Form 10KSB
period 1996-02-29
JD AMERICAN WORKWEAR INC
filed 1997-04-14
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to


                          Commission file No. 33-98682


                           JD AMERICAN WORKWEAR, INC.
-------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter


                Delaware                               05-0460102
--------------------------------------    ------------------------------------
    State or other jurisdiction of         I.R.S. Employer Identification No.
     incorporation or organization


        46 Old Flat River Road
        Coventry, Rhode Island                           02816
--------------------------------------    ------------------------------------
Address of Principal executive offices                  Zip Code


Registrant's telephone number, including area code: (401) 397-6800

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No   [ ]

      Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                     [X]

      State the issuer's revenues for its most recent fiscal year. $ 98,935.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 17, 1996 was approximately $5,123,000 based upon the closing sale price of $6.00 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 17, 1996.

      As of June 11, 1996 the registrant had 1,641,993 shares of Common Stock, $.002 par value, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:                                       NONE



                           JD AMERICAN WORKWEAR, INC.

                          Annual Report on Form 10-KSB
                  For the Fiscal Year Ended February 29, 1996


                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----

                                     PART I

Item 1.   Business                                                           4
Item 2.   Properties                                                        18
Item 3.   Legal Proceedings                                                 18
Item 4.   Submission of Matters to a Vote of Security Holders               18


                                    PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters                                                    18
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         19
Item 7.   Financial Statements                                              22
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          22


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 38
Item 10.  Executive Compensation                                            40
Item 11.  Security Ownership of Certain Beneficial Owners and Management    45
Item 12.  Certain Relationships and Related Transactions                    46


                                    PART IV

Item 13.  Exhibit List and Reports on Form 8-K                              48


                                     PART I

ITEM 1.  BUSINESS

Recent Developments

      On February 28, 1996 and April 10, 1996, respectively, closings were held for the Company's initial public offering (the "Public Offering") which was made pursuant to a Registration Statement filed with the Commission and declared effective on January 11, 1996. Pursuant to the Public Offering, the Company sold an aggregate of 327,768 units (the "Units"). The Public Offering was underwritten on a best efforts basis by Merit Capital Associates, Inc., Westport, Connecticut. Each Unit consisted of one (1) share of Common Stock and one (1) redeemable Class A Common Stock Purchase Warrant ("Class A Warrant"). Each Class A Warrant entitles the holder to receive a unit of securities of the Company consisting of one (1) share of Common Stock and one (1) redeemable Class B Common Stock Purchase Warrant ("Class B Warrant"). The exercise price of the Class A Warrants is $7.00 per unit, subject to adjustment, and $8.00 per share with respect to the Class B Warrants, subject to adjustment. The Class A Warrants and the Class B Warrants expire on January 10, 2001 and are subject to redemption under certain conditions. Pursuant to the Public Offering, the Company received gross offering proceeds of approximately $2,050,000.

      Following the second closing of the Public Offering, the Company's Common Stock and Class A Warrants commenced trading on the National Association of Securities Dealers' OTC Bulletin Board under the symbols JDAW and JDAWW. See "Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters."

      In addition, in connection with the Public Offering, holders of various classes of the Company's debt agreed to convert the principal and accrued interest of such indebtedness into shares of Common Stock of the Company. Pursuant to these agreements (collectively the "Conversion Agreements"), an aggregate of 349,225 shares of Common Stock were issued in respect of approximately $943,575 aggregate principal and approximately $190,425 of accrued interest. In addition, approximately $300,000 of the proceeds of the offering were used to repay holders of classes of the Company's indebtedness who did not agree to full conversion.

Company Background

      JD American Workwear, Inc. designs, markets and sells commercial and industrial workwear highlighted by its two key proprietary safety products, denim safety work jeans ("JD Safety Work Jeans(TM)") and cotton\poly blend uniform style Safety Work Pants ("JD Safety Uniform Pants(TM)"). The Company recently signed supply agreements that will enable it to offer a complete line of commercial and industrial footwear and workwear to complement its JD Safety Work Jeans and JD Safety Uniform Pants. See "BUSINESS - Supply Arrangements." The Company's initial product, JD Safety Work Jeans, were designed and patented by David N. DeBaene, the Company's founder and President, and the Company has recently filed a patent application with respect to certain unique functional characteristics of its Safety Uniform Pants. See "BUSINESS - Patents and Proprietary Rights."

      The Company has a manufacturing arrangement with Reed Manufacturing Co., Inc. ("Reed") pursuant to which Reed manufactures both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. This arrangement should provide the Company with more operational flexibility than the Company experienced with past manufacturers. The Company also has an arrangement pursuant to which Reed supplies, under the Company's own label, a complete line of uniform workwear to complement its proprietary safety products. See "BUSINESS - Supply Arrangements." The Company has a similar supply arrangement with Mason Shoe of Chippewa Falls, Wisconsin, an established maker of commercial and industrial footwear.

      The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and in 1994 changed its state of incorporation to Delaware. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company's business address is 46 Old Flat River Road, Coventry, Rhode Island 02816, and its telephone number is (800) 43-JEANS (435-3267).

The Industrial and Commercial Uniform Workwear Market

      According to Moody's Industry Review (May 1995) the industrial and commercial uniform work clothing market represents approximately $14.6 billion in annual sales. This market consists of thousands of businesses with uniformed workers engaged in diverse fields such as agriculture, chemicals, mining and exploration, manufacturing and fabrication, transportation and shipping, pest control, utilities, flooring and carpeting, construction and mechanical trades, and business and repair services. There are approximately 45 million "blue collar" workers in the United States in these industries. One common theme among these industries is that they employ large work forces who spend a portion of their time bending and kneeling on various surfaces, but do not spend enough time doing so to make wearing external knee pads practical. In addition to being impractical, external kneepads are cumbersome, and may cause circulation problems.

Business Strategy

      The Company's business strategy is to concentrate its efforts towards (i) expanding product acceptance for its first product - JD Safety Work Jeans, (ii) achieve market penetration of its JD Safety Uniform Pants, and (iii) launch a complete line of safety workwear to complement its proprietary core products. To achieve product acceptance of JD Safety Work Jeans, the Company will continue to attend numerous tradeshows and safety seminars, advertise in targeted trade journals and the general media, make direct mailings to customer lists and develop its team of independent distributors and sales agents. To achieve market penetration of its JD Safety Uniform Pants, the Company will pursue activities similar to those described in the foregoing sentence and has also commenced an awareness program with safety related agencies and trade groups such as NIOSH, OSHA and the National Safety Council. The Company intends to strengthen its relationship with various unions and contractors associations. To launch a workwear and footwear line to complement the Company's proprietary products, the Company secured supply arrangements with Reed with respect to workwear and an established manufacturer of footwear.


Products and Features

      The Company offers two types of products. The first type is its proprietary work jeans and uniform pants, and the second type is a line of conventional workwear. The Company's conventional workwear line lacks the proprietary safety features of the JD Safety Work Jeans and JD Safety Uniform Pants, each described below. The conventional workwear line is not fundamentally different from the products offered by its competitors. Nearly all of the Company's revenues for fiscal 1994, 1995 and 1996 are attributable to sales of the JD Safety Work Jeans. Sales of JD Safety Uniform Pants and footwear have been relatively insignificant to date. Prior to November 1995, the Company did not offer other products such as conventional workwear.

      JD Safety Work Jeans. JD Safety Work Jeans are constructed of heavy denim and leather and are designed for worker protection, durability and comfort and are machine washable. They are produced from 100% American made materials manufactured in America to the Company's exact design specifications and typically retail in the $45 to $49 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Work Jeans feature a permanent built-in closed cell polymer padding in the knee area secured in place by a moisture resistant protective leather sheathing, providing a cushion between the knee and any work surface. This feature offers protection and comfort when kneeling or leaning on surfaces that are hard, damp, cold, slippery or rough. JD Safety Work Jeans also feature high quality leather sheathing strategically placed on the seat creating a surface which is extremely durable, pliable and slip resistant. The Company believes that JD Safety Work Jeans increase job productivity by offering the wearer a high level of protection with much greater ease of movement than found in conventional (external) knee pads. Independent lab tests performed at various times from 1993 through the date of this report have demonstrated that JD Safety Work Jeans are more durable and more protective than most workwear, as measured against accepted industry standards. Certain functional properties of JD Safety Work Jeans are protected by a patent issued in 1991.

      JD Safety Uniform Pants. JD Safety Uniform Pants are cotton/poly blend uniform style work pants which incorporate many of the unique features and concepts of JD Safety Work Jeans. JD Safety Uniform Pants were developed following substantial materials research and testing and are durable enough to withstand repeated high temperature industrial laundering. Like JD Safety Work Jeans, they are designed for worker protection, durability and comfort, are produced from 100% American made materials and are manufactured in America to the Company's exact design specifications and typically retail in the $39 to $49 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Uniform Pants also feature a permanent built-in closed cell polymer padding in the knee area covered by a unique proprietary protective sheathing material developed by the Company. This material will not absorb most liquids commonly encountered by industrial workers, such as water, pesticides, petroleum fuels, and many chemicals. In addition this sheathing material is extremely durable, highly resistant to abrasion, punctures and tears. The Company developed this product to meet what the Company believes is a large and unmet need for work clothes with the protection, comfort and durability of JD Safety Uniform Pants.

      Conventional Uniform Workwear. In addition to its proprietary work jeans and uniform pants described above, the Company also offers a complete line of conventional workwear including plain uniform style pants, utility shorts, jeans, industrial shirts, footwear, sweatshirts and related products. These products are all quality products obtained from leading vendors or manufactured to the Company's specifications, but do not incorporate any of the proprietary features of the JD Safety Work Jeans or JD Safety Uniform Pants. Typical price ranges (wholesale) for the conventional workwear are as follows: trousers $14 to $16; work shorts $12 to $13; pleated and brushed pants $18 to $21; poplin work shirts $10 to $12 depending upon sleeve length; industrial work shirts $15 to $17; undergarments $17 to $19; footwear $50 to $100, depending upon features.

Supply Arrangements

      Raw Materials. Raw materials used in the manufacture of JD Safety Work Jeans consist of denim fabric, leather sheathing and closed cell polymer padding, each of which is supplied by several established sources. The raw materials used in the manufacture of JD Safety Uniform Pants consists of twill fabrics (all cotton and cotton/polyester blends), closed cell polymer padding, and a proprietary mill fabric sheathing composed of products which are commonly available. None of the principal raw materials used by the Company in the manufacture of its products is limited by critical supply or single origins. The Company's principal suppliers are Graniteville Company of Warrenville, South Carolina (fabric); Blackhawk Leather of Milwaukee, Wisconsin (leather) and Rubbertex Corporation, Roanoke, Virginia (padding). Under the Company's arrangement with Reed Manufacturing Co., Inc. ("Reed"), Reed obtains denim from its own sources. In addition, the Company has several of its own sources of denim.

      Supplier Agreements. The Company has agreements with two suppliers for its conventional uniform workwear and footwear lines. The Company's agreement for conventional workwear is with Reed, which manufactures the Company's proprietary JD Safety Work Jeans and JD Safety Uniform Pants. Pursuant to its arrangement with Reed, Reed has agreed to supply as a private label manufacturer, the various conventional workwear product lines manufactured by Reed. Minimum order quantity is six units, except for samples or special orders. The Company is obligated to affix its own label to the goods before they may be resold. The entire line manufactured by Reed is available for purchase and resale by the Company. Reed has agreed to a fixed price schedule with the Company for at least six months.

      Mason Shoe of Chippewa Falls, Wisconsin is the Company's footwear supplier and, pursuant to an agreement with the Company dated October 26, 1995, has agreed to supply footwear products to the Company in accordance with an agreed upon price schedule. Although the agreement imposes "minimum limits" upon the number of styles and the volume of purchases to be made by the Company, such limits have not been quantified by Mason and to date Mason has not imposed any such minimums on the Company. The goods shall be delivered to the Company without labels, and the Company shall affix its own label to the products before being sold to end users.

      Neither of these agreements contain specified provisions regarding term, and therefore are terminable by either party upon reasonable notice.

Manufacturing

      The Company's JD Safety Work Jeans and JD Safety Uniform Pants are manufactured in the United States exclusively from raw materials produced in the United States. The Company has a manufacturing arrangement with Reed. This arrangement is not exclusive although at the date hereof Reed is the Company's sole manufacturer and the Company believes that Reed has the capacity to meet the Company's needs for the foreseeable future. The Company has used other manufacturers in the past, but was unable to continue these relationships because of the Company's capital constraints and because initial production minimums required by such manufacturers exceeded the Company's production needs and available resources.

      The Company's manufacturing arrangement with Reed provides more operational flexibility than that offered by other manufacturers used by Company. In particular, Reed's production line permits significantly smaller minimum production runs in a given pant size. This permits the Company to balance its inventory at a lower cost because Reed will manufacture numerous sizes in a weekly batch run, rather than just one size. This flexibility has been especially valuable in light of the Company's limited resources. The absence of this flexibility plus the Company's limited capital resources were the two factors which caused the damaging inventory shortages experienced by the Company. These shortages caused the back order problems described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations." The Company has received notice from Reed that a $2.50 per unit surcharge will be imposed by Reed if the Company cannot sustain current production levels beyond approximately September 1996. Because the Company did not raise the maximum proceeds in the Public Offering, and therefore has less working capital available to build finished goods inventory, it is possible that a surcharge may be imposed within the next several months unless the Company obtains several sizeable new orders.

      Currently, Reed manufactures one hundred percent of the Company's proprietary products (JD Safety Work Jeans and JD Safety Uniform Pants) with raw materials and components supplied by the Company and obtained by Reed independently. If the Company receives adequate advance notice from Reed of its intention to cease production of these products, the Company believes that it would be able to shift to other available manufacturers without unnecessary hardship. However, if the Company were to receive less than six to eight weeks notice of a shutdown, the Company believes it would be difficult to arrange for manufacturing availability on such short notice, in which event supply interruptions would be likely to occur unless the Company had a significant inventory of finished goods on hand. Any such supply interruptions could adversely affect the Company's results of operations.

      The Company is subject to certain lead and lag times with respect to the sourcing of raw materials and the manufacture of its products. Generally, the Company must make advance purchases of most component raw materials for the JD Safety Work Jeans and JD Safety Uniform Pants. These raw materials include padding for the knees, sheathing for the knees and buttocks as well as the twill fabric for the Safety Uniform Pants. Lead time to acquire these materials is approximately 5-6 weeks each. The same knee pad materials are used for both the JD Safety Work Jean and the JD Safety Uniform Pants. Typical lead time for obtaining leather sheathing for the JD Safety Work Jeans is approximately 5-6 weeks, since this material must be tanned in accordance with the Company's specifications and can only be ordered in certain minimum dye lots. Consequently, the Company only purchases leather sheathing several times a year. The sheathing material used for JD Safety Uniform Pants is a custom designed composite mill fabric and requires a lead time of 8 weeks. As with the tanning of the leather sheathing for the JD Safety Work Jeans, the sheathing fabric for the JD Safety Uniform Pants must be custom dyed in certain minimum dye lots and, consequently, the Company does not expect to make frequent purchases of this material, which must be dyed in each of the five colors in which the JD Safety Uniform Pants are offered. The Company cuts the knee pads and leather sheathing at its facility in Coventry, Rhode Island and ships them to Reed for integration into Reed's production line. Reed purchases denim directly from major mills for manufacture of the Safety Work Jeans. Denim must be ordered up to 12 weeks in advance, since it is typically manufactured quarterly. Once the applicable materials are shipped to Reed, production time for inventory of either JD Safety Work Jeans or Safety Uniform Pants is approximately six to seven weeks including the time for delivery to the Company.

      The Company may in the future seek to establish relationships with other manufacturing facilities having full scale capabilities to handle the Company's product line. The non-proprietary products offered by the Company are obtained from leading manufacturers, including Reed. Such products may from time to time be manufactured outside the United States.

Marketing and Sales

      The Company markets and sells its products through the following general categories (i) direct marketing sales, (ii) catalog sales, (iii) incentive/premium sales, and (iv) retail sales, each of which is described below.

      Direct Marketing Sales. The Company has a proprietary mailing list derived from various sources consisting of both established customers and persons responding to advertisements in trade magazines and similar publications. Now that the Company offers a complete line of workwear and footwear, it has commenced marketing to corporate buyers seeking to outfit their workforce. The Company makes several mailings to this list annually. The Company's response rate (actual sales) from this direct marketing campaign is in excess of 6%. The Company intends to continue to aggressively pursue direct marketing opportunities as its customer base and product line grows. For example, JD Safety Work Jeans were featured in a mailer sent in April 1996 by Mason Shoe Company as a companion insert to Mason's own footwear catalog, to a significant portion of Mason's retail customer base of approximately 1.2 million mechanics, tradesmen and other blue collar workers. Based upon the success of this mailing, the Company has received Mason's commitment for an additional mailing, scheduled for the fall and a third mailing scheduled for spring of 1997. These mailings will be larger than the initial mailing.

      Samples of JD Safety Uniform Pants have been delivered and tested by Terminix, Virginia Power and Electric Company, New York Transit Authority and Northwest Airlines. Terminix, which has 36 operating regions, has purchased JD Safety Uniform Pants for all supervisors in 16 branches in its Northeast region. The Company also received several small sample orders from Terminix which have been delivered to at least six other regions. The other companies who have received samples are still in the process of evaluating and testing. Based upon past experience, the Company believes that the time to bring large "corporate" accounts such as these to closure is significantly longer than for smaller accounts.

      Catalog Sales. The Company sells directly as a wholesaler to catalog retailers. Catalog companies with which the Company has relationships include JC Penney Workwear Catalog (currently the Company is an approved supplier, and has been accepted for the Fall 1996 catalog release) and Mills Fleet Farm (a Midwestern regional general merchandiser which advertises in Sunday newspapers, Company approved as a vendor but not yet obtained catalog placement). Three million copies of the JC Penney Workwear Catalog displaying JD Safety Work Jeans and/or JD Safety Uniform Pants will be mailed annually.

      During the fiscal year ended February 28, 1995, the Company's JD Safety Work Jeans appeared in several other prominent catalogs (e.g. Wear Guard and Sears Workwear Catalog) but due to its limited capital resources, the Company was unable to supply sufficient quantities of goods (i.e. was unable to fully fill some initial and follow up orders) to meet greater than expected customer demand. Unfilled back orders totaled approximately 1,000 pairs of JD Safety Work Jeans. The Company estimates that unmet demand was approximately 2,500 pairs of JD Safety Work Jeans and/or JD Safety Uniform Pants in the aggregate. Since these accounts stopped placing new orders when the Company was unable to fill earlier orders, the Company can not be certain of the exact amount of the unmet demand. The Company is in the process of re-establishing relationships with Wear Guard, Work N' Gear and ABC Supply Co. and believes that after it has obtained sufficient capital to provide a consistent flow of goods, it will be in a position to reactivate these accounts.

      In January 1996 the Company completed its own 28 page catalog featuring its complete line of workwear. The Company is distributing this catalog to the Company's existing customer base and is using it as a sales tool for the Company's independent representatives for field sales to commercial and industrial accounts.

      Incentive/Premium Sales. The Company is marketing JD Safety Work Jeans to manufacturers, suppliers and distributors of building materials and related products for use in their incentive programs.

      In May 1995, the Company signed a premium incentive arrangement with Geocel Corporation pursuant to which Geocel agreed to promote the program on a national level. The program entitles purchasers of certain minimum quantities of Geocel's roofing products to a free pair of JD Safety Work Jeans. Under this arrangement, the Company agreed for a term of 18 months not to offer its JD Safety Work Jeans as a premium incentive to any other manufacturer of ventilation, roofing, roofing equipment or similar products sold by competitors of Geocel. Geocel has the right to extend the agreement for an additional 18 month period upon written notification to the Company within 9 months prior to the scheduled termination of the initial period. To date, the Company has not made any sales to Geocel because Geocel delayed the launch of its national promotion until June 1996. This delay was occasioned by unexpected formula adjustments made to Geocel 3300, the new sealant product line involved in the promotion. The Company has informally agreed to extend the termination date of the Agreement for a time period equal to Geocel's delay in releasing the new sealant product. Therefore, the Company does not expect sales under this program to be material until October of 1996, or perhaps later. Based solely upon information supplied to the Company by Geocel based upon the success rates of Geocel's past promotions of this type, the Company expects to sell between 15,000 and 20,000 pairs of JD Safety Work Jeans to Geocel over the eighteen months following the launch of the promotion by Geocel.

      In addition to the premium incentive program with Geocel, the Company is negotiating a promotional arrangement with Owens Corning to become effective upon the expiration of the Geocel agreement, although no definitive agreement has been reached to date, and no assurance can be given that any definitive agreement will be reached.

      Finally, Stanley Tool and a representative of the Company are currently negotiating a premium incentive program in which Stanley's customers who purchase hand tools will earn purchase points to obtain Company products from a special catalog featuring the Company's entire product line as well as products from other sources.

      Retail Sales. During Fiscal 1996, the Company added Mills Fleet Farm with 23 stores to its customer base. The Company shipped an initial order and several smaller follow-up orders. There were no other significant retail accounts for fiscal 1996. During Fiscal 1995 the Company secured several national retail accounts including ABC Supply Company, Work n' Gear and Wear Guard. Because of the high level of customer support required for retail sales and because of back order problems (inventory shortages which precluded the Company from filling orders) commencing the latter part of fiscal 1995, the Company has deferred aggressive pursuit of retail accounts until it has adequate capital resources to properly service this distribution channel. Since the sale of the maximum number of Units offered in the Public Offering was not achieved, the Company lacks adequate capital resources to enable it to commence aggressive pursuit of this market. In October 1995, the Company established a retail factory outlet in a portion of its Coventry, Rhode Island facility.

      For fiscal 1996, direct sales accounted for 37% of total sales, catalog sales accounted for 14% of total sales and retail sales accounted for 49% of total sales. For fiscal 1995, direct sales accounted for 23% of total sales, catalog sales accounted for 59% of total sales and retail sales accounted for 18% of total sales. There were no incentive/premium sales in any of the periods.

      Of the four marketing channels described above, the Company anticipates that it will generate approximately 60% of its total sales volume from direct sales of JD Safety Uniform Pants and JD Safety Jeans. The Company anticipates that approximately 25% of annual sales volume will be generated through catalog sales, with JD Safety Work Jeans being the predominant product being sold. The remaining sales are expected to be generated 10% by premium incentive sales and 5% by retail sales.

Independent Sales Representatives and Sales Arrangements

      Since January 1993, the Company has been building a team of independent sales representatives, regional sales directors, and sales agents. The Company has established a representative network based principally upon industry grouping of the account types which the representative may solicit. While certain agreements also restrict the territory in which a representative can solicit designated accounts, most agreements simply limit the type of accounts which may be solicited. Other accounts cannot be solicited without the prior approval of the Company. For instance, one sales representative covers building supply distributors, while another representative covers discount chains and retail clothing stores. All representatives receive a commission of between 5.75% and 7% of collected sales. This commission rate is reduced on integrated accounts (i.e., accounts where the representative makes the introduction but management assists in closing the sale). Currently, the Company has a total of eleven active independent representatives covering a broad spectrum of industries. In addition, certain of the Company's representatives have been given exclusivity with respect to particular industries. These "special accounts directors" cover industries such as the armed forces, pest control, airlines, and transit authorities.

      In April 1995, the Company signed a five year agreement with Shawnmark Industries, Inc. ("Shawnmark") giving Shawnmark exclusive rights to sell the Company's JD Safety Uniform Pants to the golf course industry. Pursuant to this agreement, which contains no minimum order requirements, the Company received a blanket purchase order against which the Company has shipped approximately 300 pairs through May 31, 1996. Based upon the favorable response received by Shawnmark in connection with its initial sales and promotional activities the Company agreed in July 1995 to expand the coverage of the exclusivity with Shawnmark to companies in the following industries throughout the United
States: (1) country clubs, including pro shops; (2) landscaping/nursery business; (3) federal, state and municipal parks and recreation departments;
(4) seed, sod and turf producers and installers; and (5) irrigation and sprinkler systems.

      The Company handles merchandise returns on a customer by customer basis. To date, returns have not been significant.

Competition

      The principal competitive factors in the Company's markets include innovative product design, product quality, value, product performance, durability, availability, established customer relationships, name recognition, distribution and price. The Company competes principally on the basis of innovative product design, quality, product performance and value.

      The Company competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to scale up and expand its operations or operate profitability. Dominant competitors include Carhart Industries, Red Kap Industries a division of VF Corp., Cintas Corp. and Angelica Corp. The Company believes that its competitors may be engaged in the development and marketing of products similar to those being developed and marketed by the Company. Accordingly, some of these companies may launch products competitive with those currently offered or under development by the Company.

Patents and Proprietary Rights

      Certain functional features of the JD Safety Work Jeans are covered by a U.S. Patent issued in 1991 (the "Jean Patent"). While the Jean Patent offers a certain degree of protection, there can be no assurance that it will provide the Company with any meaningful competitive advantages. The Jean Patent was issued to David N. DeBaene and was thereupon assigned to the Company in January 1995. In connection with the assignment the Company agreed to pay Mr. DeBaene $50,000 for the Jean Patent. The Jean Patent expires in the year 2008, seventeen years from the date of issuance.

      In October 1995, the Company filed a patent application covering certain functional features of its JD Safety Uniform Pants, although no assurance can be given that a patent will ultimately be issued or, if issued, will provide the Company with any meaningful competitive advantage. If this patent is issued, it will, in accordance with recent changes in rules of the Patent and Trademark Office, expire 20 years from the date of application or October 6, 2015. The functional features of the invention on which patent protection has been granted under the Jean Patent and on which additional patent protection is being solicited include wear and abrasion resistant reinforcing panels that are applied to work pant garments in the seat and knee portions thereof, the wear and abrasion resistant panels being formed of specially fabricated materials.

      The Company has used several identifying trademarks in connection with the sale of its products. The registered trademarks using the mark Jaque Dubois(R) (the original name of the Company) are being gradually discontinued due to the Company's name change. The Company has applied with the U.S. Patent and Trademark office to register the name "JD American Workwear" and certain other proprietary trademarks that are used to identify its principal products. The Company believes that its products and other proprietary rights do not infringe any proprietary rights known to be possessed by third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future, the defense costs of which could be extensive.

Customer Dependence

      For fiscal 1996, the Company's two largest customers accounted for approximately $45,500 or 46% of the Company's net sales for such fiscal year. Mills Fleet Farm, the single largest customer, accounted for 32% of the Company's 1996 net sales. For fiscal 1995, the Company's three largest customers accounted for approximately $174,000 or 59.8% of the Company's net sales for such fiscal year. Wear Guard, the Company's largest single customer for such period, accounted for 28.3% of net sales, ABC Supply Company, the Company's next largest customer for such period, accounted for 17.2% of net sales for such period, and Work N' Gear, the Company's third largest customer, accounted for approximately 14.3% of the Company's net sales for fiscal 1995. No other customers accounted for 10% or more of such sales.

Seasonality

      The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be less sensitive to the seasonal trends which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced.

Employees

      At May 31, 1996, the Company had ten employees, eight of which are full-time. Of the employees, three are performing executive and marketing functions, two performing accounting and financial functions, two performing production and distribution functions, and two performing general office administration functions. With the exception of the Chief Financial Officer and one person involved in production, all employees are full time. As business conditions and available resources dictate, the Company expects to hire additional employees to staff increased production, marketing and sales efforts.

Certain Considerations

      This Form 10-KSB, other documents of the Company and statements made by members of management of the Company, in each case, may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include the following:

      Accumulated Deficit and Operating Losses and Anticipated Continuing Losses; Explanatory Language in Auditor's Report Regarding Ability to Continue as Going Concern. The Company had an accumulated deficit at February 29, 1996 of $2,530,249 and a incurred a net loss of $1,171,988 for the fiscal year ended February 29, 1996. Because the Company has recently emerged from the development stage and is attempting to scale up its operations, it is expected that the Company will continue to sustain losses for part if not all of the fiscal year ending February 28, 1997 and perhaps thereafter. The Company had significant negative cash flow from operations during each of fiscal 1995 and 1996 and the Company continues to experience negative cash flow. Additionally, the Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The report of the Company's auditors concerning the Company's financial statements for the two years ended February 29, 1996 includes an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note A[1] to the Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      Possible Need for Additional Financing. The Company may be required to seek additional financing if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.

      Manufacturing, Distribution and Scale Up Risks. Although the Company has established numerous customer relationships as well as relationships with suppliers and manufacturers to conduct operations at higher unit volumes, difficulties may be experienced in inventory management, product distribution and other areas until the Company's operations have been scaled up for some period of time. Since the Company's manufacturing arrangement with Reed Manufacturing Co., Inc. is relatively new, difficulties such as production delays and quality control problems may be encountered. In the past, the Company switched manufacturers on two occasions, once because of the Company's capital constraints in meeting minimum production levels and once because of the manufacturer's quality control problems. These problems could recur. These past incidents caused an inventory shortage which adversely affected the Company's operations. If production delays or similar problems are encountered with Reed, the Company could be similarly adversely affected. Stockholders should be aware that unanticipated problems, many of which may be beyond the Company's control, could be encountered. These include, but are not limited to, product development, marketing and customer support problems, increased competition, new manufacturer learning curve, and lack of credibility with suppliers and customers. There can be no assurance that the Company's products will achieve broad based market acceptance or that in view of the extensive manufacturing, sales and marketing and general overhead costs expected to be incurred by the Company, that any sales will result in positive cash flow or profitable operations.

      Dependence on Existing Management; Part Time Chief Financial Officer. The success of the Company is substantially dependent on the efforts and abilities of its founder David N. DeBaene, Elizabeth Cotter, its Executive Vice President and Thomas L. Zambelli, its Vice President and Chief Financial Officer. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by Mr. DeBaene, Ms. Cotter and Mr. Zambelli. The loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and prospects. Ms. Cotter has informed the Company of her desire to terminate her employment agreement. See "EXECUTIVE COMPENSATION." Mr. Zambelli is not required to devote full time to the Company. Mr. Zambelli's employment agreement with the Company does not require him to devote any minimum amount of time to the Company's business, although it does require him to perform activities related to his office as he shall be reasonably directed and use his best efforts, skills and abilities to promote the best interests of the Company. In the event that the Company's growth is rapid and sustained, the Company may be forced to seek the services of a full time Chief Financial Officer if Mr. Zambelli is not in a position to render such services to the Company. See "MANAGEMENT."

      Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 43.8% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers. See "PRINCIPAL STOCKHOLDERS."

      Limited Customer Base; Seasonality. A significant amount of the Company's past sales have been derived from a relatively small number of customers. Failure of the Company to expand its customer base could have material adverse effect on the Company's results of operations. The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be somewhat less sensitive to the seasonal trends which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced, but not eliminated.

      Dividend Policy. The Company has never declared or paid a dividend on its Common Stock, and management expects that a substantial portion of any future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management, therefore, does not anticipate that the Company will pay dividends on the Common Stock in the foreseeable future.

      Significant Competition. The work clothing industry is highly competitive and dominated by several large companies with substantially greater financial resources and name recognition than the Company. Many of these companies are well established and possess substantially greater financial, technological and personnel resources than the Company. The Company's ability to compete with such competition will depend on the features, quality and price of its products, customer service, effective sales and marketing programs and upon its ability to design innovative products which meet the needs of the marketplace. No assurances can be given that the Company will be able to compete successfully. See "BUSINESS - Competition."

      Sales and Marketing. The Company has a network of non-exclusive sales representatives. The Company's future growth and profitability will depend in part, on the expansion of this representative network and later upon the building of an internal sales force, the hiring of a sufficient number of qualified sales agents and upon their ability to develop and continue relationships with commercial accounts. See "BUSINESS - Sales and Marketing."

      Limited Proprietary Protection. The Company holds a patent issued by the United States Patent and Trademark Office ("PTO") on one of its proprietary products - JD Safety Work Jeans and has recently filed a patent application on its uniform style JD Safety Uniform Pants. No assurance can be given that a patent on the Safety Uniform Pants will be issued or, if issued, that it will provide any meaningful protection. The Company also has registered trademarks in the United States on the names Jaque Dubois(R), The Original Jaque Dubois Carpenter Jean(R) and The Original Jaque Dubois Construction Jean(R) which the Company is in the process of discontinuing because of its name change. The Company does not currently have any registered trademarks for the name JD American Workwear, but has filed applications with the PTO to register that name and certain proprietary trademarks that are currently and will in the future be used to identify the Company's principal products. The Company regards the non-patented and the non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements and confidentiality provisions in its employee handbook and in its various agreements. Confidentiality agreements, however, may be difficult to enforce, and, despite the precautions the Company has taken, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as proprietary. See "BUSINESS - Patents and Proprietary Rights."

      Underwriter's Unit Purchase Option and Additional Options and Warrants. In connection with the Public Offering the Company issued to the Underwriter an option to purchase 32,777 Units exercisable at $8.4375 per unit for a term of three years commencing two years from the effective date of the Public Offering (the "Unit Purchase Option"). In addition, the Company has reserved shares of its Common Stock for issuance upon exercise of common stock purchase warrants, including warrants issued to investors in connection with the Company's 1995 private placements (collectively, the "Placement Warrants") as well as warrants issued to an outside Director. None of the Placement Warrants or other warrants have been exercised. The holders of the Placement Warrants have certain registration rights with respect to the public resale of the Common Stock underlying the Placement Warrants. In addition, the Company has agreed with the Underwriter, under certain circumstances, to register the Shares and Class A Warrants subject to the Unit Purchase Option for distribution to the public. Exercise of these registration rights could involve a substantial expense to the Company and could prove a hindrance to future financings.

      The Company has also reserved 250,000 shares of its Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company's 1995 Stock Option Plan (hereinafter the "Plan"), of which options to purchase an aggregate of 25,000 shares have been issued. Exercise of the Unit Purchase Option, the Placement Warrants, the outstanding warrants and stock options, and those which may be granted under the Plan (collectively, the "Convertible Securities"), will reduce the percentage of Common Stock held by the public stockholders. Further, the terms on which the Company could obtain additional capital during the life of the Convertible Securities may be adversely affected, and it should be expected that the holders of the Convertible Securities would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such Convertible Securities.


ITEM 2.  PROPERTIES

      The Company currently leases 12,000 square feet of space of a 19,600 square foot facility in Coventry, Rhode Island pursuant to a lease expiring August 1999. The monthly lease cost is approximately $2,000. The lease contains an option, expiring on October 31, 1999, enabling the Company to purchase the entire facility (including 3.5 acres of surrounding land) for $150,000, provided the Company gives notice of exercise of the option by September 30, 1999, and a purchase and sale agreement is executed by the parties by November 10, 1999. Management believes that its current facility will be satisfactory to meet the Company's needs for at least the next three years. In the event the Company exercises its purchase option, the surrounding land included in the purchase would enable the Company to expand the size of its facility.


ITEM 3.  LEGAL PROCEEDINGS

      There are no material legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      (a) Market Information. Since the April 1996 closing of the Public Offering, the Company's Common Stock has been traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "JDAW". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter since the Common Stock commenced trading in April 1996. The quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


         Fiscal Quarter Ended                            Bid Prices $
   ------------------------------------           -------------------------

                   1996                              High           Low
                   ----                           ----------     ----------

   February 29, 1996 (fourth quarter)             No trading     No trading
   April 12, 1996 through June 17, 1996           6.75           5.25

      The closing bid price of the Company's Common Stock as reported by the OTCBB was $6.00 on June 17, 1996.

      (b) Holders. As of June 17, 1996 there were approximately 100 record holders of the Company's Common Stock.

      (c) Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that all or a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management does not anticipate that the Company will pay dividends on the Common Stock in the foreseeable future. Moreover, there can be no assurance that dividends can or will ever be paid.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company has recently emerged from the development stage and intends to scale up its operations. Since its inception, the Company has been involved in the design and development of its products, the development of its relationships with its suppliers and manufacturing contractors and the marketing of its products through various distribution channels. First commercial shipments of JD Safety Work Jeans were made in September 1992. First commercial shipments of an early version of JD Safety Uniform Pants were made during 1994. In March 1995, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently manufactured by the Company. During fiscal 1997, all or a portion of the Company may experience substantial fluctuations in production volume, order receipt and shipments due to overall product demand, inventory levels, working capital availability and ordering and payment patterns of new and existing customers.

      The Company's losses to date have principally been the result of product design, testing and development expenses, marketing expenses, initial production and administrative costs and professional fees. In addition, the Company incurred higher than expected costs of goods sold because of the low level of production (and commensurately low volume of raw materials purchases), a higher proportion of sample goods to goods available for sale, and the initial sewing and cutting of garments at prices significantly higher than are now available to the Company. In November 1994, the Company lost its then current manufacturer because capital constraints precluded the Company from meeting that manufacturer's minimum production levels. Loss of the manufacturer resulted in inventory shortages as goods were sold and caused the Company to back-order various sizes of JD Safety Work Jeans to most of its customers, who thereupon refused to place additional orders until existing back-orders were filled. Most of these back orders were never filled. The Company was unable to procure a new manufacturer until February 1995, with regular production commencing in March, 1995. This manufacturer had difficulty sewing the Company's products to its design specifications, forcing the Company to seek a replacement. This second switch of manufacturers caused the Company to be unable to obtain new finished goods inventory from May 1995 until October 1995. The inventory shortage resulting from these interruptions is still affecting the Company, and will continue to affect its operations until the Company's operations are scaled up to higher volume levels. In September 1995, the Company obtained a new manufacturing arrangement with Reed. This arrangement provides more operational flexibility than that offered by prior manufacturers of the Company. In particular, Reed's production line permits significantly smaller minimum production runs in a given pant size. This permits the Company to balance its inventory at a lower cost because Reed will manufacture numerous sizes in a weekly batch run, rather than just one size. This flexibility is especially valuable in light of the Company's limited resources. The absence of this flexibility plus the Company's limited capital resources were the two factors which caused the damaging inventory shortages experienced by the Company.

      The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be less sensitive to the seasonal trends which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced.

      For the reasons stated above, the Company believes that its results of operations for the period ended February 28, 1996 are not necessarily indicative of the Company's future results of operations. Following the Public Offering, the Company significantly increased its expenditures for inventory, salaries, advertising and marketing expenditures and other costs to increase its level of production.

Fiscal Year 1996 Compared to Fiscal Year 1995

      Net sales for the year ended February 29, 1996 ("fiscal 1996") decreased 66.1% to $98,935 from $291,703 for the year ended February 28, 1995 ("fiscal 1995"). This decrease was directly attributable to decreases in unit sales volume described in the following sentences. During fiscal 1996 and part of fiscal 1995, commencing in November of 1994, the Company lost manufacturing capability and was precluded from aggressively seeking orders for shipment. Spring orders are solicited during the preceding Fall season. Although the Company temporarily resumed with a new manufacturer in March 1995, this arrangement was terminated at the end of April 1995 due to quality control problems. During this two month period approximately 10,000 pairs of finished goods were produced. Therefore, because the Company was not assured of a continuous flow of new inventory, it did not aggressively pursue sales. The Company's new manufacturing arrangement with Reed did not commence until September 1995 and the Company did not begin to receive finished goods until late November 1995. After November 1995 and during a portion of the last quarter of fiscal 1996, the Company switched production from JD Safety Work Jeans to Safety Uniforms to build inventory to commence Uniform marketing. Therefore, although total year end inventory values were higher at the end of fiscal 1996 than at the end of fiscal 1995, there were smaller quantities of JD Safety Jeans available for sale. Gross margin during fiscal 1996 was 30.7% of net sales compared to 25% of net sales for fiscal 1995.

      Selling, general and administrative ("SG&A") expenses increased 73.5% to $815,172 for fiscal 1996 from $469,923 for fiscal 1995 due to increases in amortization of debt discount ($141,947), amortization of loan fees ($86,790), professional fees related, among other things, to the Company's private placement offering preceding this Public Offering ($58,803), selling expenses ($45,117), consultants ($88,930), travel expenses associated with finding a new manufacturer ($12,149) and payroll ($41,592). Interest expense for fiscal 1996 increased 106% to $387,227 from $188,008 during fiscal 1995 due to increased borrowing in an attempt to finance inventory increases and fund expenses.

      The net loss for fiscal 1996 was $1,171,988, compared to a net loss of $585,047 for fiscal 1995. This increased loss is attributable to the shortfall in sales and the increased SG&A and interest expenses discussed above.

      Inventory increased in fiscal 1996 due to raw materials acquisitions of $147,026. Also, during fiscal 1996, finished goods inventory increased by $225,058 as the Company was seeking to recover from the inventory shortage caused by the loss of its manufacturer in November 1994. The increase in liabilities in fiscal 1996 was largely due to an increase in notes payable of $178,081, accrued expenses of $101,787, and accounts payable of $86,776, all of which were used to fund procurement of raw materials and finished goods.

Liquidity and Capital Resources

      From its inception, the Company's principal sources of capital have been provided by private placements of the Company's securities as well as loans and capital contributions from the Company's principal stockholders. In 1992, the Company obtained an SBA guaranteed loan due August 2002, secured by real estate owned by a corporation controlled by one of the Company's principal stockholders. At February 29, 1996, the principal amount of such loan was approximately $349,371. The Company has no revolving credit facility but has in the past financed certain purchase orders. The Company received approximately $1,044,000 of net proceeds from the first closing of the Public Offering. At February 29, 1996, the Company had working capital of $719,972. The report of the Company's independent auditors on the Company's financial statements for each of the two years ended February 28, 1996 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern.

      Net cash used in operating activities was $1,223,341 in fiscal 1996 compared to $443,637 in fiscal 1995. This increase was attributable to the increase in losses from operations discussed above and a $376,345 increase in inventory, consisting mostly of finished goods. The increase in the use of funds was partially offset by increases in accounts payable ($86,776) and accrued expenses ($101,787). Capital expenditures for fiscal 1996 were $31,738 and in fiscal 1995 were $86,096.

      The Company utilized a significant portion of the proceeds of the Public Offering in order to finance inventory buildup and to fund the manufacture and marketing of its products. These expenditures were necessary in order to purchase raw material inventory, finance manufacturing costs in connection with cutting, sewing and constructing the products, and in connection with promoting and marketing the Company's product line.

Inflation

      The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.


ITEM 7.  FINANCIAL STATEMENTS

      The response to this item is included as a separate section of this report commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                          JD AMERICAN WORKWEAR, INC.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors                                           F-2

Balance Sheet as at February 29, 1996                                    F-3

Statements of Operations for the Years Ended February 29, 1996
 and February 28, 1995                                                   F-4

Statements of Changes in Capital Deficiency for the Years Ended
 February 29, 1996 and February 28, 1995                                 F-5

Statements of Cash Flows for the Years Ended February 29, 1996
 and February 28, 1995                                                   F-6

Notes to Financial Statements                                            F-7

                                               Richard A. Eisner & Company, LLP
-------------------------------------------------------------------------------
                                                     Accountants and Consultant


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
JD American Workwear, Inc.
Coventry, Rhode Island 02816


      We have audited the accompanying balance sheet of JD American Workwear, Inc. as at February 29, 1996 and the related statements of operations, changes in capital deficiency and cash flows for each of the years in the two-year period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of JD American Workwear, Inc. as at February 29, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended February 29, 1996 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has sustained recurring losses and at February 29, 1996 the Company has a capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Richard A. Eisner & Company, LLP
Cambridge, Massachusetts
May 23, 1996


      University Place, 124 Mt. Auburn Street, Suite 200, Harvard Square, Cambridge, MA 02138 Telephone: (617) 576-5790, Fax: (617) 497-5490


                Member of Summit International Associates, Inc.

        New York, NY * Melville, NY * Cambridge, MA * Florham Park, NJ

                          JD AMERICAN WORKWEAR, INC.

                                 BALANCE SHEET

                               FEBRUARY 29, 1996

                                    ASSETS
                                   (Note D)


Current assets:
  Cash and cash equivalents                                          $ 1,220,758
  Accounts receivable                                                      8,431
  Inventories (Note B)                                                   627,480
  Other current assets                                                       320
                                                                     -----------
      Total current assets                                             1,856,989

Property and equipment, net of accumulated depreciation of
 $77,257 (Note C)                                                        101,505
Intangible assets, net of accumulated amortization of
 $172,941 (Note C)                                                       104,667
                                                                     -----------
      T 0 T A L                                                        2,063,161
                                                                     ===========

                      LIABILITIES AND CAPITAL DEFICIENCY

Current liabilities:
  Accounts payable                                                   $   173,071
  Accrued expenses                                                       171,348
  Accrued interest on notes payable (Note D)                             136,657
  Current portion of notes payable and long-term debt (Note D)           655,941
                                                                     -----------
      Total current liabilities                                        1,137,017

Notes payable and long-term debt, less current portion (Note D)        1,002,565
                                                                     -----------
      Total liabilities                                                2,139,582
                                                                     -----------

Commitments and contingency (Note F)

Capital deficiency (Note G):
  Preferred stock, par value $.001; authorized 1,000,000 shares;
   no shares issued
  Common stock, par value $.002; authorized 4,500,000 shares;
   issued and outstanding 1,564,225 shares                                 3,128
  Additional paid-in capital                                           2,450,700
  Accumulated deficit                                                 (2,530,249)
                                                                     -----------
      Total capital deficiency                                           (76,421)
                                                                     -----------

      T 0 T A L                                                      $ 2,063,161
                                                                     ===========


          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          JD AMERICAN WORKWEAR, INC.

                           STATEMENTS OF OPERATIONS



                                                              Year Ended
                                                   --------------------------------
                                                   February 29,        February 28,
                                                       1996                1995
                                                   ------------        ------------


Net sales                                          $     98,935         $  291,703

Cost of goods sold                                       68,524            218,819
                                                   -------------------------------

Gross profit                                             30,411             72,884
                                                   -------------------------------

Operating expenses:
  Payroll and payroll taxes                             218,615            177,023
  Selling expense                                        82,144             37,027
  Consulting expense                                     96,392              7,462
  Contract labor                                          6,647              8,081
  Freight and delivery                                    4,413             22,019
  Professional fees                                      83,253             24,450
  Rent                                                   23,310             23,100
  Supplies                                               12,334             10,119
  Telephone                                              17,652             16,511
  Travel and entertainment                               50,773             38,624
  Other                                                  97,919             31,601
  Depreciation and amortization                         121,720             73,906
                                                   -------------------------------

      Total operating expenses                          815,172            469,923
                                                   -------------------------------

      Operating loss                                   (784,761)          (397,039)

Interest expense (Note D)                               387,227            188,008
                                                   -------------------------------

NET LOSS                                           $ (1,171,988)        $ (585,047)
                                                   ===============================

Net loss per share of common stock                 $      (1.21)        $     (.46)
                                                   ===============================

Weighted average number of common shares                969,762          1,263,455
                                                   ===============================


          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                           JD AMERICAN WORKWEAR, INC.

                  STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY



                                                                   Common Stock
                                                                  $.002 Par Value     Additional
                                                                -------------------     Paid-in      Accumulated
                                                                 Shares     Amount      Capital        Deficit         Total
                                                                ---------   -------   -----------   -------------   ------------

Balance - March 1, 1994                                           875,000   $ 1,750   $    25,200   $   (773,214)   $  (746,264)
Sale of common stock in connection with a private placement        72,500       145         3,855                         4,000
Costs related to private placement                                                           (745)                         (745)
Shares issued for services at $1.50 per share                      25,000        50        37,450                        37,500
Common stock warrants issued in conjunction with notes
 payable (Note D)                                                                          31,324                        31,324
Costs related to private placement                                                         (9,557)                       (9,557)
Net loss for the year                                                                                   (585,047)      (585,047)
                                                                ---------------------------------------------------------------

Balance - February 28, 1995                                       972,500     1,945        87,527     (1,358,261)    (1,268,789)
Common stock warrants issued in conjunction with notes
 payable (Note D)                                                                         210,551                       210,551
Costs related to private placements                                                       (24,152)                      (24,152)
Surrender and cancellation of shares issued in a prior
 period (Note G[4])                                                (7,500)      (15)           15                            -0-
Initial public offering of stock, net of offering costs           250,000       500     1,043,638                     1,044,138
Conversion of debt into common stock (Note G[l])                  349,225       698     1,133,121                     1,133,819
Net loss for the year                                                                                 (1,171,988)    (1,171,988)
                                                                ---------------------------------------------------------------

BALANCE - FEBRUARY 29, 1996                                     1,564,225   $ 3,128   $ 2,450,700   $ (2,530,249)   $   (76,421)
                                                                ===============================================================


          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          JD AMERICAN WORKWEAR, INC.

                           STATEMENTS OF CASH FLOWS



                                                                        Year Ended
                                                              ------------------------------
                                                              February 29,      February 28,
                                                                  1996              1995
                                                              -------------     ------------

Cash flows from operating activities:
  Net loss                                                    $ (1,171,988)      $ (585,047)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                  121,720           73,906
    Common stock issued for services                                                 37,500
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                    13,279           (9,702)
      (Increase) in inventories                                   (376,345)        (181,536)
      (Increase) decrease in other assets                            1,430           (1,750)
      Increase in accounts payable                                  86,776           75,813
      Increase in accrued expenses                                 101,787          147,179
                                                              -----------------------------
        Net cash used in operating activities                   (1,223,341)        (443,637)
                                                              -----------------------------

Cash flows from investing activities:
  Capital expenditures                                             (31,738)         (86,096)
                                                              -----------------------------

Cash flows from financing activities:
  Principal advances on notes payable and long-term debt         1,380,000          776,801
  Repayments on notes payable and long-term debt                  (173,599)        (139,622)
  Sale of common stock                                           1,562,500
  Costs of raising capital                                        (299,880)         (98,116)
  Checks drawn in excess of bank balance                                             (2,514)
                                                              -----------------------------
        Net cash provided by financing activities                2,469,021          536,549
                                                              -----------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        1,213,942            6,816

Cash and cash equivalents - beginning of year                        6,816               -0-
                                                              -----------------------------

CASH AND CASH EQUIVALENTS - END OF YEAR                       $  1,220,758       $    6,816
                                                              =============================

Supplemental information:
  Interest paid                                               $     48,486       $   53,269
  See Note G with respect to conversion of debt.


          Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
---------------------------------------------------------------

      [1]   The Company:
            ------------

            JD American Workwear, Inc. (the "Company") was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear.

            Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. As more fully described in Note G, during the year ended February 29, 1996 the Company completed an initial public offering of units consisting of one share of common stock and one redeemable Class A common stock purchase warrant. Management believes that these proceeds will enable the Company to meet its cash requirements in the short term, but additional capital will be required by the Company to sustain operations through February 28, 1997. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.

      [2]   Property and equipment:
            -----------------------

            Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over the shorter of the term of the lease or the estimated useful life of the asset.

      [3]   Intangible assets:
            ------------------

            Organization costs are stated at cost and are being amortized over 60 months. Loan origination fees are stated at cost and are amortized over the life of the loan. Patent costs are stated at cost and are being amortized over the estimated useful life of the patent.

      [4]   Inventory:
            ----------

            Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

      [5]   Cash and cash equivalents:
            --------------------------

            The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:
---------------------------------------------------------------
           (continued)

      [6]   Revenue recognition:
            --------------------

            Revenues are recognized when products are shipped. The Company provides for returns and allowances, which have not been significant to date, on a customer-by-customer basis when incurred. The Company will provide for returns and allowances when it is determined that such an amount would be significant.

      [7]   Loss per share:
            ---------------

            Loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common shares, or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the filing of the registration statement for the Company's initial public offering at prices below the public offering price have been included in the calculation as if they were outstanding for the full year ended February 28, 1995. For the year ended February 29, 1996, options and warrants have not been considered as they are anti-dilutive.

      [8]   Use of estimates:
            -----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


(NOTE B) - Inventories:
-----------------------

            The components of inventories at February 29, 1996 are as follows:


                 Raw materials                      $ 219,435
                 Finished goods                       403,784
                 Work-in-process                        4,261
                                                    ---------
                                                    $ 627,480
                                                    =========


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Property, Equipment and Intangible Assets:
-----------------------------------------------------

            Property and equipment at February 29, 1996 is summarized as follows:

                                                                            Estimated
                                                                            Lives in
                                                                 Amount       Years
                                                                ---------   ---------

            Leasehold improvements                              $  68,678     5 - 10
            Furniture and fixtures                                 24,261     5 - 7
            Machinery and equipment                                77,855     5 - 7
            Motor vehicle                                           7,968     5
                                                                ---------
                  T o t a 1                                       178,762

            Less accumulated depreciation and amortization         77,257
                                                                ---------

                  B a l a n c e                                 $ 101,505
                                                                =========

            Intangible assets at February 29, 1996 are summarized as follows:

                                                                            Estimated
                                                                            Lives in
                                                                 Amount       Years
                                                                ---------   ----------

            Loan origination fees                               $ 214,638     1 - 8
            Patent costs                                           52,470     17
            Organization costs                                     10,500     5
                                                                ---------
                  T o t a 1                                       277,608

            Less accumulated amortization                         172,941
                                                                ---------

                  B a l a n c e                                 $ 104,667
                                                                =========

            In January 1995, the President of the Company assigned a patent to the Company related to the design of its workwear in exchange for a payment of $50,000 which approximates the President's cost.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Notes Payable and Long-Term Debt:
--------------------------------------------

            Details of the Company's notes payable and long-term debt at February 29, 1996 are as follows:


      Note payable to a bank at the prime interest rate plus 2 3/4%.
         Payable in monthly installments of $8,000 principal, plus
         accrued interest through August 2002. The note is
         collateralized by all Company assets and real estate owned by certain stockholders. The note is guaranteed in part by the
         U.S. Small Business Administration. In addition, the note is
         personally guaranteed by certain stockholders of the Company.         $   349,371

      Note payable to the Small Business Loan Fund Corporation, due in
         April of 1994, bearing interest at 5.4% annually. The note is collateralized by the corporate assets of the Company and is
         personally guaranteed by the President of the Company.                     10,000

      10% notes issued to investors due on December 31, 1995 (see Note J).         202,000

      12% subordinated notes issued to investors. In conjunction with these borrowings the Company issued warrants to purchase 68,553 shares of common stock at $2.00 per share. The value assigned to the warrants, amounting to $128,375 is being accounted for as a debt discount and is being amortized over the period of time the notes are outstanding. The effective interest rate, including amortization of the discount, is approximately 40%.
         These notes are due on demand (see Note J).                                50,000

      15 % purchase order financing note due on December 31, 1997.                 195,511

      11 % convertible subordinated notes due to investors. The notes mature on September 30, 1998. The notes are subordinate in right of payment to all indebtedness of the Company outstanding as of August 15, 1995 or to be incurred in the future. In
         conjunction with these notes the Company issued warrants to purchase 112,500 shares of the Company's common stock at a price of $2.00 per share. The warrants expire on September 30,
         2000. The value assigned to the warrants, amounting to
         $112,500, is being accounted for as debt discount and is being amortized over the period of time the notes are outstanding.
         The effective interest rate, including amortization of the discount, is approximately 17%. These notes, including accrued interest, are convertible at the option of the holder into common stock at $5.40 per share, subject to adjustment as
         defined in the agreement.                                                 443,683

      10% note due to an investor. The note is due on December 31, 1997.
         The note is collateralized by a mortgage on real estate owned
         by the parents of the President of the Company.                            40,000

      12% note due to an investor. The note is due oh December 31, 1997.
         The note is collateralized by a mortgage on real estate owned
         by the parents of the President of the Company.                            60,000

      Noninterest bearing demand loan due to an investor.                          140,000

      8% demand note due to an investor.                                           100,000

      Noninterest bearing demand note due to the parents of the
         President of the Company.                                                  43,306

      Noninterest bearing demand note due to the President of the
         Company.                                                                   14,635

      Noninterest bearing note due to a nursing home owned by the parents of the President of the Company due October 1, 2000.
         The Company is to pay the lender I % of annual net profits
         commencing October 1, 1993 until the note is paid in full.                 10,000
                                                                               -----------
      T o t a 1                                                                  1,658,506


      Less current portion                                                         655,941
                                                                               -----------

      NET LONG-TERM DEBT                                                       $ 1,002,565
                                                                               ===========


            Interest expense charged to operations related to these notes for the years ended February 29, 1996 and February 28, 1995 was $387,227 and $188,008, respectively.

            See Note G with respect to the conversion of debt.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE D) - Notes Payable and Long-Term Debt: (continued)
--------------------------------------------

            The scheduled repayment of debt at February 29, 1996 is as follows:

                   Year Ending
                   February 28,                  Amount
                   ------------                -----------

                       1997                    $   655,941
                       1998                        401,511
                       1999                        539,683
                       2000                         61,371
                                               -----------

                                               $ 1,658,506
                                               ===========

            Through February 29, 1996, the Company has not received any waivers from the noteholders of past due notes. See Note J for payments of debt subsequent to February 29, 1996.


(NOTE E) - Related Party Transactions:
--------------------------------------

            As stated in Note D, the Company has had certain borrowing transactions with related parties. Certain of these related party obligations are not formalized by any written agreements and per management and the related parties, are noninterest bearing. Accordingly, for the years ended February 29, 1996 and February 28, 1995 there has been no interest expense charged to operations related to these obligations.

            Two of the Company's stockholders, one of whom is a director of the Company, are the principal stockholders in a corporation that has provided consulting services to the Company pursuant to an agreement dated March 24, 1992. The Company incurred consulting fees under this agreement of approximately $10,000 for the year ended February 28, 1995. This agreement was terminated in February of 1995 and replaced with a new agreement whereby the corporation has the right to bid on future overseas production of the Company. This new agreement does not contain any minimum payments. See Note F[3] with regards to a consulting agreement between the Company and the aforementioned director of the Company.

            A director of the Company, who is also a wan-ant holder, is a partner of a law firm that provides various legal services to the Company. The legal fees incurred to the law firm, including fees for two private placements and the public offering of stock in 1996 were approximately $220,000 and $35,000 for the years ended February 29, 1996 and February 28, 1995, respectively.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Commitments and Contingency:
---------------------------------------

            [1]   Employment agreements:
                  ----------------------

            The Company has employment agreements with three key employees which call for minimum aggregate annual compensation of approximately $160,000 through February 1997, with annual increases of $30,000 through February of 2000 as to two of these agreements. Certain of these agreements also contain bonus stipulations based upon a percentage of the Company's pretax income (as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is earned unless and until the Company earns pretax income in excess of $5 million.

            [2]   Lease:
                  ------

            The Company rents its facilities under an operating lease which expires on April 30, 1999. The Company may continue to occupy the facilities under a tenant at will agreement upon the expiration of the lease, until 30 days notice from either party, at a rate of $2,000 per month. The lease agreement contains an option which expires on October 30, 1999 whereby the Company may purchase the facility for $150,000.

            Future annual rent under this lease is as follows:


                   Year Ending
                   February 28,
                   ------------

                   1997                          $ 24,000
                   1998                            24,000
                   1999                            24,000
                   2000                             4,000
                                                 --------
                         T o t a l               $ 76,000
                                                 ========

            Rent expense charged to operations for the years ended February 29, 1996 and February 28, 1995 was approximately $24,000.

            [3]   Consulting agreement:
                  ---------------------

            The Company has entered into a consulting agreement with a director of the Company whereby the Company will pay the director a minimum of $10,000 annually until February 28, 1998. The agreement renews automatically for periods of one year until terminated by either party.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Commitments: (continued)
-----------------------

            [4]   Settlement of dispute:
                  ----------------------

            During the year ended February 29, 1996, the Company entered into an agreement whereby a dispute over fees charged by a financial consultant was settled. The Company agreed to pay the consultant $52,000 in settlement of all past services. The financial statements as of February 29, 1996 reflect this settlement.


(NOTE G) - Capitalization:
--------------------------

            [1]   Public offering of securities:
                  ------------------------------

            In February of 1996, the Company completed a first closing of its initial public offering of units (as defined below) whereby the Company sold 250,000 units for net proceeds, after offering costs, of approximately $1,044,000. Each unit consisted of one share of common stock and one redeemable Class A common stock purchase warrant. The Class A warrants, which expire in January 2001, enable the holder to purchase a unit for $7, subject to adjustment, consisting of one share of common stock and one redeemable Class B warrant. Each Class B warrant will enable the holder to purchase one share of common stock for $8, subject to adjustment. The Class B warrants also expire in January 2001. See Note J for the sale of additional units subsequent to February 29, 1996.

            In conjunction with the offering, the holders of notes payable converted approximately $1,134,000 of notes and accrued interest thereon into 349,225 shares of common stock.

            Also, the underwriter of the public offering, pursuant to the underwriting agreement, received an option to purchase 25,000 units at a price of $8.4375 per unit. The option becomes exercisable in January 1998 and expires in January 2001.

            [2]   Common stock options:
                  ---------------------

            The Company has established a stock option plan which provides for the granting of options to purchase up to 250,000 shares of common stock. Option activity under the plan is summarized as follows:

                                                  Number of    Option Price
                                                   Shares       Per Share
                                                  ---------    ------------

            Balance - February 28, 1994                 0
            Granted                                12,500         $1.50
                                                   ------
            Balance - February 28, 1995            12,500         $1.50
            Granted                                12,500         $2.00
                                                   ------

            Balance - February 29, 1996            25,000      $1.50-$2.00
                                                   ======


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Capitalization: (continued)
--------------------------

            [2]   Common stock options: (continued)
                  ---------------------

            Options for 18,750 shares are exercisable at February 29, 1996 at prices ranging from $1.50 to $2.00 per share. At February 29, 1996, options to purchase 225,000 shares were available for future grants under the plan. See Note G[l] with respect to an option to purchase units granted to the underwriter of the public offering.

            [3]   Warrants:
                  ---------

            The Company has issued warrants to purchase common stock in connection with the issuance of notes payable, the sale of units (Note G[l]), and as compensation for professioml service providers. Warrants outstanding at Febniary 29, 1996 are as follows:


                                                      Exercise
             Warrants                  Number of        Price           Expiration
           to Purchase                  Shares      Per Security           Date
----------------------------------     ---------    ------------    ------------------

Common stock and a Class B warrant      250,000         $7.00       January 3, 2001
Common stock                             50,000         $1.50       December 31, 2000
Common stock                             68,553         $2.00       July 31, 2000
Common stock                            112,500         $2.00       September 30, 2000

            Additionally, the Company has reserved 250,000 shares of common stock for conversion of Class B warrants.

            [4]   Repurchase of securities:
                  -------------------------

            A noteholder and stockholder of the Company exchanged his note and shares for a payment of $22,000. The amount due the noteholder, including accrued interest, approximated $24,000. The Company recognized a gain on the transaction of approximately $2,000 during the year ended February 29, 1996.

            [5]   Reverse stock split:
                  --------------------

            On October 1, 1995, the Company's Board of Directors authorized a one for two reverse stock split and changed the par value per share of common stock. from $.001 to $.002.' Stockholders' equity at that date was restated to give retroactive recognition to the reverse stock split and change in par value for all periods presented. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and stock warrant data have also been restated.


(continued)

                          JD AMERICAN WORKWEAR, INC.

                         NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Income Taxes:
------------------------

            At February 29, 1996, the Company had no current or deferred tax liability.

            At February 29, 1996, the Company had net operating loss carryovers for federal income tax purposes amounting to approximately $2,550,000 that expire through 2011.

            At February 29, 1996, the Company had deferred tax assets due to the net operating loss carryovers amounting to approximately $865,000, all of which have been fully reserved since the likelihood of the realization of the benefits cannot be established.

            The Internal Revenue Code contains provisions which may limit the net operating loss carryover available for use in any given year if significant changes in ownership interest of the Company occur.


(NOTE I) - Major Customers:
---------------------------

            For the year ended February 29, 1996 two customers represented 32% and 14% of net sales and for the year ended February 28, 1995 three customers represented 28%, 17% and 14% of net sales.


(NOTE J) - Subsequent Events:
-----------------------------

            [1]   Additional sale of securities:
                  ------------------------------

            Subsequent to February 29, 1996, the Company had a second closing on its initial public offering of units whereby the Company sold an additional 77,768 units for net proceeds, after offering costs, of approximately $425,000.

            Also subsequent to February 29, 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received an option to purchase an additional 7,768 units at a price of $8.4375 per unit. The option becomes exercisable in January 1998 and expires in January 2001.

            [2]   Repayment of debt:
                  ------------------

            Subsequent to February 29, 1996, the Company repaid approximately $315,000 in past due debt and accrued interest thereon to various noteholders.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company and their ages and positions with the Company are as follows:


        Name               Age                   Positions with the Company
        ----               ---                   --------------------------

 David N. DeBaene           37        Chairman of the Board, President and Chief
                                      Executive Officer

 Elizabeth Cotter           34        Executive Vice President, Treasurer and Director

 Thomas L. Zambelli         44        Vice President and Chief Financial Officer

 Thomas A. Lisi             51        Vice President/Marketing, Director and Consultant

 Gerard S. DiFiore          36        Assistant Secretary and Director

 Dean M. Denuccio           30        Director


      David N. DeBaene, Chairman of the Board, President, and Chief Executive Officer. Mr. DeBaene is the founder of the Company and was responsible for obtaining the patent on the original Jaque Dubois Construction Jean. Mr. DeBaene is responsible for all executive level functions regarding the Company's operations and also shares responsibility for raw materials sourcing and procurement, manufacturing arrangements, product development, marketing and sales. Prior to founding the Company, for 14 years Mr. DeBaene was an owner and/or foreman of a construction company headquartered in West Warwick, Rhode Island, and also was involved in nursing home administration from 1984 to 1990.

      Elizabeth Cotter, Executive Vice President, Treasurer and Director. Ms. Cotter is responsible for implementing systems and controls for new and existing accounts and overseeing the Company's marketing, accounting, personnel and administration functions. Prior to joining the Company in January 1991, Ms. Cotter was a mortgage consultant for Providence Funding Corp. from 1989 through 1991. From March 1985 to 1989, Ms. Cotter was the director of New England sales for Ready Capital Corp., a mortgage banking company. Ms. Cotter holds a dual B.A./B.S. Bachelors degree from Boston University School of Management (marketing and organizational behavior), and has taken graduate level courses in the MBA program of the University of Rhode Island. Ms. Cotter is the wife of David N. DeBaene.

      Thomas L. Zambelli, Vice President and Chief Financial Officer. Mr. Zambelli became the Company's Vice President and Chief Financial Officer in June 1995. Mr. Zambelli is also Chief Financial Officer of Giant Carpet Stores of America, Inc. ("Giant") a privately held corporation engaged in retail sales of carpeting through a chain of approximately 40 stores located throughout the northeastern United States. On February 6, 1996, Giant filed a voluntary petition for Reorganization with the United States Bankruptcy Court, District of New Jersey, in Newark, New Jersey. The sale to a strategic buyer of the operating assets of Giant was approved by the Bankruptcy Court on April 25, 1996. The transaction is scheduled to close in June or July 1996. From 1993 to 1995, Mr. Zambelli was Chief Financial Officer of Canadians Corporation, a privately held company engaged in retail sale of women's specialty apparel. Canadians has 105 stores located throughout the eastern United States. From 1991 to 1993, Mr. Zambelli was Store Controller with United Retail Group, Inc., a public company with more than 500 stores nationwide involved in the sale of women's specialty apparel and having sales volume in excess of $350 million. During 1990 and 1991, Mr. Zambelli was Chief Financial Officer of Pergament Home Centers, a privately held company with 35 stores involved in retail sales of home improvement and decorating products. From 1976 to 1990, Mr. Zambelli was Vice President and Controller of Herman's Sporting Goods, Inc., operating a chain of 270 stores with annual sales of $700 million. While at Herman's, Mr. Zambelli's responsibilities included all accounting, financial reporting, financial planning, risk management, tax functions, and managing a staff of 160 persons. Mr. Zambelli received a B.S. in accounting from St. Peter's College in 1975, and pursued graduate studies in finance at Fairleigh Dickinson University.

      Thomas A. Lisi, Vice President/Marketing, Director and Consultant. Mr. Lisi became a director of the Company in January 1994, and became Vice President of Marketing in June 1996. Mr. Lisi brings 25 years of experience in the apparel industry to the Company. Mr. Lisi is a principal stockholder and Chief Executive Officer of Geronimo Leathers, Inc. ("Geronimo"), a manufacturer of mens leather apparel and outerwear with worldwide distribution. Geronimo also specializes as a design and manufacturing consultant to the outerwear trade and is a high volume private label manufacturer to prominent merchants. Mr. Lisi is a member of the executive committee of the Leather Apparel Association and is considered by his peers to be a leading authority in the leather apparel industry. Mr. Lisi and the Company are parties to a sales representative agreement and a consulting agreement, and Geronimo and the Company are parties to an overseas agency agreement. See "CERTAIN TRANSACTIONS."

      Gerard S. DiFiore, Esq., Assistant Secretary and Director. Mr. DiFiore became a Director of the Company in February 1995 and has been Assistant Secretary of the Company since January 1994. For more than the past ten years, Mr. DiFiore has practiced law concentrating in the areas of securities, corporate, banking and business law. Since 1995, Mr. DiFiore has been a partner with Herten, Burstein, Sheridan, Cevasco, Bottinelli & Litt. From 1990 to 1994, Mr. DiFiore was associated with Robinson, St. John & Wayne, a Newark, New Jersey firm. From 1987 to 1990, Mr. DiFiore was associated with Bachner, Tally, Polevoy & Misher of New York City. From 1984 to 1987, Mr. DiFiore was an attorney in the Division of Corporation Finance with the U.S. Securities and Exchange Commission, Washington, DC. Mr. DiFiore is a member of the American Bar Association (Member, Business Law Section, Committee Member, Federal Regulation of Securities) and the New Jersey Bar Association (Committee Member, Corporate and Securities Law Committee). In 1984, Mr. DiFiore received a J.D. cum laude from Suffolk University Law School, Boston, Massachusetts, and in 1981 received a B.A. in Economics with honors from the University of Vermont.

      Dean M. Denuccio, Director. Mr. Denuccio commenced serving as a director upon the consummation of the Public Offering. Mr. Denuccio has since 1994 been the Chief Executive Officer and principal stockholder of Deanco Enterprises, Inc., a Providence, Rhode Island based home care health provider which employs up to 200 home health care professionals. From 1988 to 1991, Mr. Denuccio was Chief Executive Officer and principal stockholder of Personnel Network Services, a privately owned health care staffing agency. From 1985 to 1988, Mr. Denuccio was a certified public accountant with Ernest A. Almonte CPAs (1985-1987) and Ernst & Young, CPAs (1987-1988). In 1986 Mr. Denuccio received a B.S. in Business Administration from Bryant College, and in 1991 received a JD from University of Tulsa Law School.

Compliance with Section 16(a) of the Securities Exchange of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act") requires officers, directors and persons who own more than 10% of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Officers, directors and greater than 10% shareholders are also required by SEC regulation to furnish copies of any such reports filed pursuant to Section 16(a) with the Company. Since the Company currently does not have a class of equity securities registered pursuant to
Section 12 of the Exchange Act, there is no obligation upon the Company's officers, directors and 10% or greater stockholders to file any such reports pursuant to Section 16(a) of the Exchange Act.


ITEM 10. EXECUTIVE COMPENSATION


      The following table sets forth a summary for the fiscal years ended February 28, 1996, 1995, and 1994, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to the President and CEO and to the Company's second most highly compensated executive officer who was serving as such at the end of fiscal 1996 (collectively, the "named executive officers"). The Company at no time during the last three fiscal years had more than two named executive officers and no officer of the company earned annual compensation of $100,000 or more.


                           SUMMARY COMPENSATION TABLE



                                                               Long-Term
                                      Annual Compensation     Compensation
        Name and            Fiscal    -------------------      Options by      All Other
   Principal Position        Year      Salary      Bonus     No. of Shares    Compensation
   ------------------       ------     ------      -----     -------------    ------------

David N. DeBaene,            1996     $ 57,557     $   -           -                -
 President and CEO           1995       42,498       650           -                -
                             1994        2,769                     -                -

Elizabeth Cotter,            1996     $ 45,307     $   -           -                -
 Executive Vice President    1995       40,038       350           -                -
 and Treasurer               1994        2,192         -           -                -

Thomas L. Zambelli           1996            -         -           -                -
 Vice President and CFO      1995            -         -           -                -
                             1994            -         -           -                -

      The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms or compensation are paid. Executive officers who qualify will be permitted to participate in the Company's 1995 Stock Option Plan which was adopted in February 1995. See "Stock Option Plan." Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees.

Employment Agreements

      Effective as of March 1, 1995, the Company entered into employment agreements with each of David N. DeBaene and Elizabeth Cotter for their services as Chairman and President and Executive Vice President, respectively. Each agreement is for a base term of five (5) years, and is thereafter renewable for additional periods of one (1) year with respect to Ms. Cotter and three (3) years with respect to Mr. DeBaene, unless the Company gives notice to the contrary. In accordance with his agreement with the Company, Mr. DeBaene's first year base salary is $65,000, increasing annually thereafter in $20,000 increments, and Ms. Cotter's first year annual base salary is $38,000, increasing annually thereafter in $10,000 increments. In order to conserve resources, Mr. DeBaene has deferred the implementation of his salary increase. In addition, each executive is entitled to receive an annual cash bonus based upon a percentage of the Company's pre-tax income (as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is payable unless and until the Company earns pre-tax income in excess of $5 million.

      Effective as of June 15, 1995, the Company entered into an employment agreement with Thomas L. Zambelli for his services as Vice President and Chief Financial Officer. Mr. Zambelli is not obligated to render his full business time to perform services under this agreement. Mr. Zambelli's employment agreement does not require him to devote any specified minimum amount of time to the Company's business, although it does require him to perform activities related to his office as he shall be reasonably directed and use his best efforts, skills and abilities to promote the best interests of the Company. Mr. Zambelli's employment agreement terminates on February 28, 1997, however, the term may be extended for successive one year periods upon the mutual agreement of Mr. Zambelli and the Company. In accordance with his employment agreement, Mr. Zambelli receives a minimum base salary of $30,000, payment of which commenced upon the first closing of the Public Offering, and is entitled to receive an annual bonus based upon the Company's performance as the Board of Directors so determines. In connection with his employment agreement, the Company granted Mr. Zambelli an incentive stock option under the Company's 1995 Stock Option Plan to purchase 12,500 shares of the Company's Common Stock at an exercise price of $2.00 per share in accordance with the Stock Option Agreement.

      Each agreement also provides for certain non-competition and non-disclosure covenants of the executive and for certain Company paid fringe benefits such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Company shall adopt them. Mr. DeBaene is not eligible to receive awards under the Company's 1995 Stock Option Plan since he is on the Committee administering the Plan.

      The agreements of Mr. DeBaene and Ms. Cotter also provide for the payment of certain additional severance compensation of $250,000 and $50,000, respectively, in the event that at any time during the term thereof (i) the agreement is terminated by the Company without cause (as defined therein), or
(ii) terminated by the employee due to a change in control (as defined therein). The Company believes that the change in control provisions in these agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision-making independence for its executive officers.

      Effective as of June 1, 1996, the Company entered into an Employment Agreement with Thomas A. Lisi for his services on a part-time basis as Vice President/Marketing & Manufacturing. Mr. Lisi is obligated to render services of not more than eight hours per week at the Company's headquarters facility and is compensated at a rate of $42.50 per hour, without benefits. The Employment Agreement is for an initial trial term of three months subject to termination by either party upon 30 days prior written notice. After the expiration of the trial period, the agreement will continue for successive three month periods, unless terminated by either party.

      The Company and Ms. Cotter, the Company's Executive Vice President, are currently in discussions with respect to the termination of her Employment Agreement for health reasons. Pursuant to these discussions, Ms. Cotter has agreed to give the Company two weeks prior written notice of her departure, and has agreed to waive the severance provisions of the Agreement. If Ms. Cotter is in a position to render services to the Company in the future, the Company may, if resources permit, retain her as a consultant on an hourly basis at a mutually agreeable rate not exceeding $18.50 per hour.

Director Compensation

      The Directors of the Company are elected annually and serve until the next annual meeting of stockholders and until a successor shall have been duly elected and qualified. Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors. Directors may be removed with or without cause by a vote of the majority of the stockholders then entitled to vote.

Compensation Committee

      David N. DeBaene and Gerard S. DiFiore are members of the Compensation Committee which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan.

Stock Option Plan

      The 1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995, provides for the issuance of options ("Options") to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock is currently reserved for issuance under the Plan. The Plan is administered by David N. DeBaene and Gerard S. DiFiore, who constitute the Compensation Committee of the Board of Directors ("Committee"). The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company (except for members of the Committee) are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. Members of the Committee are not Eligible Participants. At February 29, 1996, approximately 9 persons were eligible to receive ISOs under the Plan.

      Options. The Committee is empowered to determine the exercise price of Options granted under the Plan, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the Option is granted (110% with respect to optionees who own at least 10% of the outstanding Common Stock). The exercise price of NQSOs granted under the Plan must not be less than 85% of the fair market value of the Common Stock on the date the Option is granted. The Committee has the authority to determine the time or times at which Options granted under the Plan become exercisable, but the Options expire no later than ten years from the date of grant (five years with respect to Optionees who own at least 10% of the outstanding Common Stock of the Company). The Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).

      During fiscal 1996, one Option was granted under the Plan to Mr. Zambelli, the Company's Chief Financial Officer. The Option was an ISO to purchase 12,500 shares at an exercise price of $2.00 per share. There were no other grants of Options under the Plan during fiscal 1996.

      As of the date of this report, there are outstanding ISOs to purchase 12,500 shares issued to Mr. Zambelli, and NQSOs to purchase 12,500 shares issued to Mr. Lisi, having a weighted average exercise price of $1.75 per share. In connection with the Public Offering, the Company agreed to restrict the amount of Options available for grant under the Plan to 15% of the number of shares of Common Stock outstanding.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              (individual grants)

      The following table sets forth information with respect to individual grants of stock options to the named executive officers during fiscal 1996.


                                                 Percent of Total
                       Number of Securities        Options/SARs        Exercise or
                       Underlying Options/     Granted to Employees     Base Price    Expiration
  Name of Officer          SARS Granted           in Fiscal Year         ($/Sh.)         Date
  ---------------      --------------------    --------------------    -----------    ----------

David N. DeBaene                 -                      -                   -             -
Elizabeth Cotter                 -                      -                   -             -
Thomas L. Zambelli            12,500                   100%               $2.00       June 2005


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth information with respect to the named executive officers concerning the exercises of Options during fiscal 1996 and the number and value of unexercised Options held as of the end of fiscal 1996.


                                                                                       Value of Unexercised
                                                        No. of Unexercised             In-the-Money Options
                      No. of Shares                 Options at Fiscal Year-End        at Fiscal Year-End (2)
                       Acquired on      Value      ----------------------------    ----------------------------
       Name              Exercise      Realized    Exercisable    Unexercisable    Exercisable    Unexercisable
       ----           -------------    --------    -----------    -------------    -----------    -------------

David N. DeBaene            -             -             -               -            $      -       $      -
Elizabeth Cotter            -             -             -               -                   -              -
Thomas L. Zambelli          -             -           6,250           6,250            25,000         25,000

--------------------
<F1>  Value realized is calculated to equal the market price of the Common
      Stock at exercise less the exercise price.

<F2>  Represents the difference between $6.00 the market price of the Common
      Stock on February 29, 1996 (fiscal year end) and the exercise price of the option, multiplied by the number of options for each respective person named.

Option Repricing

      Not applicable.

Compensation Committee Interlock and Insider Participation

      No directors other than those identified above as members of the Compensation Committee served on that Committee during the last completed fiscal year. None of the executive officers of the Company has served on the board of directors or on the compensation committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of May 15, 1996 certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all of the Company's executive officers and directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.


      Name and Address             Amount and Nature of
     or Number in Group           Beneficial Ownership(1)    Percentage of Class
     ------------------           -----------------------    -------------------

David N. DeBaene                      617,500(2)                    37.6%
Annette DeBaene                        60,000(3)                     3.7%
Norman DeBaene                         48,000(3)                     2.9%
Elizabeth Cotter                       12,500(4)                       *
Thomas A. Lisi                         62,500(5)                     3.8%
Gerard S. DiFiore                      50,000(6)                     3.0%
Dean M. Denuccio                            -                          -
All Officers and Directors as
 a group (6 persons)                  748,750(5)(6)(7)              43.8%

--------------------
<F*>  less than 1%.

<F1>  Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.

<F3>  Includes 30,000 shares owned of record by David N. DeBaene's sister.

<F3>  Annette and Norman DeBaene are the parents of David N. DeBaene.

<F4>  Ms. Cotter is the spouse of David N. DeBaene.

<F5>  Includes shares issuable upon exercise of non-qualified stock options.

<F6>  Includes shares issuable upon exercise of common stock purchase warrants.

<F7>  Includes 6,250 shares issuable upon exercise of stock options issued under the Plan which are currently exercisable.

Escrow of Shares

      In accordance with the requirements of certain state securities administrators, certain of the Company's principal stockholders have agreed to place into escrow an aggregate of 700,000 shares (the "Escrow Shares") of the 875,000 shares of Common Stock held by them. Under the escrow agreement, the Escrow Shares will be ratably released to the holders in 25% increments on the sixth, seventh, eighth and ninth anniversaries, respectively, of the date of this Prospectus. If the Company meets or exceeds certain net earnings or stock price targets, the release of the Escrow Shares will be accelerated. Additionally, in accordance with the requirements of another state securities administrator, the holdings of all officers, directors and post-offering five percent (5%) stockholders are subject to certain lock-up restrictions until January 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Thomas A. Lisi and Geronimo Leathers, Inc.

      Mr. Lisi and the Company are parties to a sales representative agreement (the "Representative Agreement") effective March 1, 1993 appointing Mr. Lisi as special accounts director on a nationwide basis for the following types of accounts: (i) U.S. aircraft companies and defense industry contractors; (ii) domestic multi-level marketing organizations and premium gift and catalog services and (iii) domestic specialty leather stores. Under this agreement, Mr. Lisi is entitled to commissions of 7% of the wholesale price of all units sold to accounts which were solicited and closed solely by his efforts, and 3.5% for sales to accounts closed with the assistance of other Company personnel. In addition, until February 1995, the Company was a party to an agreement with Geronimo Leathers, Inc. ("Geronimo"), a privately held Massachusetts corporation in which Mr. Lisi is a principal stockholder, pursuant to which the Company retained Geronimo as the Company's foreign manufacturing agent (the "Foreign Manufacturing Agreement"). Pursuant to the Foreign Manufacturing Agreement, Geronimo arranged to have samples of the Company's products produced abroad and obtained terms upon which some of the Company's products could be manufactured offshore. In accordance with the Foreign Manufacturing Agreement, Geronimo earned aggregate fees of approximately $18,000 for the three year period ended February 28, 1995.

      In February 1995, the Representative Agreement between the Company and Mr. Lisi was amended to remove a royalty provision contained therein, and in consideration for the modification of the Representative Agreement, the Company issued to Mr. Lisi 25,000 shares of Common Stock and a non-qualified stock option under the Company's 1995 Stock Option Plan to purchase 12,500 shares of Common Stock. In connection with the amendment of the Representative Agreement, the Company and Mr. Lisi entered into a three year consulting agreement (the "Consulting Agreement") pursuant to which Mr. Lisi is required to devote not less than ten (10) hours per month to the Company and provide services with respect to product research and development, marketing and similar matters. Pursuant to the Consulting Agreement, Mr. Lisi is entitled to consulting fees of $10,000 per annum, payable monthly, plus accountable expenses.

      Also in February 1995, the Foreign Manufacturing Agreement between the Company and Geronimo was terminated and, in substitution therefor, the Company and Geronimo entered into a three year overseas agency agreement (the "Overseas Agency Agreement"). This agreement gives Geronimo the right to bid on substantially all future overseas production of the Company's products. Unlike the Foreign Manufacturing Agreement, the Overseas Agency Agreement does not require any minimum retention payments by the Company if it does not pursue foreign manufacture of its products.

      See "EXECUTIVE COMPENSATION - Employment Agreements" for the description of an employment agreement between the Company and Mr. Lisi.

      In 1993, another principal stockholder of Geronimo (not Mr. Lisi) purchased 12,500 shares of Common Stock from the Company for $25,000.

      The Company believes that the terms of these transactions were no less favorable to the Company than would have been obtained from transactions with non affiliated parties negotiated on an arms length basis.

      All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties; and all future material affiliated transactions and loans, and any forgiveness of loans, will be approved by a majority of the independent outside members of the Company's board of directors who do not have an interest in the transactions.

Related Party Loans

      As disclosed in Note E to the financial statements, the Company has borrowed money from time to time from related parties. At February 29, 1996, the Company owed approximately $43,000 to Annette and Norman DeBaene, principal stockholders; $10,000 to a corporation controlled by Annette and Norman DeBaene, and approximately $15,000 to David N. DeBaene. These loans are not interest bearing and will be repaid out of operating cashflow.

Legal Services

      A director of the Company, Gerard S. DiFiore, who is also a warrant holder, is a partner of the law firm that acts as general counsel to the Company. This firm represented the Company in numerous matters including all general corporate and real estate matters, several private placements, several litigation matters and the Public Offering, including blue sky matters relating thereto. The legal fees paid by the Company in connection with all the foregoing matters were approximately $35,000 and $220,000 for the years ended February 28, 1995 and 1996, respectively.

Conversion Agreements

      As of July 1, 1995, the Company entered into conversion agreements with certain holders of its various classes of outstanding indebtedness, including
(i) its 10% Secured Convertible Notes due December 1, 1995 (the "Secured Notes"); (ii) its 12% Subordinated Notes due July 31, 1995 (the "Subordinated Notes"); and (iii) its 20% Demand Notes (the "Demand Notes"). Pursuant to these conversion agreements, holders of an aggregate of $943,575 principal amount of indebtedness agreed to convert their indebtedness, plus accrued interest through the date of conversion into shares of Common Stock. The conversion was effective February 28, 1996, the date of the first closing of the Public Offering, and an aggregate of 349,225 shares of Common Stock were issued.



                                    PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   List of Exhibits

            The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-I hereof.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of fiscal 1996.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JD AMERICAN WORKWEAR, INC.



Date: June 20, 1996                     By: /s/ David N. DeBaene
                                            ---------------------------------
                                            David N. DeBaene, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         Signatures                              Title                         Date
         ----------                              -----                         ----

/s/ David N. DeBaene             Chairman of the Board, President and      June 20, 1996
---------------------------      Chief Executive Officer (Principal
    David N. DeBaene             Executive Officer)


/s/ Elizabeth Cotter             Executive Vice President and Director     June 20, 1996
---------------------------
    Elizabeth Cotter


/s/ Thomas L. Zambelli           Vice President and Chief Financial        June 20, 1996
---------------------------      Officer (Principal Financial Officer)
    Thomas L. Zambelli


/s/ Gerard S. DiFiore            Assistant Secretary and Director          June 20, 1996
---------------------------
    Gerard S. DiFiore


/s/ Thomas A. Lisi               Director                                  June 20, 1996
---------------------------
    Thomas A. Lisi


/s/ Dean M. Denuccio             Director                                  June 20, 1996
---------------------------
    Dean M. Denuccio



                                 EXHIBIT INDEX


                                                                                                 Sequentially
            Incorporated Documents                           SEC Exhibit Reference                 Numbered
----------------------------------------------        -----------------------------------        ------------

    2.1    Form of Conversion Agreement               As filed with the Registrants's                N/A
           between the Registrant and certain         Form SB-2 on October 27, 1995,
           holders of the Company's 10%               File No. 33-98486
           Secured Notes, 12% Subordinated
           Notes and 20% Demand Notes

    3.1    Certificate of Incorporation of the        As filed with the Registrant's Form            N/A
           Registrant, as amended                     SB-2, on October 27, 1995, File No.
                                                      33-98486

    3.2    By-Laws of the Registrant, as              As filed with the Registrant's Form            N/A
           amended                                    SB-2 on October 27, 1995, File No.
                                                      33-98486

    4.1    Form of Warrant Agreement                  As filed with the Registrant's Form            N/A
                                                      SB-2, on October 27, 1995, File No.
                                                      33-98486

    4.2    Form of warrant of the Registrant          As filed with the Registrants's                N/A
           issued in the Registrant's January         Form SB-2 on October 27, 1995, File
           1995 Private Placement                     No. 33-98486

    4.3    Form of Unit Purchase Option issued        As filed with the Registrant's Form            N/A
           to Merit Capital Associates, Inc.          SB-2 on October 27, 1995, File No.
                                                      33-98486

    4.4    Form of 11% Convertible                    As filed with the Registrant's Form            N/A
           Subordinated Note of the Registrant        SB-2 on October 27, 1995, File No.
           issued in the Registrant's August,         33-98486
           1995 Private Placement

    4.5    Form of warrant of the Registrant          As filed with the Registrant's Form            N/A
           issued in the Registrant's August,         SB-2 on October 27, 1995, File No.
           1995 Private Placement                     33-98486

   10.1    Lease Agreement for the                    As filed with the Registrant's Form            N/A
           Registrant's Coventry, RI facility         SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.2    Loan Agreement with Home Loan and          As filed with the Registrant's Form            N/A
           Investment Bank                            SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.3    Employment Agreement with David N.         As filed with the Registrant's Form            N/A
           De Baene                                   SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.4    Employment Agreement with Elizabeth        As filed with the Registrant's Form            N/A
           Cotter                                     SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.5    Employment Agreement with Thomas L.        As filed with the Registrants's                N/A
           Zambelli                                   Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   10.6    Consulting Agreement with Thomas A.        As filed with the Registrant's Form            N/A
           Lisi                                       SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.7    Overseas Agency Agreement with             As filed with the Registrants's                N/A
           Geronimo Leathers                          Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   10.8    Registrant's 1995 Stock Option Plan        As filed with the Registrant's Form            N/A
                                                      SB-2 on October 27, 1995, File No.
                                                      33-98486

   10.9    Form of Option Agreement under the         As filed with the Registrants's                N/A
           Registrant's 1995 Stock Option Plan        Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   10.10   Form of Sales Representative               As filed with the Registrants's                N/A
           Agreement                                  Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   10.11   Special Accounts Director Agreement        As filed with the Registrants's                N/A
           with Shawnmark Industries dated            Form SB-2 on October 27, 1995, File
           July 25, 1995                              No. 33-98486

   10.12   Agreement between the Registrant           As filed with the Registrants's                N/A
           and Geocel Corporation dated May 9,        Form SB-2 on October 27, 1995, File
           1995                                       No. 33-98486

   10.13   Supply Agreement with Reed                 As filed with the Registrants's                N/A
           Manufacturing Company, Inc. dated          Form SB-2 on October 27, 1995, File
           October 3, 1995                            No. 33-98486

   10.14   Supply Agreement with Mason Shoe           As filed with the Registrants's                N/A
           dated October 26, 1995                     Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   23.1    Consent of Richard A. Eisner &             As filed with the Registrants's                N/A
           Company, LLP                               Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

   99.1    United States Patent #5,038,408            As filed with the Registrants's                N/A
                                                      Form SB-2 on October 27, 1995, File
                                                      No. 33-98486

Filed Herewith
--------------


   11.1    Calculation re: earnings per share                                                        53