Form 10QSB
period 1996-05-31
JD AMERICAN WORKWEAR INC
filed 1997-04-14
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   May 31, 1996
                                --------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from               to
                               -------------    -------------

Commission file number   33-98682
                        ----------


                          JD AMERICAN WORKWEAR, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                  05-0460102
-------------------------------------    --------------------------------------
   (State or Other Jurisdiction of         (I.R.S.Employer Identification No.)
    Incorporation or Organization)


             46 Old Flat River Road, Coventry, Rhode Island 02816
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (401) 397-6800
-------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)


                                      N/A
-------------------------------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]     No  [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 1,641,993 shares outstanding at June 15, 1996.

      Transitional Small Business Disclosure Format (check one)

                             Yes  [X]     No  [ ]



                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB


                                                                                 Page
                                                                                 ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Balance Sheets as of May 31, 1996, and February 29, 1996        3

         Condensed Statements of Operations for the three months ended
         May 31, 1996 and May 31, 1995                                             5

         Condensed Statement of Cash Flows for the three months ended
         May 31, 1996 and May 31, 1995                                             6

         Notes to Condensed Financial Statements                                   7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                9

         Item 6.  Exhibits and Reports on Form 8-K                                 9

                  (a)  Exhibit 11 - Computation of earnings per share for the
                       three months ended May 31, 1996 and May 31, 1995           11

                  (b)  Reports on Form 8-K                                         9


                           JD AMERICAN WORKWEAR, INC.
                            CONDENSED BALANCE SHEETS
                                  (unaudited)


                                                                       May 31, 1996    February 29, 1996
                                                                       ------------    -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                            $   678,586        $ 1,220,758
  Accounts Receivable                                                       26,624              8,431
  Inventories                                                              733,385            627,480
  Other current assets                                                      11,574                320
                                                                       ------------------------------
      Total Current Assets                                               1,450,169          1,856,989

Furniture, fixtures, equipment and leasehold Improvements at cost less accumulated depreciation and amortization of $77,257 at
 February 29, 1996 and $83,614 at May 31, 1996                             107,624            101,505

Intangible Assets, net of accumulated amortization of $172,941 at
 February 29, 1996 and $179,806 at May 31, 1996                             97,401            104,667
                                                                       ------------------------------
      TOTAL ASSETS                                                     $ 1,655,194        $ 2,063,161
                                                                       ==============================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                     CONDENSED BALANCE SHEETS -- CONTINUED
                                  (unaudited)


                                                                       May 31, 1996    February 29, 1996
                                                                       ------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities
Current liabilities:
  Accounts payable                                                     $   206,590        $   173,071
  Accrued expenses                                                          66,421            171,348
  Accrued interest on notes payable                                         74,809            136,657
  Current portion of notes payable and long-term debt                      191,106            655,941
                                                                       ------------------------------
      Total Current Liabilities                                            538,926          1,137,017

Notes payable and long-term debt, less current portion                     990,819          1,002,565
                                                                       ------------------------------
      Total Liabilities                                                  1,529,745          2,139,582
                                                                       ------------------------------

Stockholders' Equity (Deficiency)
  Preferred stock, $.001 par value; 1,000,000 shares authorized;
   no shares issued and outstanding                                              0                  0
  Common stock, $.002 par value; 4,500,000 shares authorized;
   1,564,225 shares issued and outstanding at February 29, 1996;
   and 1,641,993 shares issued and outstanding at May 31, 1996               3,284              3,128
  Additional paid-in capital                                             2,873,101          2,450,700
  Accumulated deficit                                                   (2,750,936)        (2,530,249)
                                                                       ------------------------------
  Total Stockholders' Equity (Deficiency)                                  125,449            (76,421)
                                                                       ------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)          $ 1,655,194        $ 2,063,161
                                                                       ==============================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                  For the Three Months ended
                                                            May 31,
                                                  --------------------------
                                                     1996           1995
                                                  -----------    -----------

Revenues
Net sales                                         $    83,196    $    12,241
Cost of goods sold                                     43,187         13,541
                                                  --------------------------
Gross profit                                           40,009         (1,300)
                                                  --------------------------

Operating Expenses
  Payroll and payroll taxes                            76,016         47,773
  Selling Expenses                                     28,231          3,427
  Consulting Expenses                                  41,186          5,025
  Contract Labor                                            0          4,112
  Depreciation and amortization                        13,221         13,860
  Freight and delivery                                  7,630          5,106
  Professional fees                                    21,365         14,970
  Rent                                                  6,000          6,000
  Supplies                                              8,610          3,086
  Telephone                                             5,938          2,074
  Travel and Entertainment                             13,920         12,566
  Other                                                 9,378         17,177
                                                  --------------------------
       Total operating expenses                       231,495        135,176
                                                  --------------------------

Operating loss                                       (191,486)      (136,476)
  Interest expense                                    (36,345)       (76,302)
  Interest income                                       7,144
                                                  --------------------------
  NET LOSS                                        $  (220,687)   $  (212,778)
                                                  ==========================

  Net loss per common share                       $      (.14)   $      (.17)
                                                  ==========================

  Weighted average number of common shares          1,607,336      1,220,587
                                                  ==========================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                   For the Three Months ended
                                                                             May 31,
                                                                   ---------------------------
                                                                      1996            1995
                                                                   -----------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                         $  (220,687)    $  (212,778)

Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                         13,221          13,860

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                           (18,193)         17,825
  (Increase) in inventories                                           (105,905)       (125,840)
  (Increase) decrease in other assets                                  (11,253)          1,982
  Increase in accounts payable                                          33,519         (18,190)
  Increase (decrease) in accrued expenses                             (166,775)         11,083
                                                                   ---------------------------
      Net cash (used in) operating activities                         (476,073)       (312,058)
                                                                   ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   (12,076)         (5,579)
                                                                   ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt                       0         357,617
Repayments on notes payable and long-term debt                        (476,581)              0
Costs of raising capital                                               (63,492)              0
Sale of common stock                                                   486,050               0
                                                                   ---------------------------
      Net cash (used in) provided by financing activities              (54,023)        357,617
                                                                   ---------------------------
      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (542,172)         39,980

Cash and cash equivalents - beginning of year                        1,220,758           6,816
                                                                   ---------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $   678,586     $    46,796
                                                                   ===========================


See notes to Condensed Financial Statements



                   Notes to Condensed Financial Statements


Note 1 - The Company

      JD American Workwear, Inc. (the "Company") was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear.

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. The Company has partially funded operations by borrowings. The Company also conducted an initial public offering ("IPO") of common stock and warrants and received gross proceeds of approximately $2,050,000. The Company is using the proceeds of the IPO to provide working capital and to repay certain accrued expenses and noteholders of the Company.

Note 2 - Basis of Presentation

      The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996.

Note 3 - Loss Per Share

      Loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. For the three months ended May 31, 1995, pursuant to the requirements of the Securities and Exchange Commission, common shares, or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the initial filing of the registration statement for the Company's initial public offering at prices below the expected public offering price have been included in the calculation as if they were outstanding for all periods presented.

Note 4 - Subsequent Event

      On July 1, 1996, the holders of the Company's 15% Purchase Order Financing Note agreed to convert the principal of $195,511 and all accrued interest thereon of $58,250 into Common Stock at a conversion price of $4.00 per share, or an aggregate of 63,440 shares of Common Stock.



                         PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Results of Operations

      Three Months Ended May 31, 1996 Compared to Three Months Ended May 31, 1995. Net sales for the three month period ended May 31, 1996 increased 579.7% to $83, 196 from $12,241 for the three month period ended May 31, 1995. The increase is directly attributable to an increase in unit volume. The Company had lost manufacturing capability in the Fall of 1994 and was not able to solicit orders for the Spring of 1995. Manufacturing was restored in the Fall of 1995 and the Company began to solicit orders for the Spring and Fall of 1996. Cost of goods sold for the three months ended May 31, 1996 was $43,187 compared to $13,541 for the three months ended May 31, 1995. Gross margin for the three month period ended May 31, 1996 was 48.1% compared to a negative gross margin of (10.6)% for the three months ended May 31, 1995.

      Selling, general and administrative ("SG&A") expenses increased 71.3% to $231,495 for the three months ended May 31, 1996 from $135,176 for the three months ended May 31, 1995. The increase is attributable to increases in the following areas: consulting fees - $36,161, payroll - $28,243 and selling expenses - $24,804. Interest expense decreased 52.4% to $36,345 from $76,302 due to a reduction in notes payable.

      The net loss for the three months ended May 31, 1996 was $220,687 compared to a net loss of $212,778 for the three months ended May 31, 1995. The increased loss is attributable to the increase in SG&A expenses as discussed above, partially offset by the increase in gross profit.

Liquidity and Capital Resources

      Net cash used in operating activities was $476,073 for the three months ended May 31, 1996 compared to $312,058 for the three months ended May 31, 1995. The increase was primarily attributable to a decrease in accrued expenses of ($166,775).

      Capital expenditures for the three months ended May 31, 1996 were $12,076 compared to $5,579 for the three months ended May 31, 1995.

      During the quarter ended May 31, 1996, the Company received net proceeds of $422,558 from the second and final closing of its IPO. Since the Company sold less than the maximum number of units in the IPO, in order to meet future capital needs, the Company may seek additional financing through the exercise of the warrants issued in the IPO, a private placement, purchase order financing or other financing alternatives.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  N/A

Item 2.  Changes in Securities

                  N/A

Item 3.  Defaults Upon Senior Securities

                  N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

                  N/A

Item 5.  Other Information

                  N/A

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit 11. Statement re computation of earnings per share for the three months ended May 31, 1996 and May 31, 1995.

         (b)      Reports on Form 8-K

                  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JD AMERICAN WORKWEAR, INC.



                                       By: /s/ DAVID N. BEBAENE
                                       --------------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)


                                       By: /s/ THOMAS L. ZAMBELLI
                                       --------------------------------------
                                           Thomas L. Zambelli, Vice President
                                           (Chief Financial Officer)


Date:  July 31, 1996