Form 10QSB
period 1996-08-31
JD AMERICAN WORKWEAR INC
filed 1997-04-14
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 1996

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to

Commission file number   33-98682
                       --------------------------------------------------------

                         JD AMERICAN WORKWEAR, INC.
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                               05-0460102
--------------------------------------    -------------------------------------
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

            46 Old Flat River Road, Coventry, Rhode Island 02816
            ----------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 397-6800
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)


                                     N/A
       ---------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
                             Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 1,705,432 shares outstanding at September 25, 1996.

      Transitional Small Business Disclosure Format (check one)

Yes       No  X
    ---      ---

                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

           Condensed Balance Sheets as of August 31, 1996 and
            February 29, 1996............................................    3

           Condensed Statements of Operations for the three and six
            months ended August 31, 1996 and August 31, 1995.............    5

           Condensed Statements of Cash Flows for the six months ended
            August 31, 1996 and August 31, 1995..........................    7

           Notes to Condensed Financial Statements.......................    8

           Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.................    9

PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings....................................   10

           Item 2.  Changes in Securities................................   10

           Item 3.  Defaults Upon Senior Securities......................   10

           Item 4.  Submissions of Matters to a Vote of Security Holders.   10

           Item 5.  Other Information....................................   10

           Item 6.  Exhibits and Reports on Form 8-K.....................   10

                    (a)  Exhibit 11 - Computation of earnings per share
                         for the six months ended August 31, 1996 and
                         August 31, 1995.................................   12

                 (b)  Reports on Form 8-K................................   10


                         JD AMERICAN WORKWEAR, INC.
                          CONDENSED BALANCE SHEETS
                                 (unaudited)

                                                  August 31,    February 29,
                                                     1996           1996
                                                  ----------    ------------

ASSETS
  Current assets:
    Cash and cash equivalents                     $  258,810    $1,220,758
    Accounts receivable, net                         129,217         8,431
    Inventories                                      782,223       627,480
    Other current assets                              18,384           320
                                                  ----------    ----------
      Total Current Assets                         1,188,634     1,856,989
                                                  ----------    ----------

  Furniture, fixtures, equipment and leasehold
   improvements at cost less accumulated
   depreciation and amortization of $104,460
   at August 31, 1996 and $77,257 at February
   29, 1996                                          113,263       101,505
  Intangible Assets, net of accumulated
   amortization of $186,382 at August 31, 1996
   and $172,941 at February 29, 1996                  90,826       104,667
                                                  ----------    ----------
      TOTAL ASSETS                                $1,392,723    $2,063,161
                                                  ==========    ==========

See notes to Condensed Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                    CONDENSED BALANCE SHEETS -- CONTINUED
                                 (unaudited)

                                                 August 31, 1996    February 29, 1996
                                                 ---------------    -----------------

LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)
  Liabilities
  Current liabilities:
    Accounts payable                               $   145,641         $   173,071
    Accrued expenses                                    35,606             171,348
    Accrued interest on notes payable                   37,657             136,657
    Current portion of notes payable and
     long-term debt                                    169,726             655,941
                                                   -----------         -----------
      Total Current Liabilities                        388,630           1,137,017
  Notes payable and long-term debt, less
   current portion                                     768,171           1,002,565
                                                   -----------         -----------
      Total Liabilities                              1,156,801           2,139,582
                                                   -----------         -----------

Stockholders' Equity (Deficiency)
  Preferred stock, $.001 par value; 1,000,000
   shares authorized; no shares issued
    and outstanding                                          0                   0
  Common stock, $.002 par value; 4,500,000
   shares authorized; 1,564,225 shares
   issued and outstanding at February 29,
   1996; and 1,705,433 shares issued and
   outstanding at August 31, 1996                        3,411               3,128
  Additional paid-in capital                         3,126,735           2,450,700
  Accumulated deficit                               (2,894,224)         (2,530,249)
                                                   -----------         -----------
      Total Stockholders' Equity (Deficiency)          235,922             (76,421)
                                                   -----------         -----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                         $ 1,392,723         $ 2,063,161
                                                   ===========         ===========

See notes to Condensed Financial Statements



                         JD AMERICAN WORKWEAR, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                   For the Three Months ended
                                           August 31,
                                   ---------------------------
                                       1996            1995
                                       ----            ----

Revenues
  Net sales                        $   142,063     $    18,642
  Cost of goods sold                    75,438           9,456
                                   -----------     -----------
  Gross profit                          66,625           9,186
                                   -----------     -----------

Operating Expenses
  Payroll and payroll taxes             68,433          51,092
  Selling Expenses                       4,100          44,591
  Consulting Expenses                    7,271          69,848
  Contract Labor                           163           2,536
  Depreciation and amortization         27,302         164,784
  Freight and delivery                   4,084           1,588
  Professional fees                     24,575          26,741
  Rent                                   8,235           6,000
  Supplies                               4,219           3,161
  Telephone                              4,309           6,531
  Travel and Entertainment               7,594          12,745
  Other                                 24,364          23,848
                                   -----------     -----------
      Total operating expenses         184,650         413,465
                                   -----------     -----------
      Operating loss                  (118,025)       (404,279)
  Interest expense                     (28,658)        (26,157)
  Interest income                        3,395               0
                                   -----------     -----------
      NET LOSS                     $  (143,288)    $  (430,436)
                                   ===========     ===========

  Net loss per common share        $     (0.09)    $     (0.34)
  Weighted average number of
   common shares                     1,684,056       1,262,305
                                   ===========     ===========

See notes to Condensed Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                              For the Six Months ended
                                                     August 31,
                                              ------------------------
                                                 1996          1995
                                                 ----          ----

Revenues
  Net sales                                   $   225,259    $   30,883
  Cost of goods sold                              118,625        22,997
                                              -----------    ----------
  Gross profit                                    106,634         7,886
                                              -----------    ----------

Operating Expenses
  Payroll and payroll taxes                       144,449        98,865
  Selling Expenses                                 32,331        48,018
  Consulting Expenses                              48,457        74,873
  Contract Labor                                      163         6,648
  Depreciation and amortization                    40,523       178,644
  Freight and delivery                             11,714         6,694
  Professional fees                                45,940        41,711
  Rent                                             14,235        12,000
  Supplies                                         12,829         6,247
  Telephone                                        10,247         8,605
  Travel and Entertainment                         21,514        25,311
  Other                                            33,742        41,025
                                              -----------    ----------
      Total operating expenses                    416,145       548,641
                                              -----------    ----------
      Operating loss                             (309,511)     (540,755)
  Interest expense                                (65,003)     (102,459)
  Interest income                                  10,539             0
                                              -----------    ----------
      NET LOSS                                $  (363,975)   $ (643,214)
                                              ===========    ==========

  Net loss per common share                   $     (0.22)   $    (0.51)

  Weighted average number of common shares      1,645,696     1,262,305
                                              ===========    ==========

See notes to Condensed Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                       For the Six Months ended
                                                              August 31
                                                       ------------------------
                                                         1996            1995
                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $  (363,975)    $  (643,214)
  Adjustments to reconcile net loss to net
   cash (used in) operating activities:
    Depreciation and amortization                         40,523         178,644
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable          (120,786)         15,976
    (Increase) in inventories                           (154,743)       (195,425)
    (Increase) in other assets                           (18,064)        (40,969)
    Increase (decrease) in accounts payable              (27,430)         66,062
    Increase (decrease) in accrued expenses             (234,742)        177,470
                                                     -----------     -----------
    Net cash (used in) operating activities             (879,217)       (441,456)
                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                   (24,521)        (21,205)
                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and
   long-term debt                                              0         637,895
  Repayments on notes payable and long-term debt        (734,528)       (113,422)
  Costs of raising capital                               (63,402)        (65,251)
  Sale of common stock                                   739,720               0
                                                     -----------     -----------
  Net cash (used in) provided by financing
   activities                                            (58,210)        459,222
                                                     -----------     -----------
NET DECREASE IN CASH AND
CASH EQUIVALENTS                                        (961,948)         (3,439)
  Cash and cash equivalents - beginning of period      1,220,758           6,816
                                                     -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $   258,810     $     3,377
                                                     ===========     ===========

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

Note 2 - Basis of Presentation

      The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The February 29, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations, and changes in financial position for the interim periods.

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 1996. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 1997.

Note 3 - Loss Per Share

      Loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. For the three and six months ended August 31, 1995, pursuant to the requirements of the Securities and Exchange Commission, common shares, or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the initial filing of the registration statement for the Company's initial public offering at prices below the expected public offering price have been included in the calculation as if they were outstanding for all periods presented.

Note 4 - Conversion of Purchase Order Financing Note

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

                        PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended August 31, 1996 Compared to Three Months Ended August 31, 1995. Net sales for the three month period ended August 31, 1996 increased 662% to $142,063 from $18,642 for the three month period ended August 31, 1995. The increase is directly attributable to an increase in unit volume. The Company had lost manufacturing capability in the Fall of 1994 and was not able to solicit orders for the Spring of 1995. Manufacturing was restored in the Fall of 1995 and the Company began to solicit orders for the Spring and Fall of 1996. Cost of goods sold for the three months ended August 31, 1996 was $75,438 compared to $9,456 for the three months ended August 31, 1995. Gross margin for the three month period ended August 31, 1996 was 46.9% compared to 49.3% for the three months ended August 31, 1995.

      Selling, general and administrative ("SG&A") expenses decreased 55.3% to $184,650 for the three months ended August 31, 1996 from $413,465 for the three months ended August 31, 1995. The decrease is primarily attributable to a decrease in depreciation and amortization ($137,482), consulting expenses ($62,577) and selling expenses ($40,491).

      The net loss for the three months ended August 31, 1996 was $143,288 compared to a net loss of $430,436 for the three months ended August 31, 1995. The decreased loss is attributable to increased sales, resulting in increased gross profit, and decreased SG&A expenses.

      Six Months Ended August 31, 1996 Compared to Six Months Ended August 31, 1995. Net sales for the six month period ended August 31, 1996 increased 629.4% to $225,259 from $30,883 for the six months ended August 31, 1995. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the six months ended August 31, 1996 was $118,625 compared to $22,997 for the six months ended August 31, 1995. Gross margin for the six months ended August 31, 1996 was 47.3% compared to 25.5% for the six months ended August 31, 1995.

      SG&A expenses decreased 24.1% to $416,145 for the six months ended August 31, 1996 from $548,641 for the six months ended August 31, 1995. The decrease is primarily attributable to a decrease in depreciation and amortization ($138,121), consulting expenses ($26,416) and selling expenses ($15,687) partially offset by an increase in payroll ($45,584).

      The net loss for the six months ended August 31, 1996 was $363,975 compared to a net loss of $643,214 for the six months ended August 31, 1995. The decreased loss is attributable to increased sales, resulting in increased gross profit, and decreased SG&A expenses.

Liquidity and Capital Resources

      Net cash used in operating activities was $ 879,217 for the six months ended August 31, 1996 compared to $441,456 for the six months ended August 31, 1995. The increase was primarily attributable to a reduction in accrued expenses of $234,742 for the six months ended August 31, 1996 compared to an increase in accrued expenses of $177,470 for the six months ended August 31, 1995. Capital expenditures for the six months ended August 31, 1996 were $24,521 compared to $21,205 for the six months ended August 31, 1995.

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

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  N/A

Item 2.  Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submissions of Matters to a Vote of Security Holders.  N/A

Item 5.  Other Information.  N/A

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. Exhibit 11. Statement re computation of earnings per share for the six months ended August 31, 1996 and August 31, 1995.

         (b)  Reports on Form 8-K.  None.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JD AMERICAN WORKWEAR, INC.



                                       By: /s/ David N. DeBaene
                                           ------------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)


                                       By: /s/ Thomas L. Zambelli
                                           ------------------------------------
                                           Thomas L. Zambelli, Vice President
                                           (Chief Financial Officer)


Date: October 14, 1996