Form 10QSB
period 1996-11-30
JD AMERICAN WORKWEAR INC
filed 1997-04-14
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   November 30, 1996
                                -------------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                    to
                               ------------------    -----------------

Commission file number   33-98682
                        ----------


                          JD AMERICAN WORKWEAR, INC.
------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


               Delaware                                05-0460102
--------------------------------------   -------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


             46 Old Flat River Road, Coventry, Rhode Island 02816
------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                               (401) 397-6800
------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                    N/A
------------------------------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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

      Common Stock, $.002 par value per share, 1,708,433 shares outstanding at December 30, 1996.

      Transitional Small Business Disclosure Format (check one)

                               Yes  [ ]     No  [X]


                          JD AMERICAN WORKWEAR, INC.

                             INDEX TO FORM 10-QSB


                                                                                     Page
                                                                                     ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Balance Sheets as of November 30, 1996 and February 29, 1996        3

         Condensed Statements of Operations for the three and nine months ended
         November 30, 1996 and November 30, 1995                                       5

         Condensed Statements of Cash Flows for the nine months ended November
         30,  1996 and November 30,  1995                                              7

         Notes to Condensed Financial Statements                                       8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                   10

         Item 2.  Changes in Securities                                               10

         Item 3.  Defaults Upon Senior Securities                                     10

         Item 4.  Submissions of Matters to a Vote of Security Holders                10

         Item 5.  Other Information                                                   10

         Item 6.  Exhibits and Reports on Form 8-K                                    10

                  (a)  Exhibit 11 - Computation of earnings per share for the
                       nine months ended November 30, 1996 and November 30, 1995      12

                  (b)  Reports on Form 8-K                                            10



                           JD AMERICAN WORKWEAR, INC.
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                                     November 30,    February 29,
                                                                         1996            1996
                                                                     ------------    ------------

ASSETS
Current assets:
  Cash and cash equivalents                                          $    43,251     $ 1,220,758

  Accounts receivable, net                                               207,649           8,431

  Inventories                                                            889,163         627,480

  Other current assets                                                    20,315             320
                                                                     ---------------------------
      Total Current Assets                                             1,160,378       1,856,989

Furniture, fixtures, equipment and leasehold improvements at cost less accumulated depreciation and amortization of
 $97,226 at November 30, 1996 and $77,257 at February 29, 1996           108,308         101,505

Intangible Assets, net of accumulated amortization of $194,371
 at November 30, 1996 and $172,941 at February 29, 1996                   82,837         104,667
                                                                     ---------------------------

      TOTAL ASSETS                                                   $ 1,351,523     $ 2,063,161
                                                                     ===========================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                      CONDENSED BALANCE SHEETS -- CONTINUED
                                   (unaudited)



                                                                     November 30,    February 29,
                                                                         1996            1996
                                                                     ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Liabilities

Current liabilities:
  Accounts payable                                                   $   294,192     $   173,071

  Accrued expenses                                                        35,606         171,348

  Accrued interest on notes payable                                       26,107         136,657

  Current portion of notes payable and long-term debt                    162,248         655,941
                                                                     ---------------------------
      Total Current Liabilities                                          518,153       1,137,017

Notes payable and long-term debt, less current portion                   757,728       1,002,565
                                                                     ---------------------------
      Total Liabilities                                                1,275,881       2,139,582

Stockholders' Equity (Deficiency)

Preferred stock, $.001 par value; 1,000,000 shares authorized;
 no shares issued and outstanding                                              0               0

Common stock, $.002 par value; 4,500,000 shares authorized;
 1,564,225 shares issued and outstanding at February 29, 1996;
 and 1,708,433 shares issued and outstanding at November 30, 1996          3,417           3,128

Additional paid-in capital                                             3,131,230       2,450,700

Accumulated deficit                                                   (3,059,004)     (2,530,249)
                                                                     ---------------------------

      Total Stockholders' Equity (Deficiency)                             75,642         (76,421)
                                                                     ---------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)        $ 1,351,523     $ 2,063,161
                                                                     ===========================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      For the Three Months ended
                                                             November 30
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------

Revenues

  Net sales                                           $  161,309      $   11,131
  Cost of goods sold                                      89,244          11,025
                                                      --------------------------
  Gross profit                                            72,065             106

Operating Expenses

  Payroll and payroll taxes                               67,319          60,392
  Selling Expenses                                        26,095          24,122
  Consulting Expenses                                     19,555           7,301
  Contract Labor                                           1,958               0
  Depreciation and amortization                           21,755          55,001
  Freight and delivery                                     7,520           3,362
  Professional fees                                       17,491          11,490
  Rent                                                     9,400           6,000
  Supplies                                                 3,511           3,574
  Telephone                                                4,837           4,325
  Travel and Entertainment                                12,814          10,768
  Other                                                   19,663          30,097
                                                      --------------------------
      Total operating expenses                           211,916         216,432
                                                      --------------------------
      Operating loss                                    (139,851)       (216,326)
                                                      --------------------------

Interest expense                                          26,196         102,058
Debt offering costs                                            0          38,270
Interest income                                              875               0
                                                      --------------------------

NET LOSS                                              $ (165,173)     $ (356,654)
                                                      ==========================

  Net loss per common share                           $    (0.10)     $    (0.46)

  Weighted average number of common shares             1,706,422       1,255,955
                                                      ==========================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                                    (unaudited)


                                                      For the Nine Months ended
                                                            November 30,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------

Revenues
  Net sales                                           $  386,406     $   42,014
  Cost of goods sold                                     207,869         34,022
                                                      -------------------------
  Gross profit                                           178,537          7,992

Operating Expenses
  Payroll and payroll taxes                              211,768        159,257
  Selling Expenses                                        52,021         72,140
  Consulting Expenses                                     68,012         82,174
  Contract Labor                                           2,120          6,648
  Depreciation and amortization                           62,278        233,645
  Freight and delivery                                    17,945         10,056
  Professional fees                                       63,431         53,201
  Rent                                                    23,635         18,000
  Supplies                                                16,340          9,821
  Telephone                                               15,084         12,930
  Travel and Entertainment                                34,328         36,079
  Other                                                   61,100         71,122
                                                      -------------------------
      Total operating expenses                           628,061        765,073
                                                      -------------------------
      Operating loss                                    (449,524)      (757,081)

Interest expense                                         (91,200)      (204,517)
Interest income                                           11,969              0
                                                      -------------------------
NET LOSS                                              $ (528,755)    $ (999,868)
                                                      =========================

  Net loss per common share                           $    (0.32)    $    (0.51)

  Weighted average number of common shares             1,665,791      1,260,122
                                                      =========================


See notes to Condensed Financial Statements



                           JD AMERICAN WORKWEAR, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    (unaudited)


                                                              For the Nine Months ended
                                                                    November 30,
                                                            -----------------------------
                                                                1996             1995
                                                            ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                                  $   (528,755)    $   (999,868)

Adjustments to reconcile net loss to net cash (used in)
 operating activities:
  Depreciation and amortization                                   62,278          233,645
  Common Stock issued for services                                 4,500                0

Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                    (199,218)          14,059
  (Increase) in inventories                                     (261,683)        (199,732)
  (Increase) in other assets                                     (19,995)         (34,388)
  Increase (decrease) in accounts payable                        121,121           22,294
  Increase (decrease) in accrued expenses                       (246,292)          68,371
                                                            -----------------------------
Net cash (used in) operating activities                       (1,068,044)        (895,619)
                                                            -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (26,373)         (28,975)
                                                            -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Principal advances on notes payable and long-term debt                 0        1,291,168
Lease Obligation                                                       0            5,403
Repayments on notes payable and long-term debt                  (759,408)        (132,108)
Costs of raising capital                                         (63,402)        (113,706)
Sale of common stock                                             739,720                0
                                                            -----------------------------
Net cash (used in) provided by financing activities              (83,090)       1,050,757
                                                            -----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (1,177,507)         126,163

Cash and cash equivalents - beginning of period                1,220,758            6,816
                                                            -----------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $     43,251     $    132,979
                                                            =============================


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

Note 3 - Loss Per Share

      Loss per share is calculated based on the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended November 30, 1995, pursuant to the requirements of the Securities and Exchange Commission, common shares, or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the initial filing of the registration statement for the Company's initial public offering at prices below the expected public offering price have been included in the calculation as if they were outstanding for all periods presented.



                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995. Net sales for the three month period ended November 30, 1996 increased fourteen fold to $161,309 from $11,131 for the three month period ended November 30, 1995. The increase is directly attributable to an increase in unit volume. The Company had lost manufacturing capability in the Fall of 1994 and was not able to solicit orders for the Spring of 1995. Manufacturing was restored in the Fall of 1995 and the Company began to solicit orders for the Spring and Fall of 1996. Cost of goods sold for the three months ended November 30, 1996 was $89,244 compared to $11,025 for the three months ended November 30, 1995. Gross margin for the three month period ended November 30, 1996 was 44.7% compared to .1% for the three months ended November 30, 1995.

      Selling, general and administrative ("SG&A") expenses decreased slightly to $211,916 for the three months ended November 30, 1996 from $216,432 for the three months ended November 30, 1995. The increases in payroll and sales and marketing were offset by decreases in depreciation and amortization.

      The net loss for the three months ended November 30, 1996 was $165,173 compared to a net loss of $356,654 for the three months ended November 30, 1995. The decreased loss is attributable to increased sales, resulting in increased gross profit.

      Nine Months Ended November 30, 1996 Compared to Nine Months Ended November 30, 1995. Net sales for the nine month period ended November 30, 1996 increased nine fold to $386,406 from $42,014 for the nine months ended November 30, 1995. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the nine months ended November 30, 1996 was $207,869 compared to $34,022 for the nine months ended November 30, 1995. Gross margin for the nine months ended November 30, 1996 was 46.2% compared to 19.0% for the nine months ended November 30, 1995.

      SG&A expenses decreased 17.9% to $628,061 for the nine months ended November 30, 1996 from $765,073 for the nine months ended November 30, 1995. The decrease is primarily attributable to a decrease in depreciation and amortization ($171,367), consulting expenses ($18,662) and selling expenses ($20,119) partially offset by an increase in payroll ($52,511).

      The net loss for the nine months ended November 30, 1996 was $528,755 compared to a net loss of $999,868 for the nine months ended November 30, 1995. The decreased loss is attributable to increased sales, resulting in increased gross profit, and decreased SG&A expenses.


Liquidity and Capital Resources

      Net cash used in operating activities was $ 1,068,044 for the nine months ended November 30, 1996 compared to $895,619 for the nine months ended November 30, 1995. The increase was primarily attributable to a reduction in accrued expenses of $246,292 for the nine months ended November 30, 1996 compared to an increase in accrued expenses of $68,371 for the nine months ended November 30, 1995. Capital expenditures for the nine months ended November 30, 1996 were $26,373 compared to $28,975 for the nine months ended November 30, 1995.

      During the quarter ended May 31, 1996, the Company received net proceeds of $422,558 from the second and final closing of its IPO. Since the Company sold less than the maximum number of units in the IPO, in order to meet future capital needs and maintain current levels of production, the Company will be required to seek additional financing through the exercise of the warrants issued in the IPO, a private placement, purchase order financing or other financing alternatives.


                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.  N/A

Item 2.  Changes in Securities.  N/A

Item 3.  Defaults Upon Senior Securities.  N/A

Item 4.  Submissions of Matters to a Vote of Security Holders.  N/A

Item 5.  Other Information.  N/A

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits. Exhibit 11. Statement re computation of earnings per share for the nine months ended November 30, 1996 and November 30, 1995.

         (b)  Reports on Form 8-K.  None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      JD AMERICAN WORKWEAR, INC.



                                      By:  /s/ DAVID N. DEBAENE
                                           -----------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)


                                      By:  /s/ ANTHONY P. SANTUCCI
                                           -----------------------------------
                                           Anthony P. Santucci, Vice President
                                           (Chief Financial Officer)


Date: January 13, 1997