Form 10KSB
period 1997-02-28
JD AMERICAN WORKWEAR INC
filed 1997-06-13
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

(Mark One)

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[x]   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended February 28, 1997
                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[x]   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to

                        Commission file No. 33-98682

                         JD AMERICAN WORKWEAR, INC.
           (Exact name of registrant as specified in its charter)

               Delaware                         05-0460102
      (State or other jurisdiction           (I.R.S. Employer
           of incorporation                 Identification No.)
           or organization)

         46 Old Flat River Road
         Coventry, Rhode Island                    02816
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (401) 397-6800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No  __

      Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

      State the issuer's revenues for its most recent fiscal year. $513,233.

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 2, 1997 was approximately $4,670,000 based upon the closing sale price of $4.75 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 2, 1997.

      As of June 11, 1997 the registrant had 1,783,407 shares of Common Stock, $.002 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:      None


                         JD AMERICAN WORKWEAR, INC.

                        Annual Report on Form 10-KSB
                 For the Fiscal Year Ended February 28, 1997


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

ITEM 1.  BUSINESS.

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

      In July 1996, holders of the Company's 15% Purchase Order Financing Note agreed to convert the principal of $195,571 and all accrued interest thereon of $58,250 into Common Stock at a conversion price of $4.00 per share, or an aggregate of 63,440 shares of Common Stock. From December 1996 through March 1997 the Company issued two investors $200,000 aggregate principal amount of 10% Secured Convertible Notes due April 30, 1998.

Forward Looking Statements

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.

General

      The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products. The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company's industrial workwear products consist of a complete line of commercial and industrial footwear and workwear highlighted by it's two key proprietary safety products, denim safety work jeans ("JD Safety Work Jeans(TM)") and cotton/poly blend uniform style Safety Work Pants ("JD Safety Uniform Pants(TM)"). The Company's initial product, JD Safety Work Jeans, was designed and patented by David N. DeBaene, the Company's founder and President. The Company was recently awarded a second patent with respect to certain unique functional characteristics of its Safety Uniform Pants. See "BUSINESS - Patents and Proprietary Rights." The Company markets its products throughout the United States and internationally principally for industrial and manufacturing applications.

The Industrial and Commercial Uniform Workwear Market

      According to Moody's Industry Review (May 1995) the industrial and commercial uniform work clothing market represents approximately $14.6 billion in annual sales. This market consists of thousands of businesses with uniformed workers engaged in diverse fields such as agriculture, chemicals, mining and exploration, manufacturing and fabrication, transportation and shipping, pest control, utilities, flooring and carpeting, construction and mechanical trades, and business and repair services. There are approximately 45 million "blue collar" workers in the United States in these industries. One common theme among these industries is that they employ large work forces who spend a portion of their time bending and kneeling on various surfaces, but do not spend enough time doing so to make wearing external knee pads practical. In addition to being impractical, external knee pads are cumbersome, and may cause circulation problems.

Business Strategy

      The Company's objective is to become a leading provider of safety workwear products. To achieve this objective, the Company is pursuing a business strategy which includes the following principal elements: (i) expand product acceptance for its proprietary products - JD Safety Work Jeans and JD Safety Uniform Pants; (ii) identify and pursue customers with large manufacturing and construction bases of employees and safety requirements, and (iii) offer a complete line of industrial workwear to complement its proprietary core products.

      Expand product acceptance for its proprietary products - JD Safety
Work Jeans, and  JD Safety Uniform Pants   To create brand awareness and
name recognition and ultimately achieve product acceptance of JD Safety Work Jeans and JD Safety Uniform Pants, the Company will continue to attend numerous tradeshows and safety seminars, advertise in targeted trade journals and the general media, make direct mailings to customer lists and
develop its team of independent distributors and sales agents.   The Company
has also commenced an awareness program with safety related agencies and trade groups such as NIOSH, OSHA and the National Safety Council. The Company also intends to strengthen its relationships with various labor unions and contractors associations.

      Identify and pursue customers with large manufacturing and construction bases of employees and safety requirements. The Company's sales and marketing efforts are focused primarily towards safety directors and loss control and ergonomics specialists of industrial and commercial businesses. Management believes that such sales and marketing efforts will encourage the purchase and use of the Company's products by such businesses.

      Offer a complete line of industrial workwear to complement its proprietary core products. Due to the success of its Safety Work Pant and Safety Work Jean the Company has identified an opportunity to fulfill the greater needs of its customer base with an expanded line of products. The Company has demonstrated it can deliver its customers nationally recognized brand products at a competitive cost and greater personal service with a direct sales force. The Company has entered into supply arrangements with several manufacturers to supply a complete line of industrial workwear.

Products and Features

      The Company offers two types of products. The first type is its JD Proprietary Safety Workwear which is comprised of JD Safety Work Jeans and JD Safety Uniform Pants. The second type is its Private Label Conventional Workwear. The Company's private label conventional workwear line lacks the proprietary safety features of the JD Safety Work Jeans and JD Safety Uniform Pants, each described below. The conventional workwear line is not fundamentally different from the products offered by its competitors. For the fiscal year ended February 28, 1997, sales of the JD Safety Work Jeans accounted for approximately 62%of revenues while sales of JD Safety Uniform Pants accounted for approximately 31%. Nearly all of the Company's revenues for fiscal 1995 and 1996 were attributable to sales of the JD Safety Work Jeans. Sales of private label workwear and footwear have been insignificant to date.

      JD Proprietary Safety Workwear - The Company's has two patented safety products, denim safety work jeans ("JD Safety Work Jeans(TM)") and cotton/poly blend uniform style Safety Work Pants ("JD Safety Uniform Pants(TM)"). Both JD Safety Work Jeans(TM) and JD Safety Uniform Pants are offered fifty-five sizes. , JD Safety Uniform Pants are offered in 5 colors.

      The Company has a manufacturing arrangement with Reed Manufacturing Co., Inc. ("Reed") pursuant to which Reed manufactures both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. This arrangement should provide the Company with more operational flexibility than the Company experienced with past manufacturers.

      JD Safety Work Jeans. JD Safety Work Jeans are constructed of heavy denim and leather, are designed for worker protection, durability and comfort and are machine washable. They are produced from 100% American made materials manufactured in America to the Company's strict design specifications and typically retail in the $45 to $49 price range. The Company's sales to catalogs and retailers are at a lower price than the
retail price.   JD Safety Work Jeans feature a permanent built-in closed
cell polymer padding in the knee area secured in place by a moisture resistant protective leather sheathing, providing a cushion between the knee and any work surface. This feature offers protection and comfort when kneeling or leaning on surfaces that are hard, damp, cold, slippery or rough. JD Safety Work Jeans also feature high quality leather sheathing strategically placed on the seat creating a surface which is extremely durable, pliable and slip resistant. The Company believes that JD Safety Work Jeans increase job productivity by offering the wearer a high level of protection with much greater ease of movement than found in conventional (external) knee pads. Independent lab tests performed at various times from 1993 through the date of this report have demonstrated that JD Safety Work Jeans are more durable and more protective than most workwear, as measured against accepted industry standards. Certain functional properties of JD Safety Work Jeans are protected by a patent issued in 1991.

      JD Safety Uniform Pants. JD Safety Uniform Pants are cotton/poly blend uniform style work pants which incorporate many of the unique features and concepts of JD Safety Work Jeans. JD Safety Uniform Pants were developed following substantial materials research and testing and are durable enough to withstand repeated high temperature industrial laundering. Like JD Safety Work Jeans, they are designed for worker protection, durability and comfort, are produced from 100% American made materials and are manufactured in America to the Company's exact design specifications and typically retail in the $39 to $49 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Uniform Pants also feature a permanent built-in closed cell polymer padding in the knee area covered by a unique proprietary protective sheathing material developed by the Company. This material will not absorb most liquids commonly encountered by industrial workers, such as water, pesticides, petroleum fuels, and many chemicals. In addition this sheathing material is extremely durable, highly resistant to abrasion, punctures and tears. The Company developed this product to meet what it believes is a large and unmet need for work clothing with the protection, comfort and durability of JD Safety Uniform Pants.

      Private Label Conventional Workwear. In addition to its proprietary work jeans and uniform pants described above, the Company also offers a complete line of conventional workwear including plain uniform style pants, utility shorts, jeans, industrial shirts, footwear, sportswear, activewear and related products. These products are all quality products obtained from leading vendors of manufactured to the COmpany's specifications, but do not incorporate any of the proprietary features of the JD Safety Work Jeans of JD Safety Uniform Pants.

Manufacturing and Sources of Supply

      Proprietary Products The Company's JD Safety Work Jeans and JD Safety Uniform Pants are manufactured in the United States exclusively from raw materials produced in the United States. Some of the component parts and subassemblies are manufactured by the Company, however, final assembly is performed by Reed. The Company's proprietary products are manufactured to
strict Company specifications.   The Company has a manufacturing arrangement
with Reed Manufacturing Co., Inc. ("Reed") pursuant to which Reed manufactures both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. This arrangement is not exclusive although currently Reed is the Company's sole manufacturer. The Company believes that Reed has the capacity to meet the Company's needs for the foreseeable future. The Company has used other manufacturers in the past, but was unable to continue these relationships because of the Company's capital constraints and because initial production minimums required by such manufacturers exceeded the Company's production needs and available resources.

      The Company's manufacturing arrangement with Reed provides more operational flexibility than that offered by other manufacturers used by the Company in the past. In particular, Reed's production line permits significantly smaller minimum production runs in a given pant size. This permits the Company to balance its inventory at a lower cost because Reed will manufacture numerous sizes in a weekly batch run, rather than just one size. This flexibility has been especially valuable in light of the Company's limited resources. The absence of this flexibility plus the Company's limited capital resources were the two factors which caused the damaging inventory shortages experienced by the Company in 1994. These shortages caused the back order problems described in "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Results of Operations."

      In early 1996, the Company received notice from Reed that a $2.50 per unit surcharge would be imposed by Reed as a result of erratic changes in production schedules. As a result, the Company incurred surcharges for production of safety uniform pants produced during the three months ended April, 1996. Since April, 1996 the Company has sustained minimum production levels required by Reed and has not incurred surcharges.

      Presently, Reed manufactures one hundred percent of the Company's proprietary products (JD Safety Work Jeans and JD Safety Uniform Pants).
The Company believes that its supply arrangement with Reed provides consistency and quality of its products. While the Company believes that the interruption of production of these products, by Reed, without sufficient notice, would have a material adverse effect on the Company's operations until alternative sources are secured, it also believes that
there are adequate alternative sources of manufacturing services.   However,
if the Company were to receive sufficient notice, it believes that it can obtain manufacturing services from a variety of sources.

      The Company may in the future seek to establish relationships with other manufacturing facilities having full scale capabilities to handle the Company's product line. The non-proprietary products offered by the Company are obtained from leading manufacturers, including Reed. Such products may from time to time be manufactured outside the United States.

Raw Materials. Raw materials used in the manufacture of JD Safety Work Jeans consist of denim fabric, leather sheathing and closed cell polymer foam padding, each of which is supplied by several established sources. Raw materials and components are supplied by both the Company and by Reed. The raw materials used in the manufacture of JD Safety Uniform Pants consists of twill fabrics (cotton/polyester blends), closed cell polymer foam padding, and a proprietary mill fabric sheathing composed of products which are commonly available. None of the principal raw materials used by the Company in the manufacture of its products are limited by critical supply or single origins. The Company's principal suppliers are Blackhawk Leather of Milwaukee, Wisconsin (leather); Manufacturer's Rubber and Supply, Merrimac, MA, (foam padding) and Brookwood Industries, New York, NY (sheathing).
Under the Company's arrangement with Reed , Reed obtains denim and twill from its own sources. In addition, the Company has several of its own sources of denim and twill.

      The lead time between ordering and receipt of raw materials varies with the materials involved, but generally ranges from three weeks to six weeks. Generally, the Company must make advance purchases of most component raw materials for the JD Safety Work Jeans and JD Safety Uniform Pants. These raw materials include padding for the knees, sheathing for the knees and buttocks as well as the twill fabric for the Safety Uniform Pants. The Company has not experienced any difficulties in obtaining raw materials on commercially reasonable terms, however, the disruption of its supply of these materials would have a material adverse effect on the Company's operations.

      The Company's manufacturing activities are conducted in an approximately 12,000 square foot facility which is leased by the Company. See "Item 2 - Properties" below. The Company has 2 persons employed in various manufacturing and assembly functions. See "Employees" below. The Company cuts the knee pads and leather sheathing at its facility in Coventry, Rhode Island and ships these components to Reed for integration into Reed's production line. Reed purchases denim and twill directly from major mills for manufacture of the Safety Work Jeans. Denim must be ordered up to 12 weeks in advance, since it is typically manufactured quarterly. Once the applicable materials are shipped to Reed, production time for inventory of either JD Safety Work Jeans or Safety Uniform Pants is approximately six to seven weeks including the time for delivery to the Company.

Conventional Workwear and Footwear. The Company has agreements with two suppliers for its conventional uniform workwear and footwear lines. The Company's agreement for conventional workwear is with Reed, which manufactures the Company's proprietary JD Safety Work Jeans and JD Safety Uniform Pants. Pursuant to its arrangement with Reed, Reed has agreed to supply, as a private label manufacturer, the various conventional workwear product lines manufactured by Reed. The Company is obligated to affix its own label to the goods before they may be resold. The entire line manufactured by Reed is available for purchase and resale by the Company. Reed has agreed to a fixed price schedule with the Company.

      Mason Shoe of Chippewa Falls, Wisconsin is the Company's primary footwear supplier and, pursuant to an agreement with the Company dated October, 1995, has agreed to supply footwear products to the Company in accordance with an agreed upon price schedule. Although the agreement imposes "minimum limits" upon the number of styles and the volume of purchases to be made by the Company, such limits have not been quantified by Mason and to date Mason has not imposed any such minimums on the Company.

      Neither of these agreements contain specified provisions regarding term, and therefore are terminable by either party upon reasonable notice.

Quality Control

      Management believes that maintaining high quality manufacturing standards is important to its competitive position and also believes that the Company has developed a reputation for high quality products. The Company maintains quality control systems and procedures which it reviews with its manufacturing personnel and which it modifies as appropriate. The Company's quality control systems and procedures include inspection of each fully assembled pant to verify performance and safety features.

Marketing and Sales

      The Company's JD Safety Work Jeans and JD Safety Uniform Pants and its private label conventional workwear are marketed and sold through a growing network of independent sales representatives and distributors. In addition, the Company's senior management devotes a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales.

      Currently, the Company's marketing and sales efforts are segmented into the following general categories (i) direct marketing sales, (ii) catalog sales, (iii) distributor sales, and (iv) retail sales, each of which is described below.

      Direct Marketing Sales. The Company advertises and markets its products through direct mailings, participation and exhibition of products at industrial trade shows, personal solicitations at businesses which have been identified as likely purchasers of the Company's products and industry referrals. In April, 1996 and again in October, 1996, the Company's JD Safety Work Jeans were featured in mailers sent by Mason Shoe Company as a companion insert to Mason's own footwear catalog, to a significant portion of Mason's retail customer base of approximately .8 million mechanics, tradesmen and other blue collar workers. Based on the success of this program, the Company's JD Safety Uniform Pants were featured in addition to
its JD Safety Jeans in major direct mail program in May, 1997.   In
February, 1997, the Company's JD Safety Work Jeans were featured in a direct mail marketing syndication with several major gasoline credit card companies. For the fiscal years ended February 28, 1997 and 1996, direct marketing sales accounted for approximately 20% and 37% of total sales, respectively.

      The Company has entered into a service partner arrangement with American Linen Supply / Ameripride Services. American Linen is a leader in the uniform rental industry. This relationship will enable the Company to service the needs of customers requiring rental programs for their employees.

      The Company maintains a proprietary mailing list derived from various sources consisting of both established customers and persons responding to
advertisements in trade magazines and similar publications.    The Company
makes several mailings to this list annually. The Company intends to continue to aggressively pursue direct marketing opportunities as its customer base and product line grow.

      Catalog Sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several catalog merchants for resale to consumers. The Company's Proprietary Safety Workwear are featured in current issues of JC Penney Workwear Catalog, The Sportsmans' Guide, Delta Safety Products, Ergo Shop, Masterman's and Uniforms Plus More. Three million copies of the JC Penney Workwear Catalog displaying JD Safety Work Jeans and/or JD Safety Uniform Pants are mailed annually. In addition, the Company is currently negotiating with Wear Guard to be featured in its Holiday mailing in November, 1997. Sales to catalog merchants accounted for approximately 42% of revenues for the fiscal year ended February 28, 1997.and approximately 14% for fiscal 1996.

      In January, 1996 the Company completed its own 28 page catalog featuring its complete line of workwear. The Company is distributing this catalog to the Company's existing customer base and is using it as a sales tool for the Company's independent representatives for field sales to commercial and industrial accounts.

      Distributor sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several distributors for resale to consumers.
The Company's distributor network consists of five domestic distributors. Typically, distributors maintain inventory in order to offer rapid delivery to their customers. Sales to distributors accounted for approximtely 38% of revenues for the fiscal year ended February 28, 1997.

      In April 1995, the Company signed a five year agreement with Shawnmark Industries, Inc. ("Shawnmark") giving Shawnmark exclusive rights to sell the Company's JD Safety Uniform Pants to the golf course industry. Pursuant to this agreement, which contains no minimum order requirements, the Company received a blanket purchase order against which the Company has shipped approximately 3,300 pairs during fiscal 1997. Based upon the favorable response received by Shawnmark in connection with its initial sales and promotional activities the Company agreed in July 1995 to expand the coverage of the exclusivity with Shawnmark to companies in the following industries throughout the United States: (1) country clubs, including pro shops; (2) landscaping/nursery business; (3) federal, state and municipal parks and recreation departments; (4) seed, sod and turf producers and installers; and (5) irrigation and sprinkler systems.

      Retail Sales. During Fiscal 1997, the Company added to its customer base Wheatbelt, a chain of independently owned franchise stores specializing in agricultural and farming supplies, as well as Mills Fleet Farm, a department store chain with 23 stores. Because of the high level of customer support required for retail sales, the Company has deferred aggressive pursuit of retail accounts until it has adequate capital resources to properly service this distribution channel. Sales to retail merchants accounted for approximately 7% of revenues for the fiscal year ended February 28, 1997.and approximately 49% for fiscal 1996.

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

      The Company competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to scale up and expand its operations or operate profitability. Dominant competitors of conventional workwear include Carhart Industries, Red Kap Industries a division of VF Corp., Cintas Corp. and Angelica Corp. The Company believes that its competitors may be engaged in the development and marketing of products similar to those being developed and marketed by the Company. Accordingly, some of these companies may launch products competitive with those currently offered or under development by the Company.

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

      In June 1997, the Company was granted a patent covering certain functional features of its JD Safety Uniform Pants, While the Uniform Patent offers a certain degree of protection, there can be no assurance that it
will provide the Company with any meaningful competitive advantages.   The
Uniform Patent will expire in the year 2008. The functional features of the invention on which patent protection has been granted under the Jean Patent and Uniform Patent include wear and protective abrasion resistant reinforcing panels that are strategically positioned onto work pant garments in the seat and knee portions thereof, the wear and abrasion resistant panels being formed of specially fabricated materials.

      The Company has used several identifying trademarks in connection with the sale of its products. The registered trademarks using the mark Jaque Duboisr (the original name of the Company) are being gradually discontinued due to the Company's name change. The Company has applied with the U.S. Patent and Trademark office to register the name "JD American Workwear" and certain other proprietary trademarks that are used to identify its proprietary products. There can be no assurance that third parties will not assert infringement claims in the future, the defense costs of which could be extensive.

Customer Dependence

      For fiscal 1997, the Company's four largest customers accounted for approximately $300,000 or 60% of the Company's net sales for the fiscal year, 21% to the largest customer (Mason Shoe Company), 17% to Shawnmark Industries and 11% each to JC Penney and American Linen Supply. For fiscal 1996, the Company's three largest customers accounted for approximately $45,500 or 46% of the Company's net sales for the fiscal year. Mills Fleet Farm, the single largest customer, accounted for 32% of the Company's 1996
net sales.   No other customers accounted for 10% or more of such sales.

Seasonality

      The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans has been higher during the fall and winter seasons and lower during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be less sensitive to the seasonal trends which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced.

Employees

      At June 1, 1997, the Company had ten employees, eight of which are full-time. Of the employees, three are performing executive and marketing functions, two performing accounting and financial functions, two performing production and fulfillment functions, and two performing general office administration functions. With the exception of the Chief Financial Officer and one person involved in production, all employees are full time. As business conditions and available resources dictate, the Company expects to hire additional employees to staff increased production, marketing and sales efforts.

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

      Accumulated Deficit and Operating Losses and Anticipated Continuing Losses; Explanatory Language in Auditor's Report Regarding Ability to Continue as Going Concern. The Company had an accumulated deficit at February 28, 1997 of $3,334,457 and a incurred a net loss of $804,208 for the fiscal year ended February 28, 1997. Because the Company has recently emerged from the development stage and is attempting to scale up its operations, it is expected that the Company will continue to sustain losses for part if not all of the fiscal year ending February 28, 1998 and perhaps thereafter. The Company had significant negative cash flow from operations during each of fiscal 1995, 1996 and 1997 and the Company continues to experience negative cash flow as it builds inventory to position itself to aggressively pursue market opportunities. Additionally, the Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The report of the Company's auditors concerning the Company's financial statements for the two years ended February 28, 1997 includes an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See Note A[1] to the Financial Statements and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

      Definite Need for Additional Financing. The Company will be required to seek additional financing to meet its business strategy of achieving significant market penetration of its JD Uniform Safety Pants. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.

      Manufacturing, Distribution and Scale Up Risks. Although the Company has established numerous customer relationships as well as relationships with suppliers and manufacturers to conduct operations at higher unit volumes, difficulties may be experienced in inventory management, product distribution and other areas until the Company's operations have been scaled up for some period of time. Since the Company's manufacturing arrangement with Reed Manufacturing Co., Inc. is relatively new, difficulties such as production delays and quality control problems may be encountered. In the past, the Company switched manufacturers on two occasions, once because of the Company's capital constraints in meeting minimum production levels and once because of the manufacturer's quality control problems. These problems could recur. These past incidents caused an inventory shortage which adversely affected the Company's operations. During fiscal 1996, the Company was unable, due to capital constraints, to maintain its production schedule with Reed, and thereby incurred production surcharges of approximately $30,000. If production delays or similar problems are encountered with Reed, the Company could be similarly adversely affected. Stockholders should be aware that unanticipated problems, many of which may be beyond the Company's control, could be encountered. These include, but are not limited to, product development, marketing and customer support problems, increased competition, new manufacturer learning curve, and lack of credibility with suppliers and customers. There can be no assurance that the Company's products will achieve broad based market acceptance or that in view of the extensive manufacturing, sales and marketing and general overhead costs expected to be incurred by the Company, that any sales will result in positive cash flow or profitable operations.

      Dependence on Existing Management; Part Time Chief Financial Officer. The success of the Company is substantially dependent on the efforts and abilities of its founder David N. DeBaene, Thomas A. Lisi, its Vice President of Sales and Marketing and a Director of the Company, and Anthony P. Santucci, its Chief Financial Officer. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by Messrs. DeBaene, Lisi and Santucci. The loss or interruption of their continued services would have a materially adverse effect on the Company's
      business operations and prospects.   Messrs.  Lisi and Santucci are
      not required to devote full time to the Company. Mr. Santucci's verbal employment agreement with the Company does not require him to devote any minimum amount of time to the Company's business, although it does require him to perform activities related to his office as he shall be reasonably directed and use his best efforts, skills and abilities to promote the best interests of the Company. In the event that the Company's growth is rapid and sustained, the Company may be forced to seek the services of a full time Chief Financial Officer if Mr. Santucci is not in a position to render such services to the Company. See "MANAGEMENT."

      Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 40% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers. See "PRINCIPAL STOCKHOLDERS."

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

      Limited Proprietary Protection. The Company holds two patents issued by the United States Patent and Trademark Office ("PTO") on its proprietary products - JD Safety Work Jeans and uniform style JD Safety Uniform Pant. No assurance can be given that these patents will provide any meaningful protection. The Company also has registered trademarks in the United States on the names Jaque Duboisr, The Original Jaque Dubois Carpenter Jeanr and The Original Jaque Dubois Construction Jeanr which the Company is in the process of discontinuing because of its name change. The Company does not currently have any registered trademarks for the name JD American Workwear, but has filed applications with the PTO to register that name and certain proprietary trademarks that are currently and will in the future be used to identify the Company's principal products. The Company regards the non-patented and the non-copyrighted technology and know-how related to its products as proprietary trade secrets and attempts to protect them with confidentiality agreements and confidentiality provisions in its employee handbook and in its various agreements. Confidentiality agreements, however, may be difficult to enforce, and, despite the precautions the Company has taken, it may be possible for third parties to copy aspects of the Company's products or, without authorization, to obtain and use information which the Company regards as proprietary. See "BUSINESS - Patents and Proprietary Rights."

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

      The Company has reserved an aggregate of 465,648 shares of Common Stock for issuance of Warrants to purchase Common Stock issued to certain financial consultants associated with the underwriter of its Public Offering. The Company has also reserved 250,000 shares of its Common Stock for issuance upon exercise of stock options or similar awards which may be granted pursuant to the Company's 1995 Stock Option Plan (hereinafter the "Plan"), of which options to purchase an aggregate of 240,500 shares have been issued. See "Certain Relationships and Related Transactions." Exercise of the Unit Purchase Option, the Placement Warrants, the outstanding warrants and stock options, and those which may be granted under the Plan (collectively, the "Convertible Securities"), will reduce the percentage of Common Stock held by the public stockholders. Further, the terms on which the Company could obtain additional capital during the life of the Convertible Securities may be adversely affected, and it should be expected that the holders of the Convertible Securities would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such Convertible Securities.

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

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

      (a) Market Information. Since the April 1996 closing of the Public Offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "JDAW". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter since the Common Stock commenced trading in April 1996. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                Bid Prices
                                                                -----------------
                                                                High          Low
                                                                ----          ---

FISCAL  1996
Fourth Quarter  (February 29, 1996)                             No trading    No trading

FISCAL  1997
First Quarter  (April 12, 1996 through May 30, 1996)            $6.750        $5.250
Second Quarter (June 1, 1996 through August 31, 1996)            6.500         4.000
Third Quarter (September 1, 1996 through November 30, 1996)      6.000         2.375
Fourth Quarter (December 1, 1996 through February 28, 1997)      5.000         3.500

      The closing bid price of the Company's Common Stock as reported by the OTCBB was $4.75 on June 2, 1997.

      (b) Holders. As of June 11, 1997 there were approximately 125 record holders of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      The Company has recently emerged from the development stage and intends to scale up its operations. Since its inception, the Company has been involved in the design and development of its products, the development of its relationships with its suppliers and manufacturing contractors and the marketing of its products through various distribution channels. First commercial shipments of JD Safety Work Jeans were made in September 1992. First commercial shipments of an early version of JD Safety Uniform Pants were made during 1994. In March 1995, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently manufactured by the Company. The Company experienced during fiscal 1997, and may experience during all or a portion of fiscal 1998, substantial fluctuations in production volume, order receipt and shipments due to overall product demand, inventory levels, working capital availability and ordering and payment patterns of new and existing customers.

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

      For the reasons stated above, the Company believes that its results of operations for the years ended February 28, 1997 are not necessarily indicative of the Company's future results of operations. Following the Public Offering, the Company significantly increased its expenditures for inventory, salaries, advertising and marketing expenditures and other costs to increase its level of production.

Fiscal Year 1997 Compared to Fiscal Year 1996

      Net sales for the year ended February 28, 1997 ("fiscal 1997") increased 418.8% to $513,233 from $98,935 for the year ended February 29, 1996 ("fiscal 1996"). This increase was directly attributable to increases in unit sales volume.

      Gross margin during fiscal 1997 was 38% of net sales compared to 31% of net sales for fiscal 1996.

      Selling, general and administrative ("SG&A") expenses increased 3.6% to $844,490 for fiscal 1997 from $815,171 for fiscal 1996. Increases in payroll, research and development and consulting expenses were partially offset by decreases in amortization of debt discount, amortization of loan fees and advertising expenses. Interest expense for fiscal 1997 decreased 56.8% to $167,263 from $387,227 during fiscal 1996 due primarily to the reduction on outstanding debt resulting from the conversion of several classes of notes.

      The net loss for fiscal 1997 was $804,208, compared to a net loss of $1,171,988 for fiscal 1996. This decreased loss is directly attributable to the increase in sales and gross profit from operations as well as the decrease in interest costs.

      Accounts receivable increased more than 20 fold to $221, 983 from 1996 to 1997 as a result of increased sales. Inventory increased to $828,891 in fiscal 1997 due to a continuous flow of production throughout the year. Finished goods inventory increased 54.3% to $623,171 at February 28, 1997 from $403,784 a year earlier. In January 1996, the Company began production of its patented JD Safety Uniform Pants in anticipation of a product launch in early fiscal 1997. The decrease in current liabilities in fiscal 1997 was largely due to repayments of short-term borrowings and accrued interest following the second closing of the IPO. Long-term debt was reduced significantly to $840,199 at February 28, 1997 from $1,002,565, primarily as a result of noteholders converting their notes to common stock.

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

Liquidity and Capital Resources

      From its inception, the Company's principal sources of capital have been provided by private placements of the Company's securities as well as loans and capital contributions from the Company's principal stockholders. In 1992, the Company obtained an SBA guaranteed loan due August 2002, secured by real estate owned by a corporation controlled by one of the Company's principal stockholders. At February 28, 1997, the principal amount of such loan was approximately $276,706. The Company has no revolving credit facility but has in the past, financed certain purchase orders. The Company received approximately $1,044,000 of net proceeds from the first closing of the Public Offering. At February 28, 1997, the Company had working capital of $498,059. The report of the Company's independent auditors on the Company's financial statements for each of the two years ended February 28, 1997 contains an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.

      Net cash used in operating activities was $1,383,676 in fiscal 1997 compared to $1,223,341 in fiscal 1996. This increase was attributable to the increase in losses from operations discussed above and a $201,411 increase in inventory, consisting mostly of finished goods. The increase in the use of funds was partially offset by increases in accounts payable ($86,776) and accrued expenses ($101,787). Capital expenditures for fiscal 1997 were $28,773 and in fiscal 1996 were $31,738.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                         JD AMERICAN WORKWEAR, INC.
                                BALANCE SHEET

----------------------------------------------------------------------
                                                     February 28, 1997
----------------------------------------------------------------------

Assets
Cash and cash equivalents                            $     7,634
Accounts receivable                                      221,983
Inventory  (Note B)                                      828,891
Notes receivable                                           3,170
Prepaid expenses and other current assets                  5,924
----------------------------------------------------------------
      Total current assets                             1,067,602

Property and equipment at cost, less accumulated
 depreciation of $ 106,976                               100,559

Intangible assets, at cost, less accumulated
 amortization of $ 192,725                                91,483

Other assets, net                                          9,928
----------------------------------------------------------------
                                                     $ 1,269,572
================================================================

Liabilities and Capital Deficit
Current portion of notes payable                     $   277,134
Accounts payable and accrued expenses                    219,529
Accrued interest on notes payable (Note D)                57,497
Short-term loans                                          15,024
----------------------------------------------------------------
      Total current liabilities                          569,184

Notes payable,  less current portion                     840,199
----------------------------------------------------------------
      Total liabilities                                1,409,383
----------------------------------------------------------------

Capital Deficit
Preferred stock, $ .001 par value; authorized, 1,000,000
 shares, issued and outstanding, 0 shares
Common stock, $ .002 par value; authorized, 4,500,000
 shares, issued and outstanding, 1,708,433 shares          3,417

Additional paid- in capital                            3,191,229
Accumulated deficit                                   (3,334,457)
----------------------------------------------------------------
      Total capital deficit                             (139,811)
----------------------------------------------------------------
                                                     $ 1,269,572
================================================================


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------
Year ended                                       February 28, 1997    February 29, 1996
---------------------------------------------------------------------------------------

Net Sales                                        $  513,233           $    98,935
---------------------------------------------------------------------------------

Costs of goods sold                                 316,350                68,524
---------------------------------------------------------------------------------
                                                    196,883                30,411

Selling, general and administrative expenses        844,490               815,172
---------------------------------------------------------------------------------

Loss from operations                               (647,607)             (784,761)
---------------------------------------------------------------------------------

Other income (expense)
  Interest income                                    10,662                     0
  Interest expense                                 (167,263)             (387,227)
  Other income                                            0                     0
---------------------------------------------------------------------------------
                                                   (156,601)             (387,227)
---------------------------------------------------------------------------------

Net loss                                         $ (804,208)          $(1,171,988)
=================================================================================

Net loss per common share                             (0.48)                (1.21)

      Weighted average number of shares
       outstanding                                1,676,305               969,762


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash
---------------------------------------------------------------------------------------
Year ended                                       February 28, 1997    February 29, 1996
---------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                       $  (804,208)         $(1,171,988)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
    Depreciation and amortization                     47,959              121,720
    (Increase) decrease in assets
      Accounts receivable                           (213,552)              13,279
      Inventory                                     (201,411)            (376,345)
      Prepaid expenses and other current assets       (5,603)                   0
      Other assets                                    (3,170)               1,430
    Increase (decrease) in liabilities
      Accounts payable and accrued expenses         (203,691)             188,563
---------------------------------------------------------------------------------
      Net cash used by operating activities       (1,383,676)          (1,223,341)
---------------------------------------------------------------------------------

Cash flows from investing activities
  Capital expenditures                               (28,773)             (31,738)
---------------------------------------------------------------------------------
      Net cash used in investing activities          (28,773)             (31,738)
---------------------------------------------------------------------------------

Cash flows from financing activities
  Proceeds from the issuance of common stock         544,888            1,562,500
  Principal advances on notes payable and
   long-term debt                                     15,024            1,380,000
  Costs of raising capital                            (6,600)            (299,880)
  Repayments on notes payable and long-term debt    (345,602)            (173,599)
---------------------------------------------------------------------------------
      Net cash provided by financing activities      207,710            2,469,021
---------------------------------------------------------------------------------

Increase (decrease) in cash                       (1,213,124)           1,213,942
Cash and cash equivalents, beginning of year       1,220,758                6,816
---------------------------------------------------------------------------------

Cash and cash equivalents, end of year           $     7,634          $ 1,220,758
=================================================================================

Supplemental information:
  Interest paid                                  $    58,300          $    48,486
  See Note G-6 with respect to conversion of
   debt.


                         JD AMERICAN WORKWEAR, INC.
                 STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

                                                           Common stock                         Additional
                                                         $ .002 Par Value                       Paid-in          Accumulated
                                                       Shares        Amount      Capital        Deficit          Total
----------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 1995                             972,500        1,945          87,527      (1,358,261)     (1,268,789)
Common stock warrants issued in conjunction with
 notes payable                                                                      210,551                         210,551
Costs related to private placement                                                  (24,152)        (24,152)
Surrender and cancellation of shares issued in a
 prior period                                           (7,500)         (15)             15                               0
Initial public offering of stock, net of offering
 costs (1st)                                           250,000          500       1,043,638                       1,044,138
Shares issued to retire debt (12% notes)               349,225          698       1,133,121                       1,133,819
Net loss for the year                                                                            (1,171,988)     (1,171,988)
---------------------------------------------------------------------------------------------------------------------------
Balance, February 29, 1996                           1,564,225        3,128      $2,450,700     ($2,530,249)     ($  76,421)

Initial public offering of stock, net of offering
 costs                                                  77,768          156         422,401                         422,557
Shares issued to retire debt (15% notes)                63,440          127         253,634                         253,761
Shares issued for services                               3,000            6           4,494                           4,500
Warrants issued for services                                                         60,000                          60,000
Net loss for the year                                                                              (804,208)       (804,208)
---------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1997                           1,708,433       $3,417      $3,191,229     ($3,334,457)     ($ 139,811)
===========================================================================================================================


                          JD AMERCAN WORKWEAR, INC.
                        NOTES TO FINANCIAL STATEMENTS

(NOTE A) - The Company and its Significant Accounting Policies:

      None.

(NOTE A) - The Company and its Significant Accounting Policies:

      [1]  The Company:

      JD American Workwear, Inc. (the "Company") was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear.

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As more fully described in Note G, during the year ended February 28, 1997, the Company completed an initial public offering of units consisting of one share of common stock and one redeemable Class A common stock purchase warrant. Management believes that these proceeds will enable the Company to meet its cash requirements in the short term, but additional capital will be required to sustain operations through February, 28, 1998. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.

      [2]  Property and equipment:

      Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are stated at cost and are amortized over the shorter of the term of the lease or the estimated useful life of the asset.

      [3]  Intangible assets:

      Organization costs are stated at cost and are being amortized over 60 months. Loan origination fees are stated at cost and are amortized over the life of the loan. Patent costs are stated at cost and are being amortized over the estimated useful life of the patent. If the sum of the expected future undiscounted cash flows related to patent costs is less than the carrying amount of such costs, a loss will be recognized.

      [4]  Inventory:

      Inventory is stated at the lower of cost or market value using the first-in, first-out (FIFO) method.

      [5]  Cash and cash equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

      [6]  Revenue recognition:

      Revenues are recognized when products are shipped. The Company provides for returns and allowances, which have not been significant to date, on a customer-by -customer basis when incurred. The Company will provide for returns and allowances when it is determined that such an amount would be significant.

      [7]  Loss per share:

      Loss per share is calculated based on the average number of shares of common stock outstanding during the period. For the years ended February 28, 1997 and February 29, 1996, options and warrants have not been considered as they are anti-dilutive. Pursuant to the requirements of the Securities and Exchange Commission, common shares, or other potentially dilutive instruments issued by the Company during the twelve months immediately preceding the initial filing of the registration statement for the Company's initial public offering at prices below the expected public offering price have been included in the calculation for the year ended February 29, 1996 as if they were outstanding for that year.

      [8]  Use of estimates:

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

      [9]  Stock-based compensation:

      The Company accounts for its employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"). SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company adopted the disclosure only alternative in 1996 which required disclosure of the pro-forma effects on loss and loss per share as if SFAS No. 123 had been adopted, as well as certain other information.

      [10]  New Accounting Pronouncement:

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. The Company has not quantified what effect, if any, the adoption of SFAS 128 will have on its net loss per share of common stock.

(NOTE B) - Inventories:

      The components of inventories at February 28, 1997 are as follows:

      Raw materials                               $140,746
      Finished goods                               623,171
      Work-in-process                               64,974
                                                  --------
        Total                                     $828,891
                                                  ========

(NOTE C) - Property, Equipment and Intangible Assets:

      Property and equipment at February 28, 1997 is summarized as follows:

                                        Amount        Estimated Lives
                                                      in Years
      ---------------------------------------------------------------

      Leasehold improvements            $ 73,788      Five to ten
      Furniture and fixtures              25,182      Five to seven
      Machinery and equipment             91,119      Five to seven
      Motor vehicle                       17,446      Five
                                        --------
           Total                         207,535
      Less accumulated depreciation
       and amortization                 (106,976)
                                        --------
           Balance                      $100,559
                                        ========

      Intangible assets at February 28, 1997 are summarized as follows:

                                        Amount       Estimated
                                                     Lives in Years
                                        ---------------------------

      Loan origination fees             $221,638     One to eight
      Patent costs                        52,070     Seventeen
      Organization costs                  10,500     Five to seven
                                        --------
                                         284,208
      Less accumulated amortization     (192,725)
                                        --------
           Balance                      $ 91,483
                                        ========

(NOTE D) - Notes payable and long-term debt:

      Details of the Company's notes payable and long-term debt as of February 28, 1997 are as follows:


Note Payable to a bank at the prime rate plus 2 3/4%.
 Payable in monthly installments of $8,000 principal,
 plus accrued interest through August 2002,
 The note is collateraized by all Company assets and
 real estate owned by certain stockholders.  The note is
 guaranteed in part by the U.S. Small Business Administration.
 In addition, the note is personnally guaranteed by certain
 stockholders of the Company.                                    $  276,706

Note payable to the Small Business Loan Fund Corporation,
 due in April, 1994 bearing interest at 5.4% annually.
 The note is collateralized by the corporate assets of the
 Company and is personnally guaranteed by the President
 of the Company.                                                      7,303

11% convertible subordinated notes due to investors.
 The notes mature on September 30, 1998.  The notes are
 subordinate in right of payment to all indebtedness of the
 Company outstanding as of August 15, 1995 or to be incurred in the future.  In conjunction with these notes, the Company issued warrants to purchase 112,500 shares of the Company's common stock at a price of $2.00 per share.  The warrants
 expire on September 30, 2000.  The value assigned to the
 warrants, amounting to $112,500.  is being accounted for
 as a debt discount and is being amortized over the
 period of time the notes are outstanding.  The effective
 interest rate, including amrtization of the discount is
 approximately 17%.  These notes, including accrued interest are convertible at the option of the holder, into common
 stock at $5.40 per share, subject to adjustment as defined
 in the agreement.                                                  479,493

10% note due to an investor.  The note is due on December
 31, 1997.  The note is collateralided by a mortgage on real
 estate owned by the parents of the President of the Company.        40,000

12% note due to an investor.  The note is due on December
 31, 1997.  The note is collateralided by a mortgage on real
 estate owned by the parents of the President of the Company.        60,000

10% note issued to investors due on April 30, 1998.  The
 notes are subordinated in right of payment to all
 indebtedness of the Company outstanding as of February
 1997 or to be incurred in the future.
 The notes are collateralized by a first priority
 security interest in all inventory of the Company.                 170,000

Loan payable due to an investor, due on February 11, 1997.
 In addtion to principal and interest, the Company is to
 pay a fee of $1,000 at maturity.                                    28,300

Non-interest bearing demand note due to a company owned by
 the parents of the President of the Company.                         3,000

Non-interest bearing demand note due to the parents
 of the President of the Company.                                    37,980

Non-interest bearing demand note due to the President
 of the Company.                                                      4,551

Non-interest bearing note due to a nursing home owned
 by the parents of the President of the Company
 due October 1, 2000.  The Company is to pay the lender
 1% of annual net profits commencing October 1, 1993
 until the note is paid in full.                                     10,000
                                                                 ----------

      Total                                                       1,117,333

      Less current portion                                          277,134
                                                                 ----------

      NET LONG-TERM DEBT                                         $  840,199
                                                                 ==========

Interest expense charged to operations related to these notes for the years ended February 28, 1997 and February 29, 1996 and February 28, 1995 was $167,263 and $387,227, respectively.

See Note G with respect to the conversion of debt.

(NOTE D) - Notes Payable and Long-Term Debt:  (continued)

      The scheduled repayment of debt at February 28, 1997 is as follows:

      Year Ending
      February 28,                            Amount
      ----------------------------------------------

      1998                                    $  277,134
      1999                                       745,493
      2000                                        84,706
      2001                                        10,000
                                              ----------
      Total                                   $1,117,333
                                              ==========

      Through February 28, 1996, the Company has not received any waivers from the noteholders of past due notes. See Note J for payments of debt subsequent to February 28, 1997.

(NOTE E) - Related Party Transactions:

      As stated in NOTE D, the Company has had certain borrowing transactions with related parties. Certain of these related party obligations are not formalized by any written agreements and per management and the related parties, are noninterest bearing. Accordingly, for the years ended February 28, 1997 and February 29, 1996 there has been no interest expense charged to operations related to these obligations.

      Two of the Company's stockholders, one of whom is a director of the Company, are the principal stockholders in a corporation that has provided consulting services to the Company pursuant to various agreements.
The latest agreement gives the corporation the right to bid on future overseas production of the Company, but does not contain any minimum payments. See Note F [3] with regards to a consulting agreement between the Company and the aforementioned director of the Company.

      A director of the Company, who is also a warrant holder, is a partner of a law firm that provides various legal services to the Company. During fiscal 1997, fees of approximately $39,000 were incurred. During fiscal 1996, legal fees incurred to the law firm were approximately $220,000, which amount included fees for two private placement and the public offering of stock in 1996

(NOTE F) - Commitments and Contingency:

      [1]   Employment agreement:

      The Company has an employment agreement with one key employee which calls for minimum annual compensation of approximately $85,000 through February 1998, with annual increases of $20,000 through February 2000.
This agreement also contains bonus stipulations based upon a percentage of the Company's pre-tax income (as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is earned unless and until the Company earns pre-tax income in excess of $5 million.

      [2]   Leases:

      During 1996. the Company leased facilities in West Warwick and Coventry which expire through April 30, 1999. The Company may continue to occupy the facilities under a tenant at will agreement upon the expiration of the lease, until 30 days notice from either party, at a rate of $2,000 per month. The lease agreement contains an option which expires on October 30, 1999 whereby the Company may purchase the facility for $150,000.

      Future annual rent under this lease is as follows:

      Year Ending
      February 28,
      ------------

      1998                                    24,000
      1999                                    24,000
      2000                                     4,000
                                              ------
      Total                                   52,000

      Rent expense charged to operations for the years ended February 28, 1997 and February 29, 1996, was $32,400 and $24,000, respectively.

      [3]  Consulting agreement:

      The Company has entered into a consulting agreements with one of its directors, whereby, the Company will pay the director a minimum of $10,000 annually until February 28, 1998. The agreement renews automatically for periods of one year until terminated by either party.

      In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August 6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants are divided into two (2) classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, containing vesting provisions based upon the price of the Company's Common Stock during various periods. Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, none of the performance warrants have vested, but a portion of such warrants may potentially vest, depending on satisfaction of the vesting conditions contained therein. At the date hereof, an aggregate of 217,920 (or 108,960 per holder) of the time warrants have vested and are exercisable. The exercise price of all of the warrants is $4.00 per share, subject to adjustment under certain circumstances. Messrs. Lussier and Durkin are affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering. In connection with the issuance of the warrants, the Company recorded an expense in its financial statements in accordance with FASB No. 123 in the amount of $60,000 for the fiscal year ended February 28, 1997.

      [4]  Settlement of dispute:

      During the year ended February 29, 1996, the Company entered into an agreement whereby a dispute over fees charged by a financial consultant was settled. The Company agreed to pay the consultant $52,000 in settlement of all past services. The financial statements as of February 29, 1996 reflect this settlement.

(NOTE G) - Capitalization:

      [1]   Public offering of securities:

      In February 1996, the Company completed a first closing of its initial public offering of units (as defined below) whereby the Company sold 250,000 units for net proceeds, after offering costs, of approximately $1,044,000. Each unit consists of one share of common stock and one redeemable Class A common stock purchase warrant. The Class A warrants, which expire in January 2001, enable the holder to purchase a unit for $7, subject to adjustments, consisting of one share of common stock and one redeemable Class B warrant. Each Class B warrant will enable the holder to purchase one share of common stock for $8, subject to adjustment. The Class B warrants also expire in January 2001.

      In April 1996, the Company has a second closing of its initial public offering of units whereby the Company sold an additional 77,768 units for net proceeds, after offering costs, of approximately $425,000.

      In February 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received an option to purchase 25,000 units at a price of $8.4375 per unit. The option becomes exercisable in January 1998 and expires in January 2001. In April 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received an option to purchase an additional 7,768 units at a price of $8.4375 per unit. The option becomes exercisable in January 1998 and expires in January 2001.

      In conjunction with the offering, the holders of certain notes payable exercised their right of conversion and converted approximately $1,134,000 of notes and accrued interest thereon into 349,225 shares of common stock.

      [2]  Common stock options:

      The Company has established a stock option plan which provides for the granting of options to purchase up to 250,000 shares of common stock. Options activity for the years ended February 28, 1997 and February 29, 1996 is summarized as follows:

                                       Number      Weighted-Average
                                       of          Option
                                       Shares      Price Per Share
                                       ----------------------------

      Balance - February 29, 1995      12,500      $1.50
      Granted                          12,500      $2.00
                                       -----------------
      Balance - February 29, 1996      25,000      $1.75
      Cancelled                        12,500      $2.00
                                       -----------------
      Balance - February 28, 1997      12,500      $1.50

      Subsequent to the close of fiscal year ended February 28, 1997, options to purchase 200,000 were granted to a consult at exercise price of between $2.50-$3.25 per share.

      Options for 12,500 shares are exercisable at February 28, 1997 at an exercise price and a weighted average exercise price of $1.50 per share, with a weighted average remaining contractual life of 9 years. At February 28, 1997, options to purchase 237,500 shares were available for
grants under the plan.   See Note G [1] with respect to an option to
purchase units granted to the underwriter of the public offering.

      The Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" but applies Accounting Principles Board Opinion No. 25, and related interpretations in accounting for its plans. There was no compensation expense recognised in fiscal 1996 or 1995. If the Company had elected to recognise compensation cost for the plans based on the fair value at the grant date for awqards under the plans, consistent with the method prescribed by SFAS No. 123, net loss per share would have been changed to the pro-forma amounts indicated below.

                                           Year ended February 28,
                                           1997            1996
                                           -----------------------

      Net loss           As reported       ($804,208)      ($1,171,987)
                         Pro forma         ($804,208)      ($1,178,987)
      Loss per share     As reported       ($0.48)         ($1.21)
                         Pro forma         ($0.48)         ($1.21)

      The fair value of the Company's stock options used to compute pro forma net loss and net loss per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: dividend yield of 0 %; expected volitility of 30%; and risk free interest rate of 6.1%; and an expected holding period of ten years.

      [3]   Warrants:

      The Company has issued warrants to purchase common stock in connection with the issuance of notes payable, the sale of units (Note G) [1], and as compensation for professional service providers. Warrants outstanding at February 28, 1997 are as follows:

                                     Number of
                                     Underlying   Exercise Price
Warrants to Purchase                 Shares       Per Security      Expiration Date
-----------------------------------------------------------------------------------

Common stock and Class B warrant     250,000      $7.00             January 3, 2001
Common stock                         112,500      $2.00             September 30, 2000
Common stock                         465,648      $4.00             August 7, 2003

      Additionally, the Company has reserved 327,768 shares of common stock for conversion of Class B warrants.

      [4]   Repurchase of securities:

      A noteholder and stockholder of the Company exchanged his note and shares for a cash payment of $22,000. The amount due the noteholder, including accrued interest, approximated $24,000. The Company recognized a gain of approximately $2,000 in the year ended February 29, 1996.

      [5]   Reverse stock split:

      On October 1, 1995, the Company's Board of Directors authorized a one for two reverse stock split and changed the par value per share of common stock from $.001 to $.002. Stockholders' equity at that date was restated to give retroactive recognition to the reverse stock split and change in par value for all periods presented. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and stock warrant data have also been restated.

      [6]   Conversion of 15% P.O. Financing Note:

      In July 1996, holders of the Company's 15% Purchase Order Financing Note agreed to convert the principal of $195,571 and all accrued interest thereon of $58,250 into Common Stock at a conversion price of $4.00 per share, or an aggregate of 63,440 shares of Common Stock.

(NOTE H) - Income Taxes:

      At February 28, 1997, the Company had no current or deferred tax liability.

      At February 28, 1997, the Company had net operating losses for federal income tax purposes amounting to approximately $2,700,000 that expire through 2012 and had deferred tax assets due to the net operating loss carryovers and temporary differences amounting to approximately $1,070,000, all of which have been fully reserved since the likelihood of the realization of the benefits cannot be established.

      The Internal Revenue Code contains provisions which may limit the net operating loss carryover available for use in any given year if significant changes in ownership interest of the Company occur.

(NOTE I) - Major Customers:

      For fiscal 1997, the Company's four largest customers accounted for approximately $300,000 or 60% of the Company's net sales for the fiscal year, 21% to the largest customer (Mason Shoe Company), 17% to Shawnmark Industries and 11% each to JC Penney and American Linen Supply. For fiscal 1996, the Company's three largest customers accounted for approximately $45,500 or 46% of the Company's net sales for the fiscal year. Mills Fleet Farm, the single largest customer, accounted for 32% of the Company's 1996
net sales.   No other customers accounted for 10% or more of such sales.


REPORT OF INDEPENDENT AUDITORS

To The Board of Directors
JD American Workwear, Inc.
Coventry, Rhode Island  02186

      We have audited the accompanying balance sheet of JD American Workwear, Inc. as at February 28, 1997, and the related statements of operations, changes in capital deficiency and cash flows for each of the years in the two year period ended February 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of JD American Workwear, Inc. as at February 28, 1997, and the results of its operations and its cash flows for each of the years in the two year period ended February 28, 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, at February 28, 1997, the Company had a working capital deficiency and a capital deficiency which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD A. EISNER & COMPANY, LLP

Cambridge, Massachusetts
May 30, 1997


                                  PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

      The directors and executive officers of the Company and their ages and positions with the Company are as follows:

      Name               Age         Positions with the Company
      ----               ---         --------------------------

David N. DeBaene         38          Chairman of the Board, President and
                                     Chief Executive Officer

Thomas A. Lisi           52          Vice President/Marketing, Director and
                                     Consultant

Anthony P. Santucci      34          Chief Financial Officer

Gerard S. DiFiore        37          Assistant Secretary and Director

Elizabeth Cotter         35          Director

Dean M. Denuccio         31          Director

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

      Elizabeth Cotter, Director. Prior to joining the Company in January 1991, Ms. Cotter was a mortgage consultant for Providence Funding Corp. from 1989 through 1991. From March 1985 to 1989, Ms. Cotter was the director of New England sales for Ready Capital Corp., a mortgage banking company. Ms. Cotter holds a dual B.A./B.S. Bachelors degree from Boston University School of Management (marketing and organizational behavior), and has taken graduate level courses in the MBA program of the University of Rhode Island. Ms. Cotter is the wife of David N. DeBaene.

      Anthony P. Santucci, Chief Financial Officer. Mr. Santucci became the Company's Chief Financial Officer in September 1996. Mr. Santucci is also President of Bevco Plastics Company ("Bevco") a privately held corporation engaged in manufacturing and distribution of flexible vinyl products. From 1992 to 1995, Mr. Santucci was Chief Financial Officer of South Pointe Enterprises, Inc., a publicly held company engaged in distribution of home videos. While at South Pointe, Mr. Santucci's's responsibilities included all accounting, financial reporting, financial planning, risk management, tax functions, and managing a staff of 160 20 persons. During 1990 and 1991, Mr. Santucci was Controller of Weingeroff Enterprises, Inc., a privately held jewelry manufacturing company. From 1988 to 1990, Mr. Santucci was Finance Manager of A. Santucci Wholesale, Inc., a family owned
and operated wholesale food service distributor.    From 1984 to 1988, Mr.
Santucci was a senior accountant with Ernst & Young, LLP (formerly Arthur Young and Company). In 1985 Mr. Santucci received a B.S. in Business Administration from Bryant College.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth a summary for the fiscal years ended February 28, 1997, 1996, and 1995, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to the President and CEO and to the Company's second most highly compensated executive officer who was serving as such at the end of fiscal 1997 (collectively, the "named executive officers"). The Company at no time during the last three fiscal years had more than two named executive officers and no officer of the company earned annual compensation of $100,000 or more.

                         SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                   Compensation
      Name and                Fiscal                               Options by         All Other
      Principal Position      Year        Annual Compensation      No. of Shares      Compensation
                                           Salary       Bonus      -                  -
--------------------------------------------------------------------------------------------------

      David N. DeBaene,       1997(1)      $85,000        -        -                  -
      President and CEO       1996          57,557        0        -                  -
                              1995          42,498      650        -                  -
      Anthony P. Santucci,    1997           7,500        -        -                  -
      CFO                     1996               -        -        -                  -
                              1995               -        -        -                  -

<F1> Under his employment agreement, Mr. DeBaene was entitled to be paid at a rate of $85,000 per annum, however, in order to conserve cash, has agreed to defer approximately $10,000 of such compensation.

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

Employment Agreements

      Effective as of March 1, 1995, the Company entered into an employment agreement with each of David N. DeBaene and Elizabeth Cotter for their services as Chairman and President and Executive Vice President, respectively. The agreement is for a base term of five (5) years, and is thereafter renewable for additional periods of one (1) year with respect to Ms. Cotter and three (3) years with respect to Mr. DeBaene, unless the Company gives notice to the contrary. In accordance with his agreement with the Company, Mr. DeBaene's first year base salary is $65,000, increasing annually thereafter in $20,000 increments, and Ms. Cotter's first year annual base salary is $38,000, increasing annually thereafter in $10,000 increments. In order to conserve resources, Mr. DeBaene has deferred the implementation of his salary increase. In addition, each executive Mr. DeBaene is entitled to receive an annual cash bonus based upon a percentage of the Company's pre-tax income (as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is payable unless and until the Company earns pre-tax income in excess of $5 million. The agreement also provides for certain non-competition and non-disclosure covenants of the executive and for certain Company paid fringe benefits such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Company shall adopt them. Mr. DeBaene is not eligible to receive awards under the Company's 1995 Stock Option Plan since he is on the Committee administering the Plan.

      The agreement of Mr. DeBaene also provide for the payment of certain additional severance compensation of $250,000 in the event that at any time during the term thereof (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the employee due to a change in control (as defined therein). The Company believes that the change in control provisions in these agreements may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision-making independence for its executive officers.

      Effective as of June 1, 1996, the Company entered into an Consulting Agreement with Thomas A. Lisi for his services on a part-time basis as Vice President/Marketing & Manufacturing. Mr. Lisi is obligated to render services of not more than eight hours per week at the Company's headquarters facility and is compensated at a rate of $42.50 per hour, without benefits. The Consulting Agreement is for an initial trial term of three months subject to termination by either party upon 30 days prior written notice. After the expiration of the trial period, the agreement will continue for successive three month periods, unless terminated by either party.

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

Stock Option Plan

      The 1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995, provides for the issuance of options ("Options") to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock is currently reserved for issuance under the Plan. The Plan is administered by David N. DeBaene and Gerald S. DiFiore, who constitute the Compensation Committee of the Board of Directors ("Committee"). The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company (except for members of the Committee) are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. Members of the Committee are not Eligible Participants. At February 28, 1997, approximately 9 persons were eligible to receive ISOs under the Plan.

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

      During fiscal 1996, one Option was granted under the Plan to Mr. Zambelli, the Company's Chief Financial Officer. The Option was an ISO to purchase 12,500 shares at an exercise price of $2.00 per share. There were no other grants of Options under the Plan during fiscal 1997, although after the close of the fiscal year, NQSOs to purchase 200,000 shares were granted to a financial consultant.

      As of the date of this report, there are outstanding ISOs to purchase 12,500 shares issued to Mr. Zambelli, and NQSOs to purchase 12,500 shares issued to Mr. Lisi, having a weighted average an exercise price of $1.50 per share and NQSOs to purchase 200,000 shares having excercise prices of $2.50 and $3.25 per share. In connection with the Public Offering, the Company agreed to restrict the amount of Options available for grant under the Plan to 15% of the number of shares of Common Stock outstanding.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (individual grants)

      The following table sets forth information with respect to individual grants of stock options to the named executive officers during fiscal 1997.

                                                       Percent of Total
                              Number of Securities     Options/SARs             Exercise or
                              Underlying Options/      Granted to Employees     Base Price      Expiration
      Name of Officer         SARS Granted             in Fiscal Year           ($/Sh.)         Date
      ----------------------------------------------------------------------------------------------------

      David N. DeBaene        -                        -                          -           -
      Anthony Santucci        -                        -                          -           -

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES

      The following table sets forth information with respect to the named executive officers concerning the exercises of Options during fiscal 1997 and the number and value of unexercised Options held as of the end of fiscal 1997.

                                                                                                  Value of Unexercised
                                                              No. of Unexercised                  In-the-Money Options
                            No. of Shares                     Options at Fiscal Year-End          at Fiscal Year-End (2)
                            Acquired on     Value             ------------------------------      ------------------------------
      Name                  Exercise        Realized (1)      Exercisable      Unexercisable      Exercisable      Unexercisable
--------------------------------------------------------------------------------------------------------------------------------

      David N. DeBaene      -               -                    -                -              $    -            $    -
      Anthony Santucci      -               -                    -                -                   -                 -

<F1> Value realized is calculated to equal the market price of the Common
     Stock at exercise less the exercise price.
<F2> Represents the difference between $6.00 the market price of the Common
     Stock on February 28, 1997 (fiscal year end) and the exercise price of the option, multiplied by the number of options for each respective person named.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of June 1, 1997 certain information regarding the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, and (iii) all of the Company's executive officers and directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or voting power at any particular date.

      Name and Address              Amount and Nature of
      or Number in Group            Beneficial Ownership(1)      Percentage of Class
      ------------------------------------------------------------------------------

      David N. DeBaene              613,300(2)                   34.40%
      Annette DeBaene                51,000(3)                    2.90%
      Norman DeBaene                 48,000(3)                    2.70%
      Elizabeth Cotter               12,500(4)                       *
      Thomas A. Lisi                 62,500(5)                    3.50%
      Gerard S. DiFiore              50,000(6)                    2.70%
      Joseph Lussier                136,200(7)                    7.10%
      William Durkin                152,200(7)                    7.90%
      Dean M. Denuccio                    -                          -
      All Officers and Directors
       as a group (6 persons)       738,300(5)(6)                40.00%

<F*> less than 1%.
<F1> Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.
<F2> Includes 25,800 shares owned of record by David N. DeBaene's sister.
<F3> Annette and Norman DeBaene are the parents of David N. DeBaene.
<F4> Ms. Cotter is the spouse of David N. DeBaene.
<F5> Includes shares issuable upon exercise of 12,500 non-qualified stock options.
<F6> Includes shares issuable upon exercise of 50,000 common stock purchase warrants.
<F7> Includes shares issuable upon exercise of 136,200 common stock purchase warrants.

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

      In February 1995, the Representative Agreement between the Company and Mr. Lisi was amended to remove a royalty provision contained therein, and in consideration for the modification of the Representative Agreement, the Company issued to Mr. Lisi 25,000 shares of Common Stock and a non-qualified stock option under the Company's 1995 Stock Option Plan to purchase 12,500 shares of Common Stock. In connection with the amendment of the Representative Agreement, the Company and Mr. Lisi entered into a three year consulting agreement (the "Consulting Agreement") pursuant to which Mr. Lisi is required to devote not less than ten (10) hours per month to the Company and provide services with respect to product research and development, marketing and similar matters. Pursuant to the Consulting Agreement, during fiscal 1997, is entitled to Mr. Lisi recieved consulting fees of $10,000 per annum, payable monthly, plus accountable expenses.

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

      See "EXECUTIVE COMPENSATION - Employment Agreements" for the description of an employment agreement consulting arrangement between the Company and Mr. Lisi.

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

Consulting Agreements

      Warrants to Messrs. Durkin and Lussier. In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August 6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants are divided into two (2) classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, containing vesting provisions based upon the price of the Company's Common Stock during various periods. Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, none of the performance warrants have vested, but a portion of such warrants may potentially vest, depending on satisfaction of the vesting conditions contained therein. At the date hereof, an aggregate of 217,920 (or 108,960 per holder) of the time warrants have vested and are exercisable. The exercise price of all of the warrants is $4.00 per share, subject to adjustment under certain circumstances. Messrs. Lussier and Durkin are affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering. In connection with the issuance of the warrants, the Company recorded an expense in its financial statements in accordance with FASB No. 123 in the amount of $60,000 for the fiscal year ended February 28, 1997.

      Mission Bay Consultants, Inc. On April 2, 1997, the Company entered into a one (1) year Consulting Agreement with Mission Bay Consulting, Inc., a financial public relations firm ("Mission Bay"), for certain financial consulting services. In connection with this Consulting Agreement the Company issued to Mission Bay an option under the Company's 1995 Stock Option Plan to purchase an aggregate of 200,000 shares of common stock, and also issued 28,000 shares of common stock under the 1995 Stock Option Plan. The Company has also agreed to reimburse Mission Bay for its accountable expenses incurred in connection with the Agreement.

Related Party Loans

      As disclosed in Note E to the financial statements, the Company has borrowed money from time to time from related parties. At February 28, 1997, the Company owed approximately $43,000 to Annette and Norman DeBaene, principal stockholders; $10,000 to a corporation controlled by Annette and Norman DeBaene, and approximately $15,000 to David N. DeBaene. These loans are not interest bearing and will be repaid out of operating cashflow.

Legal Services

      A director of the Company, Gerard S. DiFiore, who is also a warrant holder, is a partner of the law firm that acts as general counsel to the Company. This firm represented the Company in numerous matters including all general corporate and real estate matters, several private placements, several litigation matters and the Public Offering, including blue sky matters relating thereto. The legal fees paid by the Company in connection with all the foregoing matters were approximately $39,000 and $220,000 for the years ended February 28, 1997 and 1996, respectively.

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

      (b)  Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of fiscal 1997.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JD AMERICAN WORKWEAR, INC.



Date:June 13, 1997                  By: /s/ David N. DeBaene
                                            David N. DeBaene, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                 Title                               Date
----------------------------------------------------------------------------

/s/ David N. DeBaene       Chairman of the Board, President    June 13, 1997
    David N. DeBaene       and Chief Executive Officer
                           (Principal Executive Officer)

/s/ Elizabeth Cotter       Executive Vice President and        June 13, 1997
    Elizabeth Cotter       Director

/s/ Anthony P. Santucci    Vice President and Chief            June 13, 1997
    Anthony P. Santucci    Financial Officer
                           (Principal Financial Officer)

/s/ Gerard S. DiFiore      Assistant Secretary and Director    June 13, 1997
    Gerard S. DiFiore

/s/ Thomas A. Lisi         Director                            June 13, 1997
    Thomas A. Lisi

/s/ Dean M. Denuccio       Director                            June 13, 1997
    Dean M. Denuccio


                                EXHIBIT INDEX

                                                                                  Sequentially
Incorporated Documents                     SEC Exhibit Reference                  Numbered
----------------------------------------------------------------------------------------------

2.1      Form of Conversion Agreement      As filed with the Registrants's        N/A
         between the Registrant and        Form SB-2 on October 27, 1995,
         certain holders of the Secured    File No. 33-98486
         Company's 10% Notes, 12%
         Subordinated Notes and 20%
         Demand Notes

3.1      Certificate of Incorporation      As filed with the Registrant's         N/A
         of the Registrant, as amended     Form SB-2, on October 27, 1995,
                                           File No. 33-98486

3.2      By-Laws of the Registrant,        As filed with the Registrant's         N/A
         as amended Form SB-2 on           File No. 33-98486
         October 27, 1995,

4.1      Form of Warrant Agreement         As filed with the Registrant's         N/A
                                           Form SB-2, on October 27, 1995,
                                           File No. 33-98486

4.2      Form of warrant of the            As filed with the Registrants's        N/A
         Registrant issued in the          Form SB-2 on October 27, 1995,
         Registrant's January 1995         File No. 33-98486
         Private Placement

4.3      Form of Unit Purchase Option      As filed with the Registrant's         N/A
         issued to Merit Capital           Form SB-2 on October 27, 1995,
         Associates, Inc.                  File No. 33-98486

4.4      Form of 11% Convertible           As filed with the Registrant's         N/A
         Subordinated Note of the          Form SB-2 on October 27, 1995,
         Registrant issued in the          File No. 33-98486
         Registrant's August, 1995
         Private Placement

4.5      Form of warrant of the            Form SB-2 on October 27, 1995,         N/A
         Registrant As filed with the      File No. 33-98486
         Registrant's issued in the
         Registrant's August, 1995
         Private Placement

10.1     Lease Agreement for the           As filed with the Registrant's         N/A
         Registrant's Coventry, RI         Form SB-2 on October 27, 1995,
         facility                          File No. 33-98486

10.2     Loan Agreement with Home Loan     As filed with the Registrant's         N/A
         and Investment Bank               Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.3     Employment Agreement with         As filed with the Registrant's         N/A
         David N. De Baene                 Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.4     Employment Agreement with         As filed with the Registrant's         N/A
         Elizabeth Cotter                  Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.5     Employment Agreement with         As filed with the Registrants's        N/A
         Thomas L. Zambelli                Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.6     Consulting Agreement with         As filed with the Registrant's         N/A
         Thomas A. Lisi                    Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.7     Overseas Agency Agreement with    As filed with the Registrants's        N/A
         Geronimo Leathers                 Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.8     Registrant's 1995 Stock Option    As filed with the Registrant's         N/A
         Plan                              Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.9     Form of Option Agreement under    As filed with the Registrants's        N/A
         the Registrant's 1995 Stock       Form SB-2 on October 27, 1995,
         Option Plan                       File No. 33-98486

10.10    Form of Sales Representative      As filed with the Registrants's        N/A
         Agreement                         Form SB-2 on October 27, 1995,
                                           File No. 33-98486

10.11    Special Accounts Director         As filed with the Registrants's        N/A
         Agreement with Shawnmark          Form SB-2 on October 27, 1995,
         Industries dated July 25, 1995    File No. 33-98486

10.12    Agreement between the Registrant  As filed with the Registrants's        N/A
         and Geocel Corporation            Form SB-2 on October 27, 1995,
         dated May 9, 1995                 File No. 33-98486

10.13    Supply Agreement with Reed        As filed with the Registrants's        N/A
         Manufacturing Company, Inc.       Form SB-2 on October 27, 1995,
         dated October 3, 1995             File No. 33-98486

10.14    Supply Agreement with Mason       As filed with the Registrants's        N/A
         Shoe dated October 26, 1995       Form SB-2 on October 27, 1995,
                                           File No. 33-98486

23.1     Consent of Richard A. Eisner      As filed with the Registrants's        N/A
         & Company, LLP                    Form SB-2 on October 27, 1995,
                                           File No. 33-98486

99.1     United States Patent #5,038,408   As filed with the Registrants's        N/A
                                           Form SB-2 on October 27, 1995,
                                           File No. 33-98486

Filed Herewith
27       Financial Data Schedule