Form 10QSB
period 1997-03-31
JD AMERICAN WORKWEAR INC
filed 1997-07-15
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended May 31, 1997

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to

                  Commission file number          33-98682
                  ----------------------------------------

                          JD AMERICAN WORKWEAR, INC
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


              Delaware                               05-0460102
   ---------------------------------             -------------------
     (State or Other Jurisdiction                  (I.R.S.Employer
   of Incorporation or Organization)             Identification No.)

            46 Old Flat River Road, Coventry, Rhode Island 02816
            ----------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 397-6800
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                     N/A
            ----------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No
    -----          -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 1,783,407 shares outstanding at June 11, 1997

      Transitional Small Business Disclosure Format (check one)

Yes             No   X
    -----          -----


                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                          Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

    Balance Sheets as of May 31, 1997 and February 28, 1997                 3

    Statements of Operations for the three months ended May 31, 1997 and
     May 31, 1996                                                           5

    Statements of Cash Flows for the three months ended May 31, 1997 and
     May 31, 1996                                                           6

     Notes to Financial Statements                                          7

  Item 2.   Management s Discussion and Analysis of Financial Condition
   and Results of Operations                                                8

PART II.   OTHER INFORMATION

  Item 1.   Legal Proceedings                                               9

  Item 2.   Changes in Securities                                           9

  Item 3.   Defaults Upon Senior Securities                                 9

  Item 4.   Submissions of Matters to a Vote of Security Holders            9

  Item 5.   Other Information                                               9

  Item 6.   Exhibits and Reports on Form 8-K                                9




                         JD AMERICAN WORKWEAR, INC.
                               BALANCE SHEETS
                                 (unaudited)

                                                              May 31, 1997    February 28, 1997
                                                              ------------    -----------------

ASSETS
Current assets:
  Cash and cash equivalents                                    $    6,005       $      7,634
  Accounts Receivable                                             189,273            221,983
  Inventories                                                     979,611            828,891
  Other current assets                                             72,746              9,094
                                                               -----------------------------
      Total Current Assets                                      1,247,635          1,067,602

Property and equipment at cost, less accumulated
 depreciation $113,669 and $106,559 at May 31, 1997 and
 February 28, 1997, respectively.                                 101,155            100,559

Intangible Assets, at cost, less accumulated amortization
 of $199,133 and $192,725 at May 31, 1997 and February 28,
 1997, respectively.                                               85,075             91,483
  Other assets, net                                                19,770              9,928
                                                               -----------------------------
      TOTAL ASSETS                                             $1,453,635       $  1,269,572
                                                               =============================

See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                         BALANCE SHEETS -- CONTINUED
                                 (unaudited)

                                                              May 31, 1997    February 28, 1997
                                                              ------------    -----------------

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Current liabilities:
  Accounts payable                                             $  414,036       $    219,529
  Accrued expenses                                                 15,024             15,024
  Accrued interest on notes payable                                67,012             57,497
  Current portion of notes payable and long-term debt             252,934            277,134
                                                              ------------------------------
      Total Current Liabilities                                   749,006            569,184
Notes payable and long-term debt, less current portion            828,814            840,199
                                                              ------------------------------
     Total Liabilities                                          1,577,820          1,409,383

Capital Deficit

Preferred stock, $.001 par value; 1,000,000 shares
 authorized; issued and outstanding, 0 shares                           0                  0
Common stock, $.002 par value; authorized , 4,500,000
 shares; issued and outstanding, 1,783,407 shares and
 1,708,433 shares at May 31, 1997 and February 28,
 1997, respectively.                                                3,566              3,417
Additional paid-in capital                                      3,426,198          3,191,229
Accumulated deficit                                            (3,553,949)        (3,334,457)
                                                              ------------------------------
      Total Capital Deficit                                      (124,185)          (139,811)
                                                              ------------------------------
      TOTAL LIABILITIES AND CAPITAL DEFICIT                   $ 1,453,635        $ 1,269,572
                                                              ==============================


See notes to Financial Statements



                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Three Months ended                  May 31, 1997    May 31, 1996
                                            ------------    ------------

Revenues:
  Net sales                                 $   120,326     $    83,196
  Cost of goods sold                             71,019          43,187
                                            ---------------------------
  Gross profit                                   49,307          40,009

Operating Expenses:
  Payroll and payroll taxes                      56,937          76,016
  Selling Expenses                               21,889          28,231
  Consulting Expenses                            59,745          41,186
  Contract Labor                                    794               0
  Depreciation and amortization                  13,101          13,221
  Employee benefits                               4,356               0
  Freight and delivery                            9,972           7,630
  Professional fees                              28,950          21,365
  Rent                                            7,300           6,000
  Supplies                                        2,576           8,610
  Telephone                                       3,785           5,938
  Travel and Entertainment                        8,920          13,920
  Other                                          22,477           9,378
                                            ---------------------------
      Total operating expenses                  240,802         231,495
                                            ---------------------------
      Operating loss                           (191,495)       (191,486)
Interest expense                                (27,997)        (36,345)
Interest income                                       0           7,144
                                            ---------------------------
NET LOSS                                    $  (219,492)    $  (220,687)
                                            ===========================
Net loss per common share                   $      (.12)    $      (.14)
                                            ===========================
Weighted average number of common shares      1,759,756       1,607,336


See notes to Financial Statements



                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

For the Three Months ended                                   May 31, 1997    May 31, 1996
                                                             ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $(219,492)     $  (220,687)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                  13,101           13,221
  Securities issued for services rendered                       113,805                0
  Securities issued for interest payments                        21,313                0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                     32,710          (18,193)
  (Increase) in inventories                                    (150,720)        (105,905)
  (Increase) decrease in other assets                           (73,494)         (11,253)
  Increase in accounts payable                                  204,022           33,519
  Increase (decrease) in accrued expenses                             0         (166,775)
                                                              --------------------------
  Net cash (used in) operating activities                       (58,755)        (476,073)
                                                              --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (7,289)         (12,076)
                                                              --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt           30,000                0
Repayments on notes payable and long-term debt                  (65,585)        (476,581)
Costs of raising capital                                              0          (63,492)
Sale of common stock                                            100,000          486,050
                                                              --------------------------
Net cash (used in) provided by financing activities              64,415          (54,023)
                                                              --------------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                (1,629)        (542,172)
Cash and cash equivalents - beginning of period                   7,634        1,220,758
                                                              --------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   6,005      $   678,586
                                                              ==========================


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                        Notes to Financial Statements

Note 1 - The Company
--------------------

      The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital will be required to sustain operations through February, 28, 1998. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.


Note 2 - Basis of Presentation
------------------------------

      The interim financial statements are prepared pursuant to the requirements for reporting on 10-QSB. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods.

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 1998.


                       PART I.  FINANCIAL INFORMATION

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended May 31, 1997 Compared to Three Months Ended May 31, 1996. Net sales for the three month period ended May 31, 1997 increased approximately 44% to $120,326 from $83,196 for the three month period ended May 31, 1996. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the three months ended May 31, 1997 was $71,019 compared to $43,187 for the three months ended May 31, 1996. Gross margin for the three month period ended May 31, 1997 was 40.1% compared to a 48.1% for the three months ended May 31, 1996.

      Selling, general and administrative ( SG&A ) expenses increased slightly to $240,802 for the three months ended May 31, 1997 from $231,495 for the three months ended May 31, 1996. A significant portion of the increase was incurred in connection with options and warrants issued to consultants for services. Interest expense decreased to $27,997 from $36,345 due to decreases in long-term borrowings.

      The net loss for the three months ended May 31, 1997 was $219,492 ($.12 per share) compared to a net loss of $220,687 ($.14 per share) for the three months ended May 31, 1996.

Liquidity and Capital Resources

      Net cash used in operating activities was $58,755 for the three months ended May 31, 1997 compared to $476,073 for the three months ended May 31, 1996. The Company used resources to continue to build finished goods inventory in anticipation of its prime selling season. Cash flows used to produce inventory was offset partially by increases in accounts payable and reductions in accounts recievable. Accounts receivable decreased approximately 15% to $189,273 from February 28 to May 31, 1997. Inventory increased to $979,611 during the first quarter of fiscal 1998.

      Capital expenditures for the three months ended May 31, 1997 were $7,289 compared to $12,076 for the three months ended May 31, 1996.

      The Company will be required to seek additional financing to meet its business stategy of achieving significant market penetration of its JD Uniform Safety Pants. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necesitated will be available on acceptable terms to the Company, if at all.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          N/A

Item 2.  Changes in Securities

          N/A

Item 3.  Defaults Upon Senior Securities

          N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

          N/A

Item 5.  Other Information

          N/A

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Exhibit 27 -- Financial Data Schedule

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



                                       JD AMERICAN WORKWEAR, INC.



                                     By:  /s/ David N. DeBaene
                                          ------------------------------------
                                          David N. DeBaene, President
                                          (Principal Executive Officer)

                                     By:  /s/ Anthony P. Santucci
                                          ------------------------------------
                                          Anthony P. Santucci, Vice President
                                          (Chief Financial Officer)

Date:  July 14, 1997