Form 10QSB
period 1997-08-31
JD AMERICAN WORKWEAR INC
filed 1997-10-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended August 31, 1997

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from to


                 Commission file number        33-98682
-------------------------------------------------------------------------------


                           JD AMERICAN WORKWEAR, INC
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                  05-0460102
---------------------------------------    ------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)


             46 Old Flat River Road, Coventry, Rhode Island 02816
-------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)


                                 (401) 397-6800
-------------------------------------------------------------------------------
                (Issuer s Telephone Number, Including Area Code)


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

      Common Stock, $.002 par value per share, 1,853,407 shares outstanding at October 10, 1997

      Transitional Small Business Disclosure Format (check one)

Yes  [X]       No  [ ]

                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheets as of August 31, 1997 and February 28, 1997              3

      Statements of Operations for the three months and six months ended
      August 31, 1997 and August 31, 1996                                   5-6

      Statements of Cash Flows for the six months ended August 31, 1997
      and August 31, 1996                                                     7

      Notes to Financial Statements                                           8

   Item 2.  Management s Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                11

   Item 2.  Changes in Securities                                            11

   Item 3.  Defaults Upon Senior Securities                                  11

   Item 4.  Submissions of Matters to a Vote of Security Holders             11

   Item 5.  Other Information                                                11

   Item 6.  Exhibits and Reports on Form 8-K                                 11

                           JD AMERICAN WORKWEAR, INC.
                                 BALANCE SHEETS
                                  (unaudited)

                                                                    August 31, 1997    February 28, 1997
                                                                    ---------------    -----------------

ASSETS
Current assets:
  Cash                                                                $     9,200         $     7,634
  Accounts Receivable                                                     324,357             221,983
  Inventories                                                             852,912             828,891
  Other current assets                                                     50,195               9,094
                                                                      -------------------------------
      Total Current Assets                                              1,236,664           1,067,602

Property and equipment at cost, less accumulated depreciation of
 $115,635 and $106,559 at August 31, 1997 and February 28, 1997,
 respectively.                                                             91,483             100,559

Intangible Assets, at cost, less accumulated amortization of
 $202,561 and $192,725 at August 31, 1997 and February 28, 1997,
 respectively.                                                             81,647              91,483

Other assets, net                                                          26,095               9,928
                                                                      -------------------------------
      TOTAL ASSETS                                                    $ 1,435,889         $ 1,269,572
                                                                      -------------------------------


See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                          BALANCE SHEETS -- CONTINUED
                                  (unaudited)

                                                                    August 31, 1997    February 28, 1997
                                                                    ---------------    -----------------

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Current liabilities:
  Accounts payable                                                    $   349,944         $   219,529
  Accrued expenses                                                         15,024              15,024
  Accrued interest on notes payable                                        97,076              57,497
  Current portion of notes payable and long-term debt                     277,134             277,134
                                                                      -------------------------------
      Total Current Liabilities                                           739,178             569,184

Notes payable and long-term debt, less current portion                    800,153             840,199
                                                                      -------------------------------
      Total Liabilities                                                 1,539,331           1,409,383

Capital Deficit
Preferred stock, $.001 par value; 1,000,000 shares authorized;
 issued and outstanding, 0 shares                                               0                   0

Common stock, $.002 par value; authorized , 4,500,000 shares;
 issued and outstanding, 1,853,407 shares and 1,708,433 shares
 at August 31, 1997 and February 28, 1997, respectively.                    3,706               3,417
Additional paid-in capital                                              3,639,458           3,191,229
Accumulated deficit                                                    (3,746,606)         (3,334,457)
                                                                      -------------------------------
      Total Capital Deficit                                              (103,442)           (139,811)
                                                                      -------------------------------
      TOTAL LIABILITIES AND CAPITAL DEFICIT                           $ 1,435,889         $ 1,269,572
                                                                      -------------------------------


See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


For the Three Months ended August 31,                    1997            1996
                                                      -----------     -----------

Revenues
Net sales                                             $   191,834     $   142,063
Cost of goods sold                                        106,276          75,438
                                                      ---------------------------
Gross profit                                               85,558          66,625

Operating Expenses:
Payroll and payroll taxes                                  58,938          68,433
Selling Expenses                                           12,133           4,100
Consulting Expenses                                        60,965           7,271
Contract Labor                                                655             163
Depreciation and amortization                                 292          27,302
Employee benefits                                           6,534               0
Freight and delivery                                        3,243           4,084
Professional fees                                          39,245          24,575
Rent                                                        7,950           8,235
Supplies                                                    3,001           4,219
Telephone                                                   3,967           4,309
Travel and Entertainment                                   11,216           7,594
Other                                                      18,658          24,364
                                                      ---------------------------
      Total operating expenses                            226,796         184,650
                                                      ---------------------------
      Operating loss                                     (141,238)       (118,025)
Interest expense                                          (50,128)        (28,658)
Interest income                                               109           3,395
                                                      ---------------------------
NET LOSS                                              $  (191,257)    $  (143,288)
                                                      ---------------------------
Net loss per common share                             $      (.11)    $      (.09)
                                                      ---------------------------
Weighted average number of common shares                1,815,473       1,684,056


See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


For the Six Months ended August 31,                      1997            1996
                                                      -----------     -----------

Revenues
Net sales                                             $   312,160     $   225,259
Cost of goods sold                                        177,295         118,625
                                                      ---------------------------
Gross profit                                              134,865         106,634

Operating Expenses:
Payroll and payroll taxes                                 115,875         144,449
Selling Expenses                                           34,022          32,331
Consulting Expenses                                       120,710          48,457
Contract Labor                                              1,449             163
Depreciation and amortization                              13,393          40,523
Employee benefits                                          10,890               0
Freight and delivery                                       13,215          11,714
Professional fees                                          68,195          45,940
Rent                                                       15,250          14,235
Supplies                                                    5,577          12,829
Telephone                                                   7,752          10,247
Travel and Entertainment                                   20,136          21,514
Other                                                      41,135          33,742
                                                      ---------------------------
      Total operating expenses                            467,598         416,145
                                                      ---------------------------
      Operating loss                                     (332,733)       (309,511)
Interest expense                                          (78,125)        (65,003)
Interest income                                               109          10,539
                                                      ---------------------------
NET LOSS                                              $  (410,749)    $  (363,975)
                                                      ---------------------------
Net loss per common share                             $      (.23)    $      (.22)
                                                      ---------------------------
Weighted average number of common shares                1,779,354       1,645,696


See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


For the Six Months ended August 31,                                        1997             1996
                                                                        -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                              $ (410,749)     $  (363,975)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                             18,912           40,523
  Securities issued for services rendered                                  144,000                0
  Securities issued for interest payments                                   21,313                0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                              (102,374)        (120,786)
  (Increase) in inventories                                                (24,021)        (154,743)
  (Increase) decrease in other assets                                      (54,268)         (18,064)
  Increase in accounts payable                                             169,994          (27,430)
  Increase (decrease) in accrued expenses                                        0         (234,742)
                                                                        ---------------------------
  Net cash (used in) operating activities                                 (120,507)        (879,217)
                                                                        ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                        (7,289)         (24,521)
                                                                        ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt                      30,000                0
Repayments on notes payable and long-term debt                             (70,046)        (734,528)
Costs of raising capital                                                    (3,195)         (63,402)
Sale of common stock                                                       285,000          739,720
                                                                        ---------------------------
Net cash (used in) provided by financing activities                        241,759          (58,210)
                                                                        ---------------------------
NET INCREASE (DECREASE) IN CASH                                              1,566         (961,948)

Cash  - beginning of year                                                    7,634        1,220,758
                                                                        ---------------------------
CASH  - END OF PERIOD                                                   $    9,200      $   258,810
                                                                        ---------------------------


See notes to Financial Statements

                          JD AMERICAN WORKWEAR, INC.
                         Notes to Financial Statements

Note 1 - The Company
--------------------

      The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital will be required to sustain operations through February 28, 1998. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.


Note 2 - Basis of Presentation
------------------------------

      The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The February 28, 1997 balance sheet data was derived from audited financial statements but does not include disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations, and changes in financial position for the interim periods.

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company s Annual Report on Form 10-KSB for the fiscal year ended February 28, 1997. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 1998.

PART I.  FINANCIAL INFORMATION

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended August 31, 1997 Compared to Three Months Ended August 31, 1996. Net sales for the three month period ended August 31, 1997 increased approximately 31% to $191,834 from $142,063 for the three months ended August 31, 1996. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the three months ended August 31, 1997 was $106,276 compared to $75,438 for the three months ended August 31, 1996. Gross margin for the three months ended August 31, 1997 was 43.1% compared to a 46.9% for the three months ended August 31, 1996.

      Selling, general and administrative ( SG&A ) expenses increased 22.8% to $226,796 for the three months ended August 31, 1997 from $184,650 for three months ended August 31, 1996. A significant portion of the increase was incurred in connection with options and warrants issued to consultants for services. Interest expense increased to $50,128 from $ 28,658 due to an increase in short term borrowings.

      The net loss for the three months ended August 31, 1997 was $191,257 or $0.11 per share compared to a net loss of $143,288or $0.09 per share for the three months ended August 31, 1996.

      Six Months Ended August 31, 1997 Compared to Six Months Ended August 31, 1996. Net sales for the six month period ended August 31, 1997 increased approximately 38% to $312,160 from $225,259 for the six months ended August 31, 1996. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the six months ended August 31, 1997 was $177,295 compared to $118,625 for the six months ended August 31, 1996. Gross margin for the six months ended August 31, 1997 was 43.5% compared to a 47.3% for the six months ended August 31, 1996.

      Selling, general and administrative ( SG&A ) expenses increased approximately 10% to $467,598 for the six months ended August 31, 1997 from $416,144 for six months ended August 31, 1996. A significant portion of the increase was incurred in connection with options and warrants issued to consultants for services. Interest expense increased to $77,434 from $ 65,003 due to an increase in short term borrowings.

      The net loss for the six months ended August 31, 1997 was $410,749 or $0.23 per share compared to a net loss of $363,975 or $0.22 per share for the six months ended August 31, 1996.

Liquidity and Capital Resources

      Net cash used in operating activities was $(240,194) for the six months ended August 31, 1997 compared to $(879,217) for the six months ended August 31, 1996. The Company used resources to continue to build finished goods inventory in anticipation of its prime selling season. Cash flow from the exercise of stock options and short term borrowings were used to produce inventory and was offset partially by increases in accounts payable. Accounts receivable increased approximately 43% to $318,120 from February 28 to August 31, 1997. Inventory increased to $914,824 during the first half of fiscal 1998.

      Capital expenditures for the six months ended August 31, 1997 were $(7,289) compared to $(24,521) for the six months ended August 31, 1996.

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

              None.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    JD AMERICAN WORKWEAR, INC.


                                    By: /s/ David N. DeBaene
                                        --------------------------------------
                                            David N. DeBaene, President
                                            (Principal Executive Officer)

                                    By: /s/ Anthony P. Santucci
                                        --------------------------------------
                                            Anthony P. Santucci, Vice President
                                            (Chief Financial Officer)


Date:  October 20, 1997