Form 10QSB
period 1997-11-30
JD AMERICAN WORKWEAR INC
filed 1998-01-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1997
                               -----------------

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

      Common Stock, $.002 par value per share, 1,955,398 shares outstanding at January 8, 1998.

      Transitional Small Business Disclosure Format (check one)

Yes  [ ]     No  [X]


                           JD AMERICAN WORKWEAR, INC.


                              INDEX TO FORM 10-QSB


                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets as of November 30, 1997 and February 28, 1997    3-4

            Statements of Operations for the three months and nine months
            ended November 30, 1997 and November 30, 1996                   5-6

            Statements of Cash Flows for the nine months ended November
            30, 1997 and November 30, 1996                                    7

            Notes to Financial Statements                                     8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                                11

   Item 2.  Changes in Securities                                            11

   Item 3.  Defaults Upon Senior Securities                                  11

   Item 4.  Submissions of Matters to a Vote of Security Holders             11

   Item 5.  Other Information                                                11

   Item 6.  Exhibits and Reports on Form 8-K                                 11



                           JD AMERICAN WORKWEAR, INC.
                                 BALANCE SHEETS
                                  (unaudited)

                                                                                November 30, 1997      February 28, 1997
                                                                                -----------------      -----------------

ASSETS
Current assets:
  Cash                                                                             $     9,944            $     7,634
  Accounts Receivable                                                                  388,484                221,983
  Inventories                                                                          812,047                828,891
  Other current assets                                                                 164,170                  9,094
                                                                                   ----------------------------------
      Total Current Assets                                                           1,374,646              1,067,602

Property and equipment at cost, less accumulated depreciation of $127,363
 and $106,975 at November 30, 1997 and February 28, 1997, respectively.                 80,960                100,559

Intangible Assets, at cost, less accumulated amortization of $211,949 and
 $192,725 at November 30, 1997 and February 28, 1997, respectively.                     83,666                 91,483
Other assets, net                                                                       76,524                  9,928
                                                                                   ----------------------------------

      TOTAL ASSETS                                                                 $ 1,615,795            $ 1,269,572
                                                                                   ----------------------------------


See notes to Financial Statements


                           JD AMERICAN WORKWEAR, INC.
                          BALANCE SHEETS -- CONTINUED
                                  (unaudited)

                                                                       November 30, 1997     February 28, 1997
                                                                       -----------------     -----------------

LIABILITIES AND CAPITAL DEFICIT
Liabilities
Current liabilities:
  Accounts payable                                                        $   323,846           $   219,529
  Accrued expenses                                                             15,024                15,024
  Accrued interest on notes payable                                            89,254                57,497
  Current portion of notes payable and long-term debt                         627,431               277,134
                                                                          ---------------------------------
      Total Current Liabilities                                             1,055,556               569,184

Notes payable and long-term debt, less current portion                        551,598               840,199
                                                                          ---------------------------------
      Total Liabilities                                                     1,607,154             1,409,383

Stockholders' Equity (Capital Deficit)
Preferred stock, $.001 par value; 1,000,000 shares authorized;
 issued and outstanding, 0 shares                                                   0                     0

Common stock, $.002 par value; authorized , 4,500,000 shares;
 issued and outstanding, 1,955,398 shares and 1,708,433 shares at November 30, 1997 and February 28, 1997, respectively.
                                                                                3,911                 3,417
Additional paid-in capital                                                  4,012,946             3,191,229
Accumulated deficit                                                        (4,008,216)           (3,334,457)
                                                                          ---------------------------------
      Total Stockholders' Equity (Capital Deficit)                              8,641              (139,811)
                                                                          ---------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)        $ 1,621,795           $ 1,269,572
                                                                          ---------------------------------


See notes to Financial Statements


                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


For the Three Months ended November 30,                  1997            1996
                                                      -----------     -----------

Revenues
Net sales                                             $   164,093     $   161,309
Cost of goods sold                                         99,796          89,244
                                                      ---------------------------
Gross profit                                               64,297          72,065

Operating Expenses:
Payroll and payroll taxes                                  70,857          67,319
Selling Expenses                                           41,032          26,095
Consulting Expenses                                        88,234          19,555
Contract Labor                                                 71           1,958
Depreciation and amortization                               6,995          21,755
Employee benefits                                           9,996               0
Freight and delivery                                        7,570           7,520
Professional fees                                          18,304          17,491
Rent                                                        7,950           9,400
Supplies                                                    3,986           3,511
Telephone                                                   3,880           4,837
Travel and Entertainment                                   14,495          12,814
Other                                                      16,384          19,663
                                                      ---------------------------
      Total operating expenses                            289,755         211,916
                                                      ---------------------------
      Operating loss                                     (225,458)       (139,851)
Interest expense                                          (37,551)        (26,196)
Interest income                                                 0             875
                                                      ---------------------------
NET LOSS                                              $  (263,009)    $  (165,173)
                                                      ---------------------------
Net loss per common share                             $      (.13)    $      (.10)
                                                      ---------------------------
Weighted average number of common shares                1,955,000       1,706,422


See notes to Financial Statements


                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)



For the Nine Months ended November 30,                   1997            1996
                                                      -----------     -----------

Revenues
Net sales                                             $   476,253     $   386,406
Cost of goods sold                                        277,091         207,869
                                                      ---------------------------
Gross profit                                              199,162         178,537

Operating Expenses:
Payroll and payroll taxes                                 186,733         144,449
Selling Expenses                                           75,054          32,331
Consulting Expenses                                       208,944          48,457
Contract Labor                                              1,520             163
Depreciation and amortization                              20,388          40,523
Employee benefits                                          20,886               0
Freight and delivery                                       20,785          11,714
Professional fees                                          86,499          45,940
Rent                                                       23,200          14,235
Supplies                                                    9,563          12,829
Telephone                                                  11,632          10,247
Travel and Entertainment                                   34,632          21,514
Other                                                      57,519          33,742
                                                      ---------------------------
      Total operating expenses                            757,353         416,145
                                                      ---------------------------
      Operating loss                                     (558,191)       (309,511)
Interest expense                                         (115,677)        (65,003)
Interest income                                               110          10,539
                                                      ---------------------------
NET LOSS                                              $  (673,759)    $  (363,975)
                                                      ---------------------------
Net loss per common share                             $      (.34)    $      (.22)
                                                      ---------------------------
Weighted average number of common shares                1,955,000       1,645,696


See notes to Financial Statements


                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)



For the Nine Months ended November 30,                               1997              1996
                                                                  -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                        $ (673,759)      $  (363,975)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                       39,612            40,523
  Securities issued for services rendered                            336,500                 0
  Securities issued for interest payments                             23,211                 0
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                        (166,501)         (120,786)
  (Increase) decrease in inventories                                  16,844          (154,743)
  (Increase) decrease in other assets                               (221,672)          (18,064)
  Increase (decrease) in accounts payable                            104,318           (27,430)
  Increase (decrease) in accrued expenses                             31,757          (234,742)
                                                                  ----------------------------
      Net cash (used in) operating activities                       (509,690)         (879,217)
                                                                  ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (12,196)          (24,521)
                                                                  ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt               230,000                 0
Repayments on notes payable and long-term debt                      (118,303)         (734,528)
Costs of raising capital                                                   0           (63,402)
Sale of common stock                                                 412,500           739,720
                                                                  ----------------------------
Net cash (used in) provided by financing activities                  524,197           (58,210)
                                                                  ----------------------------
NET INCREASE (DECREASE) IN CASH                                        2,311          (961,948)
Cash - beginning of year                                               7,634         1,220,758
                                                                  ----------------------------
CASH - END OF PERIOD                                              $    9,944       $   258,810
                                                                  ----------------------------


See notes to Financial Statements


                           JD AMERICAN WORKWEAR, INC.
                         Notes to Financial Statements


Note 1 - The Company
--------------------

      The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was reincorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital will be required to sustain operations through 1998. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.


Note 2 - Basis of Presentation
------------------------------

      The interim financial statements are prepared pursuant to the requirements for reporting on Form 10- QSB. The February 28, 1997 balance sheet data was derived from audited financial statements but does not include disclosures required by generally accepted accounting principles. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations, and changes in financial position for the interim periods.

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



PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996. Net sales for the three month period ended November 30, 1997 increased approximately 1.7% to $164,093 from $161,309 for the three months ended November 30, 1996. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the three months ended November 30, 1997 was $99,796 compared to $89,244 for the three months ended November 30, 1996. Gross margin for the three months ended November 30, 1997 was 39.2% compared to 44.7% for the three months ended November 30, 1996 reflecting a shift from higher margin direct sale programs to traditional mass merchant retail distribution at slightly lower margin.

      Selling, general and administrative ( SG&A ) expenses increased 36.7% to $289,755 for the three months ended November 30, 1997 from $211,916 for three months ended November 30, 1996. A significant portion of the increase was incurred in connection with options and warrants issued to consultants for services. Interest expense increased to $37,551 from $26,196 due to an increase in short term borrowings.

      The net loss for the three months ended November 30, 1997 was $263,009 or $ 0.13 per share compared to a net loss of $165,173 or $0.10 per share for the three months ended November 30, 1996.

      Nine Months Ended November 30, 1997 Compared to Nine Months Ended November 30, 1996. Net sales for the nine month period ended November 30, 1997 increased approximately 23.3% to $476,253 from $386,406 for the nine months ended November 30, 1996. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the nine months ended November 30, 1997 was $277,091 compared to $207,869 for the nine months ended November 30, 1996. Gross margin for the nine months ended November 30, 1997 was 41.8% compared to 46.2% for the nine months ended November 30, 1996 reflecting a shift from higher margin direct sale programs to traditional mass merchant retail distribution at slightly lower margin.

      Selling, general and administrative ( SG&A ) expenses increased approximately 82% to $757,353 for the nine months ended November 30, 1997 from $416,145 for nine months ended November 30, 1996. A significant portion of the increase was incurred in connection with options and warrants issued to consultants for services. Payroll expenses increased approximately 29.3% to $186,733 reflecting additions to marketing and administrative staff. Interest expense increased to $115,677 from $65,003 due to an increase in short term borrowings.

      The net loss for the nine months ended November 30, 1997 was $673,759 or $0.34 per share compared to a net loss of $363,975 or $0.22 per share for the nine months ended November 30, 1996.


Liquidity and Capital Resources

      Net cash used in operating activities was $509,690 for the nine months ended November 30, 1997 compared to $879,217 for the nine months ended November 30, 1996. The Company used resources to continue to build finished goods inventory into its prime selling season. Cash flow from the exercise of stock options and short term borrowings were used to finance growth in accounts receivable, and to produce inventory and was offset partially by an increase in accounts payable. Accounts receivable increased approximately 75% to $388,484 from February 28 to November 30, 1997. Inventory decreased slightly to $812,047 during the first nine months of fiscal 1998.

      In August 1997, the Company defaulted in the payment of the interest due to certain noteholders in the amount of $26,000. As of December 8, 1997, all interest due and payable has been paid in full.

      Capital expenditures for the nine months ended November 30, 1997 totaled $ 12,196 compared to $24,521 for the nine months ended November 30, 1996.

      During the quarter ended November 30, 1997, options to purchase 50,000 shares of common stock at $3.25 per share were exercised. Additionally, during the quarters ended May 31, 1997 and August 31, 1997, options to purchase 40,000 common shares at $2.50 per share and 60,000 common shares at $2.50 per share were exercised, respectively. As a result of these option exercises, the Company has received proceeds of $412,500 during the nine months ending November 30, 1997.

      In December, 1997, the Company completed a private placement of 313 shares of Series A 10% Mandatorily Convertible Preferred Stock for gross proceeds of $782,500. The proceeds of this offering were used to increase production of finished goods inventory, repay principal and accrued interest on outstanding short term borrowings, fund marketing and sales programs, settle overdue accounts payable and accrued liabilities, and for working capital. The Company will be required to seek additional financing to meet its business strategy of achieving significant market penetration of its JD Uniform Safety Pants. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 2.  Changes in Securities

      N/A

Item 3.  Defaults Upon Senior Securities

      See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for discussion of payment of delinquent interest on 11% Subordinated Notes

Item 4.  Submissions of Matters to a Vote of Security Holders

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



                                   JD AMERICAN WORKWEAR, INC.


                                   By: /s/ David N. DeBaene
                                       ----------------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)


                                   By: /s/ Anthony P. Santucci
                                       ----------------------------------------
                                           Anthony P. Santucci, Vice President
                                           (Chief Financial Officer)

Date:  January 19, 1998