Form 10QSB
period 1998-05-31
JD AMERICAN WORKWEAR INC
filed 1998-07-16
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 1998

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to


                      Commission file number      33-98682
                      ------------------------------------


                           JD AMERICAN WORKWEAR, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Delaware                               05-0460102
-------------------------------------------------------------------------------
    (State or Other Jurisdiction of                (I.R.S.Employer
    Incorporation or Organization)               Identification No.)


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

      Common Stock, $.002 par value per share, 1,984,899 shares outstanding at June 30, 1998

      Transitional Small Business Disclosure Format (check one)

Yes  [ ]    No  [X]

                          JD AMERICAN WORKWEAR, INC.

                             INDEX TO FORM 10-QSB


                                                                           Page

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheets as of May 31, 1998 and February 28, 1998                3

      Statements of Operations for the three months ended May 31, 1998
      and May 31, 1997                                                       5

      Statements of Cash Flows for the three months ended May 31, 1998
      and May 31, 1997                                                       6

      Notes to Financial Statements                                          7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        8

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                9

   Item 2.  Changes in Securities                                            9

   Item 3.  Defaults Upon Senior Securities                                 10

   Item 4.  Submissions of Matters to a Vote of Security Holders            10

   Item 5.  Other Information                                               11

   Item 6.  Exhibits and Reports on Form 8-K                                11

                          JD AMERICAN WORKWEAR, INC.
                                BALANCE SHEETS
                                  (unaudited)


                                                    May 31, 1998    February 28, 1998
                                                    ------------    -----------------

ASSETS
Current Assets:
  Cash and cash equivalents                         $ 1,854,991        $    16,932
  Accounts receivable, net of allowance                 261,761            203,685
  Inventories                                         1,237,130          1,057,784
  Prepaid expenses, current portion                     341,048            229,859
  Loans receivable, employees                            18,544             17,419
                                                    ------------------------------
      Total current assets                            3,713,473          1,525,679

Property and equipment, net                              73,031             75,369
Intangible assets, net                                   57,547             57,547
Prepaid expenses, long-term                                   0            182,713
Other assets, net                                         8,707             15,032
                                                    ------------------------------
      TOTAL ASSETS                                  $ 3,852,758        $ 1,856,340
                                                    ==============================


See notes to Financial Statements

                          JD AMERICAN WORKWEAR, INC.
                          BALANCE SHEETS -- CONTINUED
                                  (unaudited)


                                                                       May 31, 1998    February 28, 1998
                                                                       ------------    -----------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                    $   875,885        $   868,325
  Accounts payable and accrued expenses                                    225,393            234,412
  Accrued interest on notes payable                                        100,068             85,958
  Short-term loans                                                          11,774             11,774
                                                                       ------------------------------
      Total current liabilities                                          1,213,120          1,200,469
                                                                       ------------------------------
Long-term debt, net of current portion                                      79,967            101,830

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value 313 shares issued and outstanding,
 (liquidating preference $782,500);
Series B, $.001 par value 1,000 shares issued and outstanding,
 (liquidating preference $2,500,000)
Common stock, $.002 par value; authorized, 4,500,000 shares;
 issued and outstanding, 1,984,899 shares at May 31, 1998 and
 February 28, 1998, respectively                                             3,970              3,970

Additional paid-in capital                                               7,380,195          5,046,637
Accumulated deficit                                                     (4,824,494)        (4,496,566)
                                                                       ------------------------------
      Total Stockholders' equity:                                        2,559,671            554,041
                                                                       ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,852,758        $ 1,856,340
                                                                       ==============================


See notes to Financial Statements

                          JD AMERICAN WORKWEAR, INC.
                           STATEMENTS OF OPERATIONS
                                  (unaudited)

For the Three Months ended                                 May 31, 1998    May 31, 1997
                                                           ------------    ------------

Revenues
Net sales                                                   $  141,654      $  120,326
Cost of goods sold                                              91,497          71,019
                                                            --------------------------
Gross profit                                                    50,156          49,307

Operating Expenses:
Payroll and payroll taxes                                      101,931          56,937
Selling Expenses                                                22,253          21,889
Consulting Expenses                                             68,155          59,745
Contract Labor                                                     300             794
Depreciation and amortization                                    6,810          13,101
Employee benefits                                                8,488           4,356
Freight and delivery                                            12,936           9,972
Professional fees                                               75,438          28,950
Rent                                                             7,470           7,300
Supplies                                                         2,689           2,576
Telephone                                                        5,041           3,785
Travel and Entertainment                                        10,870           8,920
Other                                                           27,355          22,477
                                                            --------------------------
      Total operating expenses                                 349,737         240,802
                                                            --------------------------
      Operating loss                                          (299,580)       (191,495)
Interest expense                                               (28,348)        (27,997)
                                                            --------------------------
NET LOSS                                                    $ (327,928)     $ (219,492)
                                                            ==========================
Net loss per common share                                   $     (.17)     $     (.12)
                                                            ==========================
Weighted average number of common shares outstanding         1,984,898       1,759,756


See notes to Financial Statements

                          JD AMERICAN WORKWEAR, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

For the Three Months ended                                        May 31, 1998    May 31, 1997
                                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                        $  (327,928)    $  (219,492)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                         6,176          13,101
  Securities issued for services rendered                                   0         140,696
  Securities issued for interest payments                                   0          23,000
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                          (58,076)         32,710
  (Increase) in inventories                                          (179,346)       (179,298)
  (Increase) decrease in other assets                                  76,725         (73,494)
  Increase in accounts payable                                          5,090         204,022
                                                                  ---------------------------
  Net cash (used in) operating activities                            (477,359)       (222,451)
                                                                  ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                   (3,839)         (7,289)
                                                                  ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt                      0          30,000
Sale of preferred stock                                             2,500,000               0
Repayments on notes payable and long-term debt                        (14,301)        (65,585)
Costs of raising capital                                             (166,442)              0
Sale of common stock                                                        0         100,000
                                                                  ---------------------------
Net cash (used in) provided by financing activities                 2,319,257         228,111
                                                                  ---------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,838,059          (1,629)
Cash and cash equivalents - beginning of period                        16,932           7,634
                                                                  ---------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                         $ 1,854,991     $     6,005
                                                                  ===========================


See notes to Financial Statements

                          JD AMERICAN WORKWEAR, INC.
                         Notes to Financial Statements


Note 1 - The Company
--------------------

      The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital may be required to sustain operations through February 28, 1999. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.


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

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1998. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 1999.

                         PART I. FINANCIAL INFORMATION

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended May 31, 1998 Compared to Three Months Ended May 31, 1997. Net sales for the three month period ended May 31, 1998 increased approximately 17.7% to $141,654 from $120,326 for the three month period ended May 31, 1997. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the three months ended May 31, 1998 was $91,497 compared to $71,019 for the three months ended May 31, 1997. Gross margin for the three month period ended May 31, 1998 was 35.4% compared to 41.0% for the three months ended May 31, 1997 primarily due to a higher concentration of distributor sales at lower margins.

      Operating expenses increased to $346,737 for the three months ended May 31, 1998 from $240,802 for the three months ended May 31, 1997. A significant portion of the increase was incurred in connection with increases in payroll and professional fees. Interest expense increased to $28,348 from $27,997 due to increases in short-term borrowings.

      The net loss for the three months ended May 31, 1998 was $327,928 ($.17 per share) compared to a net loss of $219,492 ($.12 per share) for the three months ended May 31, 1997.

Liquidity and Capital Resources

      Net cash used in operating activities was $481,196 for the three months ended May 31, 1998 compared to $222,451 for the three months ended May 31, 1997. The Company used resources to continue to build finished goods inventory in anticipation of its prime selling season and commencement of certain marketing programs. Cash flows used to produce inventory was offset partially by increases in accounts payable. Accounts receivable increased approximately 28.5% to $261,761 from February 28 to May 31, 1998. Inventory increased to $1,237,130 during the first quarter of fiscal 1999.

      Capital expenditures for the three months ended May 31, 1998 were $3,839 compared to $7,289 for the three months ended May 31, 1997.

      As previously announced, on April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"). Pursuant to the terms of the Purchase Agreement, the Company issued 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock") as well as a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000.

      The Company will use the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt, and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

      The Company is currently negotiating with debt holders to convert its outstanding convertible debt into Common Stock of the Company.

      Management believes cash flow from operations and the investment by ULLICO will provide for working capital needs and principal payments on long-term debt through fiscal 1999. However, the Company will be required to seek additional financing to meet its business strategy of achieving significant market penetration of its JD Uniform Safety Pants. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         N/A

Item 2.  Changes in Securities and use of Proceeds.

(1) Private Placement of Series B Preferred Stock. On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"). As a part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment. The Series B Preferred Stock entitles ULLICO to receive, when and as declared by the Company's Board, cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. During the two-year period following issuance of the Series B Preferred Stock (the "PIK Period") the Company has the option of making payment of the semi-annual dividends on the Series B Preferred Stock either in cash or by issuing additional shares of Series B Preferred Stock ("PIK Dividends"). In the event the Company elects to pay dividends in shares of Series B Preferred Stock, the Company is required to issue additional detached ten-year dividend warrants (the "Dividend Warrants") to purchase 54,000 shares of Common Stock at an exercise price of $.01 per share for each semi-annual dividend period that PIK Dividends are paid. During the PIK Period the Company may not pay or declare cash dividends on any stock other than the Series B Preferred Stock. Unless full dividends on the Series B Preferred Stock for all past dividend periods and the then current period shall have been paid or declared and a sufficient sum for the payment thereof set aside in trust for the Series B Preferred Stock Holders, no dividend (other than a dividend payable solely in Common Stock) shall be paid or declared, and no distribution made, on any other shares of stock.

            Each holder of Series B Preferred Stock is entitled to vote on all Company matters and is entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series B Preferred Stock are convertible. The Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors.

(2) Increase in Authorized Shares of Common Stock. On June 15, 1998, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of Delaware increasing the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

During the quarter covered by this report, an annual meeting of stockholders of the Company was held on April 15, 1998, the results of which are as follows:

Proposal No. 1, electing all of the following nominees as Directors of the
Company:

                  David N. DeBaene           Dean M. Denuccio
                  Elizabeth Cotter           Steev Panneton
                  Thomas A. Lisi             Anthony P. Santucci

         As to the Common Stock:

              For:                   1,075,652
              Against:                   3,500
              Withhold authority:            0

         As to the Series A Preferred Stock:

              For:                     160,000
              Against:                       0
              Withhold authority:            0


Proposal No 2, approving an amendment to the Company's Certificate of Incorporation that would increase the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

         As to the Common Stock:

              For:                   1,053,287
              Against:                  16,165
              Withhold authority:        9,700

         As to the Series A Preferred Stock:

              For:                     160,000
              Against:                       0
              Withhold authority:            0

Proposal No. 3, approving an amendment to the Company's 1995 Stock Option Plan, which would increase the number of shares of Common Stock eligible for issuance under the Plan from 250,000 shares to 750,000 shares:

         As to the Common Stock:

              For:                   1,054,318
              Against:                  15,124
              Withhold authority:        9,700

         As to the Series A Preferred Stock:

              For:                     160,000
              Against:                       0
              Withhold Authority:            0


Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits


      4.1    Securities Purchase Agreement dated       As filed with the Registrant's Form 8-K     N/A
             April 9, 1998                             on April 15, 1998

      4.2    Certificate of Designation of Series B    As filed with the Registrant's Form 8-K     N/A
             Preferred Stock.                          on April 15, 1998

      4.3    Stockholders' Agreement dated April 9,    As filed with the Registrant's Form 8-K     N/A
             1998.                                     on April 15, 1998

      4.4    Registration Rights Agreement dated       As filed with the Registrant's Form 8-K     N/A
             April 9, 1998                             on April 15, 1998

      4.5    Warrant Certificate issued to ULLICO      As filed with the Registrant's Form 8-K     N/A
                                                       on April 15, 1998

      4.6    Escrow Agreement                          As filed with the Registrant's Form 8-K     N/A
                                                       on April 15, 1998

     16.1    Letter of Richard A. Eisner and           As filed with the Registrant's Form 8-K     N/A
             Company, LLP dated May 6, 1998            on May 13, 1998

(b)   Reports on Form 8-K

      During the quarter covered by this report, the Registrant filed the following Forms 8-K:

            On April 15, 1998, the Registrant filed a Form 8-K reporting the following information:

                  ITEM 5. OTHER EVENTS

                  On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"). As a part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000. The Company will use the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt, and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

            On May 13, 1998, the Registrant filed a Form 8-K reporting the following information:

                  ITEM 4. CHANGES IN REGISTRANT'S CERTIFIED PUBLIC ACCOUNTANT

                  Effective April 1, 1998, the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). As this merger resulted in RAE no longer having an office in the Providence-Boston area, the Company concluded that it would be appropriate to select a new accounting firm. By unanimous consent, the Board of Directors of the Company voted on May 5, 1998, to retain BDO to serve as the Company's independent auditors.

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


Date: July 16, 1998