Form 10QSB
period 1998-08-31
JD AMERICAN WORKWEAR INC
filed 1998-10-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 1998
                               ---------------

[x]   Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes  [X]   No  [ ]
    -----     -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 2,125,468 shares outstanding at October 15,1998

      Transitional Small Business Disclosure Format (check one)

Yes  [ ]   No  [X]
    -----     -----


                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

      Balance Sheets as of August 31, 1998 and February 28, 1998           3

      Statements of Operations for the three months ended August 31,
       1998 and August 31, 1997                                            5

      Statements of Operations for the six months ended August 31,
       1998 and August 31, 1997                                            6

      Statements of Cash Flows for the six months ended August 31,
       1998 and August 31, 1997                                            7

      Notes to Financial Statements                                        8

   Item 2.  Management s Discussion and Analysis of Financial Condition
             and Results of Operations                                     9

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                             11

   Item 2.  Changes in Securities                                         11

   Item 3.  Defaults Upon Senior Securities                               11

   Item 4.  Submissions of Matters to a Vote of Security Holders          11

   Item 5.  Other Information                                             11

   Item 6.  Exhibits and Reports on Form 8-K                              11


                         JD AMERICAN WORKWEAR, INC.
                               BALANCE SHEETS
                                 (unaudited)

                                                          August 31, 1998     February 28, 1998
                                                          -------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                $   932,918          $    16,932
  Accounts receivable, net of allowance                        373,961              203,685
  Inventories                                                1,449,977            1,057,784
  Prepaid expenses, current portion                            298,563              229,859
  Loans receivable, employees                                    7,633               17,419
                                                           --------------------------------
      Total current assets                                   3,063,052            1,525,679

Property and equipment, net                                    105,861               75,369
Intangible assets, net                                          75,547               57,547
Prepaid expenses, long-term                                    182,713              182,713
Other assets, net                                               15,032               15,032
                                                           --------------------------------
      TOTAL ASSETS                                         $ 3,442,205          $ 1,856,340
                                                           ================================


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                         BALANCE SHEETS -- CONTINUED
                                 (unaudited)

                                                          August 31, 1998     February 28, 1998
                                                          -------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                        $   475,200          $   868,325
  Accounts payable and accrued expenses                        134,898              234,412
  Accrued interest on notes payable                             39,649               85,958
  Short-term loans                                              10,524               11,774
                                                           --------------------------------
      Total current liabilities                                660,271            1,200,469
                                                           --------------------------------
Long-term debt, net of current portion                         102,158              101,830

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value, 313 shares issued and
 outstanding (liquidating preference $782,500);
Series B, $.001 par value, 1,000 shares issued and
 outstanding  (liquidating preference $2,500,000)
Common stock, $.002 par value; authorized 4,500,000
 shares; issued and outstanding 2,097,507 shares at
 August 31, 1998 and 1,984,899 shares at February 28,
 1998, respectively.                                             4,195                3,970
Additional paid-in capital                                   7,815,929            5,046,637

Accumulated deficit                                         (5,140,348)          (4,496,566)
                                                           --------------------------------
      Total Stockholders' equity:                            2,679,775              554,041
                                                           --------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 3,442,205          $ 1,856,340
                                                           ================================


See notes to Financial Statements



                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)


For the Three Months ended                               August 31, 1998     August 31, 1997
                                                         -----------------------------------

Revenues
Net sales                                                  $  264,619        $  191,834
Cost of goods sold                                            169,188           106,276
                                                           ----------------------------
Gross profit                                                   95,431            85,558

Operating Expenses:
Payroll and payroll taxes                                     137,994            58,938
Selling Expenses                                               37,071            12,133
Consulting Expenses                                            80,419            60,965
Contract Labor                                                    250               655
Depreciation and amortization                                   6,176               292
Employee benefits                                              10,401             6,534
Freight and delivery                                           17,058             3,243
Professional fees                                              30,961            39,245
Rent                                                           10,805             7,950
Supplies                                                        9,421             3,001
Telephone                                                       5,072             3,967
Travel and Entertainment                                       38,314            11,216
Other                                                          34,514            18,658
                                                           ----------------------------
      Total operating expenses                                418,455           226,796
                                                           ----------------------------
      Operating loss                                         (323,024)         (141,238)
Interest income (expense), net                                  7,170           (50,019)
                                                           ----------------------------
NET LOSS                                                   $ (315,854)       $ (191,257)
                                                           ============================
Net loss per common share                                  $     (.16)       $     (.11)
                                                           ============================
Weighted average number of common shares outstanding        2,034,800         1,815,473


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Six Months ended                                 August 31, 1998     August 31, 1997
                                                         -----------------------------------

Revenues
Net sales                                                  $  406,273        $  312,160
Cost of goods sold                                            260,685           177,295
                                                           ----------------------------
Gross profit                                                  145,588           134,865

Operating Expenses:
Payroll and payroll taxes                                     239,925           115,875
Selling Expenses                                               59,324            34,022
Consulting Expenses                                           148,574           120,710
Contract Labor                                                    550             1,449
Depreciation and amortization                                  12,986            13,393
Employee benefits                                              18,889            10,890
Freight and delivery                                           29,994            13,215
Professional fees                                             106,399            68,195
Rent                                                           18,275            15,250
Supplies                                                       12,110             5,577
Telephone                                                      10,113             7,752
Travel and Entertainment                                       49,184            20,136
Other                                                          61,869            41,135
                                                           ----------------------------
     Total operating expenses                                 768,192           467,598
                                                           ----------------------------
     Operating loss                                          (622,604)         (332,733)
Interest expense                                              (21,178)          (78,016)
                                                           ----------------------------
NET LOSS                                                   $ (643,782)       $ (410,749)
                                                           ============================
Net loss per common share                                  $     (.32)       $     (.23)
                                                           ============================
Weighted average number of common shares outstanding        2,009,849         1,779,354


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

For the Six Months ended                                      August 31, 1998     August 31, 1997
                                                              -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                     $  (643,782)        $  (410,749)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                     12,986              18,912
  Securities issued for services rendered                          194,500             144,000
  Securities issued for interest payments                                               21,313
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                      (170,276)           (102,374)
  (Increase) in inventories                                       (392,193)            (24,021)
  (Increase) decrease in other assets                              (58,917)            (54,268)
  Increase in accounts payable                                    (147,073)            169,994
                                                               -------------------------------
  Net cash (used in) operating activities                       (1,204,755)           (120,507)
                                                               -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                               (61,478)             (7,289)
                                                               -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt                                  30,000
Sale of preferred stock                                          2,500,000
Repayments on notes payable and long-term debt                    (151,339)            (70,046)
Costs of raising capital                                          (166,442)             (3,195)
Sale of common stock                                                                   285,000
                                                               -------------------------------
Net cash (used in) provided by financing activities              2,182,219             241,759
                                                               -------------------------------
NET INCREASE (DECREASE) IN CASH                                    915,986               1,566
Cash and cash equivalents - beginning of period                     16,932               7,634
                                                               -------------------------------
CASH - END OF PERIOD                                           $   932,918         $     9,200
                                                               ===============================


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

                       PART I.  FINANCIAL INFORMATION

Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended August 31, 1998 Compared to Three Months Ended August 31, 1997. Net sales for the three month period ended August 31, 1998 increased approximately 37.9% to $264,619 from $191,834 for the three month period ended August 31, 1997. The increase is directly attributable to an increase in unit volume generated by the Company's expanded sales force. Cost of goods sold for the three months ended August 31, 1998 was $169,188 compared to $106,276 for the three months ended August 31, 1997. Gross margin for the three month period ended August 31, 1998 was 36.1% compared to 44.6% for the three months ended August 31, 1997 primarily due to a higher concentration of distributor sales at lower margins.

      Operating expenses increased to $418,455 for the three months ended August 31, 1998 from $226,796 for the three months ended August 31, 1997. A significant portion of the increase was due to additional payroll incurred in connection with the expansion of the Company's inside sales force, additional professional fees as well as charges for options and warrants issued to consultants for services. The Company earned interest income in excess of interest expense for the three months ended August 31, 1998 versus net interest expense of $50,019. This is a direct result of short-term investments of cash and the reduction of long-term debt through repayments and conversions to equity.

      The net loss for the three months ended August 31, 1998 was $315,854 ($.16 per share) compared to a net loss of $191,257 ($.11 per share) for the three months ended August 31, 1997.


      Six Months Ended August 31, 1998 Compared to Six Months Ended August 31, 1997. Net sales for the six month period ended August 31, 1998 increased approximately 30.1% to $406,273 from $312,160 for the six month period ended August 31, 1997. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the six months ended August 31, 1998 was $260,685 compared to $177,295 for the six months ended August 31, 1997. Gross margin for the six month period ended August 31, 1998 was 35.8% compared to 43.2% for the six months ended August 31, 1997 primarily due to a higher concentration of distributor sales at lower margins.

      Operating expenses increased to $768,192 for the six months ended August 31, 1998 from $467,598 for the six months ended August 31, 1997. A significant portion of the increase was due to additional payroll incurred in connection with the expansion of the Company's inside sales force, additional professional fees as well as charges for options and warrants issued to consultants for services. Net interest expense decreased to $21,178 from $78,016. This is a direct result of short-term investments of cash and the reduction of long-term debt through repayments and conversions to equity.

      The net loss for the six months ended August 31, 1998 was $643,782 ($.32 per share) compared to a net loss of $410,749 ($.23 per share) for the six months ended August 31, 1997.

Liquidity and Capital Resources

      Net cash used in operating activities was $1,204,755 for the six months ended August 31, 1998 compared to $120,507 for the six months ended August 31, 1997. The Company used resources to continue to build finished goods inventory in anticipation of its prime selling season, commencement of certain marketing programs as well as reducing accounts payable. Accounts receivable increased approximately 83.6% to $373,961 from February 28 to August 31, 1998. Inventory increased to $1,449,977 during the first half of fiscal 1999.

      Capital expenditures for the six months ended August 31, 1998 were $57,609 compared to $7,289 for the six months ended August 31, 1997.

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

      The Company is currently negotiating with debt holders to convert its outstanding convertible debt into Common Stock of the Company. As of August 31, 1998, approximately $225,000 of outstanding indebtedness plus accrued interest, evidenced by the Company's 11% Convertible Subordinated Notes (the "11% Notes") had been converted into approximately 62,600 shares of the Company's Common Stock. Subsequent to August 31, 1998, an additional $75,000 plus accrued interest was converted in to approximately 20,700 shares of Common Stock through October 15, 1998, and management anticipates that an additional $75,000 plus accrued interest, of the 11% Notes will be converted into Common Stock before November 30, 1998. The Company has not heard whether the holders of the remaining 11% Notes outstanding, representing an aggregate balance of $100,000 plus accrued interest, will convert their notes into Common Stock or demand repayment.

      In addition, the Company repaid $70,000 plus accrued interest during the quarter ended August 31, 1998 pursuant to the Company's 10% Convertible Secured Notes (the "10% Notes"). However, management anticipates that the balance of the 10% Notes, representing an aggregate $130,000 of indebtedness plus accrued interest, will be converted into Common Stock by November 30,1998.

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

         N/A

Item 5.  Other Information

         N/A

Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits

      None

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of fiscal
      1999.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JD AMERICAN WORKWEAR, INC.



                                       By: /s/ David N. DeBaene
                                           -------------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)

                                       By: /s/ Anthony P. Santucci
                                           -------------------------------------
                                           Anthony P. Santucci, Vice President
                                           (Chief Financial Officer)

Date:  October 20, 1998