Form 10QSB
period 1998-11-30
JD AMERICAN WORKWEAR INC
filed 1999-01-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     November 30, 1998
                                   -----------------

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                      to
                               --------------------    --------------------

                      Commission file number   33-98682
                      ---------------------------------

                         JD AMERICAN WORKWEAR, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                               05-0460102
  ---------------------------------              -------------------
    (State or Other Jurisdiction                  (I.R.S. Employer
  of Incorporation or Organization)              Identification No.)

            46 Old Flat River Road, Coventry, Rhode Island  02816
            -----------------------------------------------------
                  (Address of Principal Executive Offices)

                               (401) 397-6800
              ------------------------------------------------
              (Issuer s Telephone Number, Including Area Code)

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
Yes    X    No       .
     -----      -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 2,136,385 shares outstanding at January 2, 1999

      Transitional Small Business Disclosure Format (check one)

Yes         No    X  .
     -----      -----


                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                              Page

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

        Balance Sheets as of November 30, 1998 and February 28, 1998            3

        Statements of Operations for the three and nine months ended
         November 30, 1998 and November 30, 1997                                5

        Statements of Cash Flows for the three and nine months ended
         November 30, 1998 and November 30, 1997                                6

        Notes to Financial Statements                                           7

    Item 2.  Management s Discussion and Analysis of Financial Condition
              and Results of Operations                                         8

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                  9

    Item 2.  Changes in Securities                                              9

    Item 3.  Defaults Upon Senior Securities                                   10

    Item 4.  Submissions of Matters to a Vote of Security Holders              10

    Item 5.  Other Information                                                 11

    Item 6.  Exhibits and Reports on Form 8-K                                  11


                         JD AMERICAN WORKWEAR, INC.
                               BALANCE SHEETS
                                 (unaudited)


                                                            November 30, 1998     February 28, 1998
                                                            ---------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                    $   497,972           $    16,932
  Accounts receivable, net of allowance                            586,914               203,685
  Inventories                                                    1,514,700             1,057,784
  Prepaid expenses, current portion                                441,148               229,859
  Loans receivable, employees                                       25,325                17,419
                                                               ---------------------------------
      Total current assets                                       3,066,058             1,525,679

Property and equipment, net                                        191,770                75,369
Intangible assets, net                                                                    57,547
Prepaid expenses, long-term                                                              182,713
Other assets, net                                                    8,336                15,032
                                                               ---------------------------------

      TOTAL ASSETS                                             $ 3,266,163           $ 1,856,340
                                                               =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                            $   264,605           $   868,325
  Accounts payable and accrued expenses                            272,063               234,412
  Accrued interest on notes payable                                 24,631                85,958
  Short-term loans                                                  10,524                11,774
                                                               ---------------------------------
      Total current liabilities                                    307,218             1,200,469
                                                               ---------------------------------
Long-term debt, net of current portion                             149,525               101,830

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value 313 shares issued and
 outstanding,  (liquidating preference $782,500);
Series B, $.001 par value 1,000 shares issued and
 outstanding,  (liquidating preference $2,500,000)
Common stock, $.002 par value; authorized , 4,500,000
 shares; issued and outstanding, 2,136,385 shares at
 November 30, 1998 and 1,984,899 shares at February 28,
 1998, respectively.                                                 4,273                 3,970
Additional paid-in capital                                       7,965,535             5,046,637
Accumulated deficit                                             (5,406,441)           (4,496,566)
                                                               ---------------------------------
      Total Stockholders' equity:                                2,538,704               554,041
                                                               ---------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,266,163           $ 1,856,340
                                                               =================================


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Three Months ended                               November 30, 1998     November 30, 1997
                                                         ---------------------------------------

Revenues
Net sales                                                   $  358,238            $  164,093
Cost of goods sold                                             263,278                99,796
                                                            --------------------------------
Gross profit                                                    94,960                64,297

Operating Expenses:
Payroll and payroll taxes                                      134,208                70,857
Selling Expenses                                                10,190                41,032
Consulting Expenses                                             61,117                88,234
Contract Labor                                                     380                    71
Depreciation and amortization                                    6,176                 6,995
Employee benefits                                                7,621                 9,996
Freight and delivery                                            18,845                 7,570
Professional fees                                               63,052                18,304
Rent                                                             6,055                 7,950
Supplies                                                         7,895                 3,986
Telephone                                                        6,132                 3,880
Travel and Entertainment                                        40,659                14,495
Other                                                           32,570                16,384
                                                            --------------------------------
      Total operating expenses                                 394,900               289,755
                                                            --------------------------------
      Operating loss                                          (299,940)             (225,458)
Interest income (expense), net                                   9,185               (37,551)
                                                            --------------------------------
NET LOSS                                                    $ (290,755)           $ (263,009)
                                                            ================================
Net loss per common share                                   $     (.14)           $     (.13)
                                                            ================================
Weighted average number of common shares outstanding         2,125,162             1,955,000



See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Nine months ended                                November 30, 1998     November 30, 1997
                                                         ---------------------------------------

Revenues
Net sales                                                   $  764,511            $  476,253
Cost of goods sold                                             523,963               277,091
                                                            --------------------------------
Gross profit                                                   240,548               199,162

Operating Expenses:
Payroll and payroll taxes                                      374,133               186,733
Selling Expenses                                                69,514                75,054
Consulting Expenses                                            209,691               208,944
Contract Labor                                                     930                 1,520
Depreciation and amortization                                   19,162                20,388
Employee benefits                                               26,510                20,886
Freight and delivery                                            48,839                20,785
Professional fees                                              169,451                86,499
Rent                                                            24,330                23,200
Supplies                                                        20,005                 9,563
Telephone                                                       16,245                11,632
Travel and Entertainment                                        89,843                34,632
Other                                                           94,439                57,519
                                                            --------------------------------
      Total operating expenses                               1,163,092               757,353
                                                            --------------------------------
      Operating loss                                          (922,544)             (558,191)
Interest income (expense), net                                 (11,993)             (115,577)
                                                            --------------------------------
NET LOSS                                                    $ (934,537)           $ (673,759)
                                                            ================================
Net loss per common share                                   $     (.46)           $     (.34)
                                                            ================================
Weighted average number of common shares outstanding         2,047,906             1,955,000



See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

For the Nine months ended                                     November 30, 1998     November 30, 1997
                                                              ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                      $  (934,537)            $(410,749)
Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
  Depreciation and amortization                                      19,162                18,912
  Securities issued for services rendered                           194,500               144,000
  Securities issued for interest payments                                                  21,313
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                       (383,229)             (102,374)
  (Increase) in inventories                                        (456,916)              (24,021)
  (Increase) decrease in other assets                               (16,940)              (54,268)
  Increase in accounts payable                                        4,542               169,994
                                                                ---------------------------------
  Net cash (used in) operating activities                        (1,573,418)             (120,507)
                                                                ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                (78,016)               (7,289)
                                                                ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term debt                                     30,000
Sale of preferred stock                                           2,500,000
Repayments on notes payable and long-term debt                     (201,085)              (70,046)
Costs of raising capital                                           (166,442)               (3,195)
Sale of common stock                                                                      285,000
                                                                ---------------------------------
Net cash (used in) provided by financing activities               2,132,473               241,759
                                                                ---------------------------------
NET INCREASE (DECREASE) IN CASH                                     481,039                 1,566
Cash and cash equivalents - beginning of period                      16,932                 7,634
                                                                ---------------------------------
CASH - END OF PERIOD                                            $   497,972             $   9,200
                                                                =================================



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


                       PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997. Net sales for the three month period ended November 30, 1998 increased approximately 118.3% to $358,238 from $164,093 for the three month period ended November 30, 1997. The increase is directly attributable to an increase in unit volume, notably to JC Penney for distribution on its www.jcpenney.com online catalog website, to other retail stores and to the rental service market. Cost of goods sold for the three months ended November 30, 1998 was $263,278 compared to $99,796 for the three months ended November 30, 1997. Gross margin for the three month period ended November 30, 1998 decreased to 26.5% from 39.2% for the three months ended November 30, 1997, primarily due to lower margins associated with sales to the rental service market. The company is in the process of exploring product design modifications, lower raw material costs and packaging and shipping efficiencies with the goal of decreasing unit costs and increasing gross margin in future quarters.

      Operating expenses increased $36.3% to $394,900 for the three months ended November 30, 1998 from $289,755 for the three months ended November 30, 1997. A significant portion of the increase was due to additional payroll incurred in connection with the expansion of the Company's inside sales force and additional professional fees, as well as charges for options and warrants issued to consultants for services. The Company earned $9,185 of interest income in excess of interest expense for the three months ended November 30, 1998 versus net interest expense of $37,551 for the three months ended November 30, 1997. This is a direct result of short-term investments of cash and the reduction of long-term debt through repayments and conversions of debt to common stock.

      As a result of the increase in operating expenses not offset by the increase in gross profits, the net loss for the three months ended November 30, 1998 was $290,755 ($.14 per share) compared to a net loss of $263,009 ($.13 per share) for the three months ended November 30, 1997.

      Nine months Ended November 30, 1998 Compared to Nine months Ended November 30, 1997. Net sales for the nine month period ended November 30, 1998 increased approximately 60.5% to $764,511 from $476,253 for the nine month period ended November 30, 1997. The increase is directly attributable to an increase in unit volume, notably to JC Penney for distribution on its www.jcpenney.com online catalog website, to other retail stores and to the rental service market. Cost of goods sold for the nine months ended November 30, 1998 was $523,963 compared to $277,091 for the nine months ended November 30, 1997. Gross margin for the nine month period ended November 30, 1998 was 31.5% compared to 41.8% for the nine months ended November 30, 1997, primarily due to lower margins associated with sales to the rental service market. The company is in the process of exploring product design modifications, lower raw material costs and packaging and shipping efficiencies with the goal of decreasing unit costs and increasing gross margin.

      Operating expenses increased to $1,163,092 for the nine months ended November 30, 1998 from $757,355 for the nine months ended November 30, 1997. A significant portion of the increase was due to additional payroll incurred in connection with the expansion of the Company's inside sales force, additional professional fees, as well as charges for options and warrants issued to consultants for services. Net interest expense decreased to $11,993 from $115,577 due to increases in short-term borrowings.

      As a result of the increase in operating expenses not offset by the increase in gross profits, the net loss for the nine months ended November 30, 1998 was $934,537 ($.42 per share) compared to a net loss of $673,759 ($.34 per share) for the nine months ended November 30, 1997.

Liquidity and Capital Resources

      Net cash used in operating activities was $1,573,418 for the nine months ended November 30, 1998 compared to $120,507 for the nine months ended November 30, 1997. The Company used resources to continue to build finished goods inventory of traditional and new product lines in anticipation of its prime selling season. Cash flows used to produce inventory was offset partially by increases in accounts payable. Accounts receivable increased approximately 288.1% to $586,914 from February 28, 1998
to November 30, 1998 corresponding to the increase in net sales.   Inventory
increased 43.2% to $1,514,700 during the first nine months of fiscal 1999, which the Company will use to satisfy anticipated sales demands in the quarters ended February 28, 1999 and May 31, 1999.

      Capital expenditures for the nine months ended November 30, 1998 were $78,016 compared to $7,289 for the nine months ended November 30, 1997, primarily due to the purchase of three trucks, additional sewing equipment and warehouse fixtures.

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

      The Company has and will continue to use the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt, and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

      The Company has reduced its long-term debt by negotiating with debt holders to convert its outstanding convertible debt into Common Stock of the Company. During the nine months ended November 30, 1998, approximately $365,000 of outstanding indebtedness plus accrued interest, evidenced by the Company's 11% Convertible Subordinated Notes (the "11% Notes") had been converted into approximately 101,000 shares of the Company's Common Stock, and approximately $131,000 of said notes, plus accrued interest, was repaid Common Stock before November 30, 1998. The Company has not heard whether the holders of the remaining 11% Notes outstanding, representing an aggregate balance of approximately $75,000 plus accrued interest, will convert their notes into Common Stock or demand repayment.

      In addition, the Company repaid $70,000 plus accrued interest during the nine months ended November 30, 1998 pursuant to the Company's 10% Convertible Secured Notes (the "10% Notes"). Management anticipates that the balance of the 10% Notes, representing an aggregate $130,000 of indebtedness plus accrued interest, will be converted into Common Stock by February 28, 1999.

      Management believes cash flow from operations and the investment by ULLICO will provide for working capital needs and principal payments on long-term debt through fiscal 1999. However, the Company will be required to seek additional financing to meet its business strategy of achieving significant market penetration of its JD workwear products. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.


                         PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

      N/A

Item 2.     Changes in Securities and Use of Proceeds.

      N/A

Item 3.     Defaults Upon Senior Securities

      N/A

Item 4.     Submissions of Matters to a Vote of Security Holders

      N/A

Item 5.     Other Information

      N/A

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      N/A

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
      November 30, 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JD AMERICAN WORKWEAR, INC.



                                       By:  /s/ David N. DeBaene
                                           ---------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)


                                       By:  /s/ Anthony P. Santucci
                                           ---------------------------------
                                           Anthony P. Santucci, Vice President
                                           (Chief Financial Officer)


Date:  January 19, 1999