Form 10KSB
period 1999-02-28
JD AMERICAN WORKWEAR INC
filed 1999-06-15
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB
(Mark One)

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
X     EXCHANGE ACT OF 1934
      For the fiscal year ended February 28, 1999

                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                 to
                                     ---------------    ---------------

                        Commission file No. 33-98682

                         JD AMERICAN WORKWEAR, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                     05-0460102
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

46 Old Flat River Road Coventry, Rhode Island                          02816
---------------------------------------------                        ----------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (401) 397-6800
                                                    --------------

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

      State the issuer's revenues for its most recent fiscal year:
$1,226,143

      The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 1, 1999 was approximately $4,723,350 based upon the closing sale price of $3.125 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 1, 1999.

      As of June 1, 1999 the registrant had 2,348,645 shares of Common Stock, $.002 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None


                         JD AMERICAN WORKWEAR, INC.

                        Annual Report on Form 10-KSB
                 For the Fiscal Year Ended February 28, 1999

                              TABLE OF CONTENTS

                                                                               Page
                                                                               ----

                                   PART I

Item 1.     Business                                                             3
Item 2.     Properties                                                          16
Item 3.     Legal Proceedings                                                   17
Item 4.     Submission of Matters to Vote of Securities Holders                 17

                                   PART II

Item 5.     Market for the Registrant's Common Stock and Related Security
             Holder Matters                                                     18
Item 6.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                          20
Item 7.     Financial Statements                                                26
Item 8.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                           26

                                  PART III

Item 9.     Directors, Executive Officers, Promoters, and Control Persons;
             Compliance with Section 16(a) of Exchange Act                      29
Item 10.    Executive Compensation                                              31
Item 11.    Security Ownership of Certain Beneficial Owners and
             Management                                                         35
Item 12.     Certain Relationships and Related Transactions                     38

                                   PART IV

Item 13.    Exhibit List and Reports on Form 8-K                                41

                                   PART I

ITEM 1.  BUSINESS.

Recent Developments

      Private Placement of Series B Preferred Stock. On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible
Preferred Stock, $.001 par value (the "Series B Preferred Stock").   As a
part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000. The Company used the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt, and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

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

      The Company may, at its own option and at any time after the third anniversary of the original issuance of the Series B Preferred Stock, redeem the Series B Preferred Stock, in whole but not in part. In such event, the Company is obligated to pay holders of the Series B Preferred Stock the investment value per share, plus a redemption premium equal to a 20%
internal rate of return on the investment value.   A mandatory redemption of
1,250 shares of Series B Preferred Stock is required on each of the first business days of April 2004 and 2005.

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

      The Company and ULLICO entered into a Registration Rights Agreement dated April 9, 1998 which requires the Company, upon written request, to file a registration statement for the public resale of the Common Stock issued on conversion of the Series B Preferred Stock. The Company is required to file and cause to become effective a maximum of two registration statements, excluding registration statements on Form S-3. The Company shall not be obligated to effect more than one registration and Form S-3 during any six-month period and shall be obligated to file and cause to become effective no more than six registration statements on Form S-3. No registration statement is required to be filed unless the proposed public offering price of the securities under such registration shall be at least $5 million prior to deducting underwriting discounts and commissions). The Registration Rights Agreement also provides for incidental registration.

      Increase in Authorized Capital. On April 15, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that would increase the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

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

General

      The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products. The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company's industrial workwear products consist of an extensive line of commercial and industrial footwear and workwear highlighted by its two key proprietary safety products, denim safety work jeans ("JD Safety Work Jeans(tm)") and cotton/poly blend uniform style Safety Work Pants ("JD Safety Uniform Pants(tm)"). The Company's initial product, JD Safety Work Jeans, was designed and patented by David N. DeBaene, the Company's founder and President and was thereafter assigned to the Company in January, 1995. In June 1997, the Company was awarded a second patent with respect to certain unique functional characteristics of its Safety Uniform Pants. See "BUSINESS - Patents and Proprietary Rights." The Company markets its products throughout the United States and internationally principally for industrial and manufacturing applications.

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

Business Strategy

      The Company's objective is to become a leading provider of safety workwear products. To achieve this objective, the Company is pursuing a business strategy which includes the following principal elements: (i) expand product acceptance for its proprietary products - JD Safety Work Jeans and JD Safety Uniform Pants; (ii) identify and pursue customers with large manufacturing and construction bases of employees and safety requirements, and (iii) an extensive line of commercial and industrial footwear and workwear to complement its proprietary core products.

      Expand product acceptance for its proprietary products - JD Safety
Work Jeans, and  JD Safety Uniform Pants.   To create brand awareness and
name recognition and ultimately achieve product acceptance of JD Safety Work Jeans and JD Safety Uniform Pants, the Company will continue to attend numerous tradeshows and safety seminars, advertise in targeted trade journals and the general media, make direct mailings to customer lists and develop its team of independent distributors and sales agents. The Company has also commenced an awareness program with safety related agencies and trade groups such as NIOSH, OSHA and the National Safety Council. The Company also intends to strengthen its relationships with various labor unions and contractors associations.

      Identify and pursue a broader mix of customers. The Company's sales and marketing efforts have traditioally focused towards safety directors and loss control and ergonomics specialists of industrial and commercial businesses. Management believes that such sales and marketing efforts encouraged the purchase and use of the Company's products by such businesses. In addition, Management intends to focus on expanding sales directly to the end user, by developing sales and marketing programs for major retail workwear and hardware re-sellers, workwear and hardware catalog merchants and trade unions and by expanding awareness of the company's internet website.

      Offer an extensive line of commercial and industrial footwear and workwear to complement its proprietary core products. In response to customer demands, the Company has identified an opportunity to fulfill the greater needs of its customer base with an expanded line of products in
addition to its Safety Uniform Pant and Safety Work Jean.   The Company has
demonstrated it can deliver its customers nationally recognized brand products at a reduced cost and greater personal service with a direct sales force. Accordingly, the Company has entered into supply arrangements with several manufacturers to supply an extensive line of commercial and industrial footwear and workwear.

Products and Features

      The Company offers four types of products: JD Safety Work Jeans, JD Safety Uniform Pants, JD Rugged 5-pocket Jeans and Private Label Conventional Workwear. For the fiscal year ended February 28, 1999, sales of the JD Safety Work Jeans accounted for approximately 38% of revenues, sales of JD Safety Uniform Pants accounted for approximately 18%, and sales of JD Rugged 5-pocket Jeans accounted for approximately 32%,. For the fiscal year ended February 28, 1998, sales of the JD Safety Work Jeans accounted for approximately 55% of revenues while sales of JD Safety Uniform Pants accounted for approximately 24%. Sales of private label workwear and footwear represented approximately 12% of the Company's revenues during the year ended February 28, 1999, and approximately 17% during the fiscal year ended February 28, 1998.

      JD Safety Work Jeans. JD Safety Work Jeans are constructed of heavy denim and leather, are designed for worker protection, durability and comfort and are machine washable. They are produced from 100% American made materials manufactured in America to the Company's strict design specifications and typically retail in the $35 to $45 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Work Jeans feature a permanent built-in closed cell polymer padding in the knee area secured in place by a moisture resistant protective leather sheathing, providing a cushion between the knee and any work surface. This feature offers protection and comfort when kneeling or leaning on surfaces that are hard, damp, cold, slippery or rough. JD Safety Work Jeans also feature high quality leather sheathing strategically placed on the seat creating a surface which is extremely durable, pliable and slip resistant. The Company believes that JD Safety Work Jeans increase job productivity by offering the wearer a high level of protection with much greater ease of movement than found in conventional (external) knee pads. Independent lab tests performed at various times from 1993 through the date of this report have demonstrated that JD Safety Work Jeans are more durable and more protective than most workwear, as measured against accepted industry standards. During fiscal 1998 and continuing into fiscal 1999, the Company developed a tanning process to incorporate blue and other color leather sheathing into the JD Safety Work Jean in response to customer requests, without compromising the durability and washability of the traditional brown leather sheathing products. Certain functional properties of JD Safety Work Jeans are protected by a patent issued in 1991. JD Safety Work Jeans are offered in fifty-five sizes.

      JD Safety Uniform Pants. JD Safety Uniform Pants are cotton/poly blend uniform style work pants which incorporate many of the unique features and concepts of JD Safety Work Jeans. JD Safety Uniform Pants were developed following substantial materials research and testing and are durable enough to withstand repeated high temperature industrial laundering. Like JD Safety Work Jeans, they are designed for worker protection, durability and comfort, are produced from 100% American made materials and are manufactured in America to the Company's exact design specifications and typically retail in the $35 to $39 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Uniform Pants also feature a permanent built-in closed cell polymer padding in the knee area covered by a unique proprietary protective sheathing material developed by the Company. This material will not absorb most liquids commonly encountered by industrial workers, such as water, pesticides, petroleum fuels, and many chemicals. In addition, this sheathing material is extremely durable, highly resistant to abrasion, punctures and tears. The Company developed this product to meet what it believes is a large and unmet need for work clothes with the protection, comfort and durability of JD Safety Uniform Pants. JD Safety Uniform Pants are offered in fifty-five sizes, and in five different colors.

      JD Rugged 5-Pocket Jeans. During fiscal 1999, the Company began marketing and selling JD Rugged 5-Pocket Jeans, a non-proprietary heavy denim work jean, to complement its line of JD Safety Work Jeans and JD Safety Uniform Pants. JD Rugged 5-Pocket Jeans are produced from 100% American made materials manufactured in America to the Company's strict design specifications and typically retail in the $25 to $29 price range. JD Rugged 5-Pocket Jeans are offered in fifty-five sizes.

      Private Label Conventional Workwear. In addition to its proprietary work jeans and uniform pants described above, the Company also offers a complete line of conventional workwear including plain uniform style pants, utility shorts, jeans, industrial shirts, footwear, sportswear, activewear
and related products.   These products are all quality products obtained
from leading vendors and are manufactured to the Company's specifications, but do not incorporate any of the proprietary features of the JD Safety Work Jeans or JD Safety Uniform Pants.


Manufacturing and Sources of Supply

      Proprietary Products. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are manufactured in the United States exclusively from raw materials produced in the United States. Some of the component parts and subassemblies are manufactured by the Company, however, final assembly is performed by outside contractors. The Company's proprietary products are manufactured to strict Company specifications. Historically, the Company had a manufacturing arrangement with Reed Manufacturing Co., Inc. ("Reed") pursuant to which Reed manufactured both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. In December, 1997, in contemplation of an equity investment by ULLICO, the Company began producing JD Safety Work Jeans and JD Safety Work Uniform Pants in contractor facilities covered by collective bargaining agreements. As a result, the Company established manufacturing relationships with Fine Vines, Inc. ("Fine Vines") and East Texas Sportswear, Inc ("East Texas Sportswear"). Fine Vines has subsequently discontinued operations, and the Company shifted some manufacturing to Magee Apparel Company. ("Magee"). The Company also continues to use Reed to produce certain products.

      The Company's manufacturing arrangements with East Texas Sportswear and Magee provide more operational flexibility than that offered by other manufacturers used by the Company in the past. Although the Company has incurred additional start up costs and surcharges and slightly higher initial unit costs in entering into these manufacturing arrangements, these arrangements will enable the Company to order smaller and more consistent production runs in a given pant size, which will increase manufacturing efficiencies and decreasing the Company's unit costs over time.

      The Company believes that its supply arrangements with a limited number of manufacturers provides consistency and quality of its products. While the Company believes that the interruption of production of these products, without sufficient notice, would have a material adverse effect on the Company's operations until alternative sources are secured, it also believes that there are adequate alternative sources of manufacturing
services.   However, if the Company were to receive sufficient notice, it believes that it can obtain manufacturing services from a variety of sources

      The Company may in the future seek to establish relationships with other manufacturing facilities having full scale capabilities to handle the Company's product line. The Company intends that all of its products will be manufactured inside the United States.

      Conventional Workwear. The Company has agreements with several suppliers for its conventional uniform workwear, including Reed, East Texas Sportwear and Magee. The Company's conventional workwear products are manufactured to strict Company specifications. Management of the Company believes that there are adequate alternative sources of these products should the Company be unable to obtain these products from any one source.

      Raw Materials. Raw materials used in the manufacture of JD Safety Work Jeans consist of denim fabric, leather sheathing and closed cell polymer foam padding, each of which is supplied by several established sources. The raw materials used in the manufacture of JD Safety Uniform Pants consists of twill fabrics (cotton/polyester blends), closed cell polymer foam padding, and a proprietary mill fabric sheathing composed of products which are commonly available. None of the principal raw materials used by the Company in the manufacture of its products are limited by critical supply or single origins. The Company's principal suppliers are Swift Textiles, Columbus, GA (denim), Blackhawk Leather, Milwaukee, WI (leather); Manufacturer's Rubber and Supply, Merrimac, MA, (foam padding) and Brookwood Industries, New York, NY (sheathing).

      Most of the raw materials and components required by the Company are supplied by the Company to its manufacturers under a consignment arrangement. The lead time between ordering and receipt of raw materials varies with the materials involved, but generally ranges from three weeks to six weeks. Generally, the Company must make advance purchases of most component raw materials for the JD Safety Work Jeans and JD Safety Uniform Pants. These raw materials include padding for the knees, sheathing for the knees and buttocks as well as the twill fabric for the Safety Uniform Pants. The Company has not experienced any difficulties in obtaining raw materials on commercially reasonable terms, however, the disruption of its supply of these materials would have a material adverse effect on the Company's operations.

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

Marketing and Sales

      The Company's JD Safety Work Jeans and JD Safety Uniform Pants and its private label conventional workwear are marketed and sold through network of distributors, catalog merchants, retail resellers and the Company's recently expanded in-house sales force. In addition, the Company's senior management devotes a substantial amount of time to the overall coordination of the Company's sales to distributors, as well as to the Company's direct sales.

      Currently, the Company's marketing and sales efforts are segmented into the following general categories (i) direct marketing sales, (ii) catalog sales, and (iii) distributor sales, each of which is described below.

      Direct Marketing Sales. The Company advertises and markets its products through direct mailings, participation and exhibition of products at industrial trade shows, personal solicitations at businesses which have been identified as likely purchasers of the Company's products and industry referrals. In May and October, 1998, the Company's JD Safety Work Jeans and JD Safety Uniform Pants were featured in mailers sent by Mason Shoe Company as a companion insert to Mason's own footwear catalog, to a significant portion of Mason's retail customer base of approximately 2 million mechanics, tradesmen and other blue collar workers. For the fiscal years ended February 28, 1999 and 1998, direct marketing sales accounted for approximately 9% and 75%, respectively, of the Company's total revenues.

      The Company maintains a proprietary mailing list derived from various sources consisting of both established customers and persons responding to advertisements in trade magazines and similar publications. The Company makes several mailings to this list annually. In addition, as a result of its relationship with ULLICO, the Company has targeted union members in the building trades, distributing brochures and product samples in union halls and on larger union job sites. The Company intends to continue to aggressively pursue direct marketing opportunities as its customer base and product line grow.

      Catalog Sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several catalog merchants for resale to consumers. The Company's Proprietary Safety Workwear are featured in current issues of JC Penney Catalog, JC Penney Workwear Catalog, Modern Farm, The Sportsmans' Guide, Delta Safety Products, Ergo Shop, and Masterman's. Approximately twenty million copies of the JC Penney Catalog displaying JD SafetyWork Jeans were mailed in each of June 1998, November 1998 and June 1999. Sales to catalog merchants accounted for approximately 28% of revenues for the fiscal year ended February 28, 1999 and approximately 8% for fiscal 1998.

      Distributor Sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several distributors for resale to consumers. The Company's distributor network consists of five domestic distributors. Typically, distributors maintain inventory in order to offer rapid delivery to their customers. Sales to distributors accounted for approximately 34% of revenues for the fiscal year ended February 28, 1999 versus 17% of total revenues for the fiscal year ended February 28, 1998.

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

      Uniform Rental Service Customers.  The Company's JD Safety Uniform
Pants are sold to several leading uniform rental companies throughout the United States and Canada. During fiscal 1999 the Company began working with Unifirst Corporation to develop a joint marketing program for JD Safety Uniform Pants utilizing Unifirst's hundred's of sales representatives and thousands of uniform route drivers. Sales to uniform rental service customers accounted for approximately 13.3% of revenues for the fiscal year ended February 28, 1999 and approximately 11% for fiscal 1998.

      Retail Customers. As a result of the Company's focus in developing brand awareness for the JD Safety Work Jeans and JD Safety Uniform Pants, the Company has been able to attract several independent and national retailers. Because the Company's products typically are worn by tradesmen and laborers, the Company believes that its products are better displayed in stores selling hardware, building materials and farm goods as opposed to traditional clothing retailers. The Company has recently begun selling JD Safety Work Jeans to Payless/Cashways for display in approximately 75 of its more than 200 stores throughout the midwest. Sales to retailers accounted for approximately 16.8% of revenues for the fiscal year ended February 28, 1999. There were no significant sales in this category during the fiscal year ended February 28, 1998.

Sales Representatives and Sales Arrangements

      Historically, the Company used a team of independent sales representatives, regional sales directors, and sales agents to generate sales. The Company established a representative network based principally upon industry grouping of the account types which the representative may solicit. During the fiscal year ended February 1999, the Company shifted focus and added three full-time, in-house salaried executives to its sales force. These sales executives have brought a variety of sales and marketing experience to the Company, and have enabled the Company to target traditional and new markets for the Company's products.

Competition

      The principal competitive factors in the Company's markets include innovative product design, product quality, value, product performance, durability, availability, established customer relationships, name recognition, distribution and price. The Company competes principally on the basis of innovative product design, quality, product performance and value.

      The Company competes against a number of companies, many of which have longer operating histories, established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to scale up and expand its operations or operate profitability. Dominant competitors of conventional workwear include Carhart Industries, Red Kap Industries a division of VF Corp., and Angelica Corp. The Company believes that its competitors may be engaged in the development and marketing of products similar to those being developed and marketed by the Company. Accordingly, some of these companies may launch products competitive with those currently offered or under development by the Company. No assurances can be given that the Company will be able to compete successfully.

Patents and Proprietary Rights

      Certain functional features of the JD Safety Work Jeans are covered by a U.S. Patent No. 5,038,408 issued in 1991 (the "Jean Patent"). While the Jean Patent offers a certain degree of protection, there can be no assurance that it will provide the Company with any meaningful competitive advantages. The Jean Patent was issued to David N. DeBaene and was thereupon assigned to the Company in January 1995. In connection with the assignment the Company agreed to pay Mr. DeBaene $50,000 for the Jean Patent. The Jean Patent expires in the year 2008, seventeen years from the date of issuance.

      In June 1997, the Company was granted U.S. Patent No. 5,634,215 covering certain functional features of its JD Safety Uniform Pants. While the Uniform Patent offers a certain degree of protection, there can be no assurance that it will provide the Company with any meaningful competitive advantages. The Uniform Patent will expire in the year 2008. The functional features of the invention on which patent protection has been granted under the Jean Patent and Uniform Patent include wear and protective abrasion resistant reinforcing panels that are strategically positioned onto work pant garments in the seat and knee portions thereof, the wear and abrasion resistant panels being formed of specially fabricated materials.

      The Company has used several identifying trademarks in connection with the sale of its products. The registered trademarks using the mark Jaque Dubois (the original name of the Company) have been discontinued due to the Company's name change to JD American Workwear, Inc. The Company has applied with the U.S. Patent and Trademark office to register the name "JD American Workwear" and certain other proprietary trademarks that are used to identify its proprietary products. There can be no assurance that third parties will not assert infringement claims in the future, the defense costs of which could be extensive.

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

Research and Development

      The Company continues to develop new proprietary and non-proprietary products to add to its product line. During fiscal 1998 and continuing into fiscal 1999, the Company developed a tanning process to incorporate blue and other color leather sheathing into the JD Safety Work Jean in response to customer requests, without compromising the durability and washability of the traditional brown leather sheathing products. The Company has also developed and is beginning to market a line of gardening pants for the professional and recreational landscaper, a 100% cotton fire retardant pant used by utility workers as well as a line of children's wear, each incorporating the Company's proprietary safety features. During fiscal 1999 and 1998, the Company expended approximately $53,000 and $4,000 on research and development activities.

Customer Dependence

      For fiscal 1999, the Company's four largest customers accounted for approximately $713,600, or 58%, of the Company's net sales. JC Penney accounted for approximately 23% of the Company's 1999 net sales, UniFirst Corp. accounted for approximately 13% of the Company's net sales, and R.I. Truck and Equipment Co. and New England Seed Co. each accounted for approximately 11% of net sales. For fiscal 1998, the Company's three largest customers accounted for approximately $237,000, or 49%, of the Company's net sales. Mason Shoe Company accounted for approximately 19% of the Company's 1999 net sales, R&S Marketing accounted for approximately 19% of the Company's net sales, and Depan accounted for approximately 11% of net sales. No other customers accounted for 10% or more of such sales during fiscal 1999 and 1998.

Seasonality

      The Company's business traditionally has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans has been higher during the fall and winter seasons and lower during the spring and summer seasons. Sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company are less sensitive to the seasonal trends which affect JD Safety Work Jeans. As the Company's revenue mix has shifted to include a greater volume of uniform parts and other products, overall seasonality has been reduced.

Employees

      At May 15, 1999, the Company had 16 employees, 14 of which are full-time. Of the employees, two are performing executive and marketing functions, two are performing accounting and financial functions, seven are performing production and fulfillment functions, three are performing sales functions and two are performing general office administration functions.

      The Company expects to and is in the process of hiring additional employees to staff increased production, marketing and sales efforts.

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

      Accumulated Deficit and Operating Losses and Anticipated Continuing Losses; Explanatory Language in Auditor's Report Regarding Ability to Continue as Going Concern. The Company had an accumulated deficit at February 28, 1999 of $6,189,331 and incurred a net loss of $1,692,765 for the fiscal year ended February 28, 1999. At February 28, 1998, the Company had an accumulated deficit of $4,496,566 and incurred a net loss of $1,162,109 for the fiscal year ended February 28, 1998. Because the Company is attempting to scale up its operations, it is expected that the Company will continue to sustain losses for part if not all of the fiscal year ended February 29, 2000, and perhaps thereafter. The Company had significant negative cash flow from operations during each of fiscal 1997, 1998 and 1999 and the Company continues to experience negative cash flow as it builds inventory to be in a position to aggressively pursue market opportunities. Additionally, the Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The reports of the Company's auditors concerning the Company's financial statements for each of the two years ended February 28, 1999 include an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Need for Additional Financing. Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through fiscal 1999. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2000 and to meet its business strategy of achieving significant market penetration of
its JD workwear products.   Also, additional capital may be required if
adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. As a result of the expansion of inventory in contemplation of sales to union workers as well as the increase in receivables generated through increased sales, the Company has and continues to experience cash flow shortages. The Company's inability to timely pay vendors and service providers as a result of a cash flow shortage will adversely affect the Company's operations. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

      Manufacturing, Distribution and Scale Up Risks. Although the Company has established numerous customer relationships as well as relationships with suppliers and manufacturers to conduct operations at higher unit volumes, difficulties may be experienced in inventory management, product distribution and other areas until the Company's operations have been scaled up for some period of time. Since the Company entered into manufacturing arrangements with Fine Vines and East Texas Sportswear and then shifted production from Fine Vines to Magee Apparal, difficulties such as production delays and quality control problems have been encountered. The Company has switched manufacturers on four occasions, once because of the Company's capital constraints in meeting minimum production levels, once because of the manufacturer's quality control problems, once more recently in contemplation of the Company's transaction with ULLICO, and most recently because the manufacturer discontinued operations. Two of these past incidents caused an inventory shortage which adversely affected the Company's operations. Stockholders should be aware that unanticipated problems, many of which may be beyond the Company's control, could be encountered. These include, but are not limited to, product development, marketing and customer support problems, increased competition, new manufacturer learning curve, and lack of credibility with suppliers and customers. Moreover, due the limited and sporadic nature of the Company's production runs, it is not feasible for the Company to expect vendors to react quickly, efficiently and on a cost-effective basis to the Company's production demands. There can be no assurance that the Company's products will achieve broad based market acceptance or that in view of the extensive manufacturing, sales and marketing and general overhead costs expected to be incurred by the Company, that any sales will result in positive cash flow or profitable operations.

      Limited Customer Base; Seasonality. A significant amount of the Company's past sales have been derived from a relatively small number of customers. Failure of the Company to expand its customer base could have a material adverse effect on the Company's results of operations. The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be somewhat less sensitive to the seasonal trends which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced, but not eliminated.

      Sales and Marketing. The Company has shifted from a network of non-exclusive sales representatives to a team of in-house sales executives. The Company's future growth and profitability will depend in part, on the success of this internal sales force and their ability to develop and continue relationships with traditional and new accounts.

      Dependence on Limited Management; Part Time Chief Financial Officer and Executive Vice President. The success of the Company is substantially dependent on the efforts and abilities of its founder and President, David
N. DeBaene, Thomas A. Lisi, its Executive Vice President of Sales and Marketing, and Anthony Santucci, its Chief Financial Officer. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by Messrs. DeBaene, Lisi and Santucci. The loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and
prospects.   Neither Mr. Lisi nor Mr. Santucci are required to devote full-
time to the Company. Mr. Santucci's oral agreement with the Company does not require him to devote any minimum amount of time to the Company's business, although it does require him to perform activities related to his office as he shall be reasonably directed and use his best efforts, skills and abilities to promote the best interests of the Company. In the event that the Company's growth is rapid and sustained, the Company may be forced to seek the services of a full time Chief Financial Officer if Mr. Santucci is not in a position to render such services to the Company, or senior sales executive in the event that Mr.Lisi is not in a position to render such services to the Company.

      Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 36% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers.

      Possible Change in Control. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock which is currently convertible into 500,000 shares of Common Stock, and holds warrants to purchase 799,000 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.

ITEM 2.  PROPERTIES

      In December 1998, the Company purchased the 19,600 square foot
building in Coventry, Rhode Island formerly leased by the Company.   The
purchase price of the property was $145,000, of which $125,000 was paid in the form of a promissory note to the seller bearing interest at 10 1/2 percent, secured by a mortgage on the property. The promissory note requires monthly payments of $2,686.74, and is payable in full in January 2002.

      As a result of the purchase, the Company will be able to terminate its lease with respect to approximately 6,000 square feet of warehouse space in West Warwick, Rhode Island and to consolidate its executive offices, manufacturing facilities and warehouse space into one building. Management believes that its current facility will be satisfactory to meet the Company's needs for the foreseeable future; however, the surrounding land included in the purchase would enable the Company to expand the size of this facility, if necessary


ITEM 3.  LEGAL PROCEEDINGS

      There are no material legal proceedings involving the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      1. (a) Market Information. Since the April 1996 closing of the Company's initial public offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "JDAW". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                    Bid Prices
                                                                -------------------
                                                                High          Low
                                                                ----          ---

FISCAL  1998

First Quarter (March 1, 1997 through May 31, 1997)              $5.00       $3.00
Second Quarter (June 1, 1997 through August 31, 1997)           $4.50       $3.25
Third Quarter (September 1, 1997 through November 30, 1997)     $5.00       $3.50
Fourth Quarter (December 1, 1997 through February 28, 1998)     $5.50       $3.75


FISCAL  1999

First Quarter (March 1, 1998 through May 31, 1998)              $4.75       $3.375
Second Quarter (June 1, 1998 through August 31, 1998)           $4.9375     $2.8125
Third Quarter (September 1, 1998 through November 30, 1998)     $4.375      $3.00
Fourth Quarter (December 1, 1998 through February 28, 1999)     $4.25       $2.75


      The closing bid price of the Company's Common Stock as reported by the OTCBB was $2.625 on June 1, 1999.

          (b) Holders. As of June 1, 1999 there were approximately 110 record holders of the Company's Common Stock.

          (c) Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that all or a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. See "Item 1 -- Business - Recent Developments -- Private Placement of Series B Preferred Stock". Management does not anticipate that the Company will pay dividends on the Common Stock in the foreseeable future. Moreover, there can be no assurance that dividends can or will ever be paid.


Recent Sales of Unregistered Securities

      On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), in reliance on an exemption from the registration requirements of the 1933 Act, pursuant to Section 4(2) of the 1933 Act and
Rule 506 thereunder.   As a part of the issuance of the Series B Preferred
Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment. The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000. See "Item 1 -- Business - Recent Developments - Private Placement of Series B Preferred Stock.

      In December, 1997, the Company completed a private placement of 313 shares of Series A 10% Manditorily Convertible Preferred Stock. (the "Series A Preferred Stock"), in reliance on an exemption from the registration requirements of the 1933 Act, pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder. The Series A Preferred Stock was convertible, at the option of the holder, into shares of the Company's Common Stock at an initial conversion rate equal to 1,000 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $2.50 per share of Common Stock); however, as a result of the subsequent issuance of Series B Preferred Stock, the Series A Preferred Stock is convertible at the rate of 1,289 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $1.94 per share of Common Stock). The Company agreed to file a registration statement, no later than July 15, 1998, to register the public resale of the Common Stock issued on conversion of the Series A Preferred Stock, and to maintain the effectiveness of this registration statement until March 15, 1999. At the time the registration statement was to be declared effective by the SEC, the Series A Preferred
Stock would automatically convert into Common Stock.   The Registration
Statement has not yet been filed. As of April 30, 1999, the Company, at the request of the holders of 78 shares of Series A Preferred Stock, converted said shares of Series A Preferred Stock into shares of Common Stock in reliance of the exemption from the registration requirements of the 1933 Act pursuant to Section 3(a)(9) of said Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Results of Operations

      Since its inception, the Company has been involved in the design and development of its products, the development of its relationships with its suppliers and manufacturing contractors and the marketing of its products through various distribution channels. First commercial shipments of JD Safety Work Jeans were made in September 1992. First commercial shipments of an early version of JD Safety Uniform Pants were made during 1994. Following the Company's initial public offering in January 1995, the Company significantly increased its expenditures for inventory, salaries, advertising and marketing expenditures and other costs to increase its level of production. In March 1995, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently manufactured by the Company. The Company experienced during fiscal 1999 and 1998, and expects that it will continue to experience during all or a portion of fiscal 2000, substantial fluctuations in production volume, order receipt and shipments due to overall product demand, inventory levels, working capital availability and ordering and payment patterns of new and existing customers.

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

      In October 1997, the Company entered into negotiations with ULLICO to make an equity investment in the Company. The parties initially contemplated that such an investment could be consummated in January 1998 but the process was not completed until April 1998. A significant amount of the Company's financial and management resources, which the Company believes would have otherwise been utilized in running the day-to-day operations of the Company, were allocated to the protracted negotiations and the resolution of other issues relating to the investment. Such resources were also expended in facilitating the shift to unionized manufacturing and building a marketing effort to sell Company products to union members. As a result of the agreement to engage union sewing shops to manufacture Company products new vendors required training in the patented technological processes of manufacturing these products including, but not limited to, the procurement and financing of raw materials. Management of the Company was required to provide steady supervision over all manufacturing processes to reduce errors in training and application of production techniques and to ensure that turnaround times would be met. However, management believes that these arrangements have provided and will continue to provide more operational flexibility than that offered by prior manufacturers for the Company, by permitting the Company to better balance its inventory and produce numerous sizes in a weekly batch run, rather than just one size.

      The Company's business has been subject to seasonal trends based upon climate, because highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. Sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company are less sensitive to the seasonal trends which affect JD Safety Work Jeans. As the Company's revenue mix has shifted to include greater uniform sales volume, overall seasonality has reduced.

      Historically, the Company used a team of independent sales representatives, regional sales directors, and sales agents to generate sales. The Company established a representative network based principally upon industry grouping of the account types which the representative may solicit. During the fiscal year ended February 1999, the Company shifted focus and added three full-time, in-house salaried executives to its sales force. These sales executives have brought a variety of sales and marketing experience to the Company, and have enabled the Company to target traditional and new markets for the Company's products.

      For the reasons stated above, the Company believes that its results of operations for the years ended February 28, 1999 and 1998 are not necessarily indicative of the Company's future results of operations.

      Fiscal Year 1999 Compared to Fiscal Year 1998
      ---------------------------------------------

      Net sales increased $743,263 or 154.0% to $1,226,143 in fiscal 1999 as compared to fiscal 1998. This increase was attributable to higher unit sales volume generated by the Company's expanded in-house sales and marketing team as well as increased focus on retail and brand name awareness of JD products.

      Gross profit increased $60,331 or 25% in fiscal 1999 as compared to fiscal 1998. Gross profit as a percentage of sales decreased to approximately 24% in fiscal 1999 as compared to 49% in fiscal 1998. The decrease in gross profit percentage is primarily due to a shift from direct marketing and sales to higher volume retailers, catalog merchants and rental customers, all of whom are resellers rather than consumers of these products.

      Selling, general and administrative ("SG&A") increased $694,958 or 57% in fiscal 1999 as compared to fiscal 1998. The Company incurred significantly higher marketing and promotional expenses due to increased trade show and travel activity. Employee compensation costs were also higher as a result of the addition of a team of sales and marketing personnel and support staff. Consulting expenses and professional fees also increased significantly in fiscal 1999 as management sought additional outside assistance in developing and implementing management, sales and marketing, public relations and brand name awareness programs.

      Interest expense was $88,911 in fiscal 1999 compared to interest expense of $170,313 in fiscal 1998. The decrease in interest expense is primarily due to the reduction of long-term debt through conversions into common stock. During the twelve months ended February 28, 1999, the Company converted approximately $480,000 plus accrued interest of long term debt into common stock.

      The Company's net loss was $1,692,765 for fiscal 1999, compared to a net loss of $1,162,109 for fiscal 1998. This increased loss is mainly attributable to higher marketing, employment and consulting expenses.


      Fiscal Year 1998 Compared to Fiscal Year 1997
      ---------------------------------------------

      Net sales decreased $30,353 or 5.9% in fiscal 1998 as compared to fiscal 1997. This decrease was attributable to lower unit sales volume.

      Gross profit increased $40,103 or 20.4% in fiscal 1998 as compared to fiscal 1997. Gross profit as a percentage of sales increased to 49.1% in fiscal 1998 as compared to 38.4% in fiscal 1997. The increase in gross profit percentage is primarily due to a continuing effort to shift marketing and sales to more profitable direct sales and catalog merchant sales programs.

      Selling, general and administrative ("SG&A") increased $384,724 or 45.6% in fiscal 1998 as compared to fiscal 1997. The Company incurred higher marketing and promotional expenses due to increased trade show and travel activity. Employee compensation costs were also higher as a result
of marketing efforts.   In addition, consulting expenses increased
significantly in fiscal 1998.

      Net interest expense was $169,881 in fiscal 1998 compared to net interest expense of $156,601 in fiscal 1997. The increase in interest expense is primarily due to the interest expense incurred on the short-term loans used for operating purposes throughout the year.

      The Company's net loss was $1,162,109 for fiscal 1998, compared to a net loss of $804,208 for fiscal 1997. This increased loss is mainly attributable to higher marketing, employment and consulting expenses.

      The Company believes that the decrease in annual sales during fiscal 1998 were in large part attributable to the amount of financial and other resources expended on the ULLICO transaction in connection with the negotiation of the ULLICO investment and the implementation of new marketing programs and manufacturing systems. Since closing the ULLICO transaction in April of 1998, management has been able to reapply its full attention to the Company's core business.


      Liquidity and Capital Resources

      During fiscal 1999, net cash used by operations was $2,067,479 as compared to net cash used by operations of $953,967 in fiscal 1998. Accounts receivable increased by $547,712 following strong fourth quarter sales. The rise in inventories is partly the result of the production of "union-made" inventory following the launch of the Company's "Union-Made" marketing campaign as well as the addition of two significant products to our expanding prodict line - JD Safety Work Jeans with blue leather and our Rugged 5-pocket work jean.

      During fiscal 1999 and 1998, the Company used funds for capital expenditures of $109,334 and $13,284, respectively. During the fiscal year ended February 28, 1999 the Company updated its computer network, added additional sewing capacity in its Coventry location and added three new vehicles. In December 1998, the Company purchased the 19,600 square foot building in Coventry, Rhode Island formerly leased by the Company. The purchase price of the property was $145,000 of which $125,000 was financed by a mortgage payable to the seller requiring monthly payments of $2,687 through December 2001 and a final payment of $50,934 due in January 2002. The Company plans capital spending of approximately $50,000 on machinery, equipment and computer systems during fiscal 2000.

      On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with ULLICO. Pursuant to the terms of the Purchase Agreement, the Company issued 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock") as well as a detachable ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000.

      The Company used the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt, and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes. See "Item 1 - Business - Recent Developments - Private Placement of Series B Preferred Stock."

      In December, 1997, the Company completed a private placement of $782,500 of Series A 10% Manditorily Convertible Preferred Stock. The Series A Preferred Stock was convertible, at the option of the holder, into shares of the Company's Common Stock at an initial conversion rate equal to 1,000 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $2.50 per share of Common Stock); however, as a result of the subsequent issuance of Series B Preferred Stock, the Series A Preferred Stock is convertible at the rate of 1,289 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $1.94 per share of Common Stock), subject to adjustment. A significant portion of the proceeds of this offering was used to increase production of finished goods inventory, repay principal and accrued interest on outstanding short term borrowings, fund marketing and sales programs, settle overdue accounts payable and accrued liabilities, and for working capital. See "Item 5 -- Market For Common Equity and Related Stockholder Matters -- Recent Sales of Unregistered Securities."

      During the year ended February 28, 1999, notes totaling $480,000, plus accrued interest, were converted into an aggregate 153,221 shares of common stock.. The Company is currently negotiating with debt holders to convert the balance of its outstanding convertible debt into Common Stock of the Company.

      Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through fiscal 1999. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2000 and to meet its business strategy of achieving significant market penetration of its JD workwear products.
Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. As a result of the expansion of inventory in contemplation of sales to union workers as well as the increase in receivables generated through increased sales, the Company has and continues
to experience cash flow shortages.   The Company's inability to timely pay
vendors and service providers as a result of a cash flow shortage will adversely affect the Company's operations. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

      Inflation is not expected to have a major impact on the Company's operations.

Year 2000 Issue

      General. The Year 2000 issue arises because many computer programs use two digits rather than four to define the applicable year. Using two digits could result in system failure or miscalculations that cause disruptions of operations. In addition to computer systems, any equipment with embedded technology that involves date sensitive functions is at risk if two digits have been used rather than four. The Board of Directors has instructed the Company's Chief Financial Officer to oversee the Company's Year 2000 readiness project. The project is composed of the following stages: 1) assessment of the problem, 2) developing a plan of action, 3) remediation activities and 4) compliance testing.

      State of Readiness. The Company is in the process of inventorying and making an assessment of its information and non-information technology systems (such as telephone and alarm systems), and expects to complete such assessment by the end of June 1999. A plan of corrective action using both internal and external resources to enhance or replace the systems for Year 2000 compliance will be implemented during the Summer 1999. Internal resources consist of permanent employees of the Company, where as external resources will be composed of contract programming personnel that are directed by the Company's management. The Company is in the process of contacting the appropriate customers, vendors, banks and service providers
to determine their Year 2000 compliance.   Remediation for critical systems
is expected by the end of Summer 1999. The testing stage for critical systems within the entire Company is planned for early Fall 1999.

      Costs. The Company has incurred approximately $12,000 in expenses in updating its management information system to alleviate potential Year 2000 problems, and expects to incur an additional $25,000 prior to the end of fiscal year 2000. These expenditures represent personnel costs related to software remediation of major impact systems. The Company had previously initiated a hardware upgrade plan for desktop computers that was independent of the Year 2000 issue, and, therefore, most hardware upgrades were completed under this plan.

      Risks. The Company does not anticipate that the costs of its Year 2000 issues or the risks to the Company which might arise from the Year 2000 problem are likely to be material. If the Company's desktop software applications are not compliant, employees will not be able to use such applications. If the Company's customers are not Year 2000 compliant, the Company risks not being paid on time, and if its suppliers, vendors, banks, service providers and internal voice and data systems are not compliant, the Company risks not being able to timely service its customers. However, the Company does not have control over third parties, and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. If the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition, liquidity and results of operations. There can be no assurance that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned
solutions, will not reveal the need for additional remedial work.   The
Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness. The Company is also potentially vulnerable to operational difficulties in the Company's corporate offices, including the risk of power outages, banking delays and the potential failure of credit card and check authorization systems. The financial magnitude of these risks cannot currently be estimated.

      Worst Case Scenario. The Y2K problem may result in the Company's own or other third-party computers shutting down or performing incorrect computations. If uncorrected, the Year 2000 problem could adversely impact:
(a) the reliability of the company's internal information management systems, such as accounting systems, e-mail and desktop computers, (b) the physical operation of systems used by the Company which have embedded technology, such as telephone systems, utility services, security systems and other physical office infrastructure, (c) the Company's ability to interface with third parties, such as delivering products to or receiving payments from customers or obtaining products from vendors on a timely
basis.   It is not presently possible to describe a reasonably likely "worst
case Year 2000 scenario" without making numerous assumptions.   The Company
presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some work plans, and delay routinely performed management,
administrative, operational and financial activities.   Assuming this worst
case scenario is correct, the Company believes that such circumstances could have a materially adverse effect on its financial condition or results of operations.

      Contingency Plans. The Company currently does not have contingency plans in place in the event that it does not complete all of its Year 2000 remediation, some of its systems are not Year 2000 compliant or some of its major customers, vendors, banks or service providers are not Year 2000
compliant.   However, it expects to have completed sufficient compliance work by the end of the Summer 1999 and to have sufficient time to identify those areas for which contingency plans will be necessary, and it will create those contingency plans as necessary at that time. Contingency plans may include backup manual bookkeeping and accounting procedures, shifting production to Y2K compliant vendors and inventory buildup by the Company prior to December 31, 1999. Any additional inventory buildup by the Company could generate unfavorable cash flows and inventory valuation exposures of
uncertain amount and duration.   Any future contingency plan will be based
on its best estimates of numerous factors, which, in turn, will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, that the Company will have anticipated all relevant factors or that there will not be increased costs associated with the Company's Year 2000
problems.   Additionally, there can be no assurance that any contingency plans implemented by the Company would be adequate to meet the Company's needs without materially impacting its operations, that any such plan would be successful or that the Company's results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

      The foregoing statements as to the Company's Year 2000 efforts are forward looking and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions discussed under the caption "Forward Looking Statements" in Item 1, above.


ITEM 7.  FINANCIAL STATEMENTS

      The response to this item is included as a separate section of this report commencing on page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective April 1, 1998, the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). As this merger resulted in RAE no longer having an office in the Providence-Boston area, the Company concluded that it would be appropriate to select a new accounting firm. By unanimous consent, the Board of Directors of the Company voted on May 5, 1998, to retain BDO to serve as the Company's independent auditors. RAE's report on the Company's financial statements for the year ended February 28, 1997 contains a statement expressing substantial doubt about the Company's ability to continue as a going concern. However, during the Company's two most recent fiscal years or any subsequent interim period, there were no disagreements between the Company and RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements.

      Prior to the engagement of BDO there were no discussions between the Company and BDO regarding (i) the application of any accounting principle to a specific or completed transaction (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of disagreement with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Company requested that RAE furnish it with a letter addressed to the Securities and Exchange Commission indicating whether RAE agrees with the statements made by the Company in response to this Item 4, or, if not, stating the basis upon which RAE disagrees. A copy of said letter has been filed with the Commission.

      On April 5, 1999, JD American Workwear, Inc. (the "Registrant") dismissed BDO Seidman, LLP as the principal independent accountants for the Registrant.

      The report on the Registrant's financial statements prepared by BDO Seidman, LLP for fiscal year ended February 28, 1998 contain no adverse opinion or disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the two most recent fiscal years and the subsequent interim period, there were no disagreements with BDO Seidman, LLP or Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of them, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements.

      The decision to change accountants was recommended and approved by the Board of Directors of the Registrant.

      On April 5, 1999, the Registrant engaged the auditing firm of Bederson & Company, LLP to audit the Registrant's financial statements for the fiscal year ended February 28, 1999.

      Prior to the engagement of Bederson & Company, LLP, there were no discussions with representatives of said firm regarding either the application of any accounting principle to a specific or completed transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any matter that was the subject of disagreement with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      The Registrant has requested that BDO Seidman, LLP furnish it with a letter addressed to the Securities and Exchange Commission indicating whether they agree with the statements made by the Registrant in response to this Item 4, and, if not, stating the respect in which they does not agree. A copy of said letter was filed with the Commission.

                                   PART II

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company and their ages and positions with the Company are as follows:

       Name             Age     Positions with the Company
       ----             ---     --------------------------

David N. DeBaene        40      Chairman of the Board, President and Chief
                                 Executive Officer

Thomas A. Lisi          54      Vice President, Marketing and
                                 Director

Anthony P. Santucci     36      Treasurer, Chief Financial Officer, Secretary
                                 and Director

Elizabeth Cotter        37      Director

Dean M. Denuccio        33      Director

Steev Panneton          40      Vice President, Manufacturing
                                 and Operations and Director

Herb Canapary           66      Director


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

      Thomas A. Lisi, Vice President, Marketing and Director. Mr. Lisi became a director of the Company in January 1994, and became Vice President of Marketing in June 1996. Mr. Lisi brings 25 years of experience in the apparel industry to the Company. Mr. Lisi is a principal stockholder and Chief Executive Officer of Geronimo Leathers, Inc. ("Geronimo"), a manufacturer of mens leather apparel and outerwear with worldwide distribution. Geronimo also specializes as a design and manufacturing consultant to the outerwear trade and is a high volume private label manufacturer to prominent merchants. Mr. Lisi is a founder and former member of the executive committee of the Leather Apparel Association and is considered by his peers to be a leading authority in the leather apparel industry. Mr. Lisi and the Company are parties to a sales representative agreement and a consulting agreement, and Geronimo and the Company are parties to an overseas agency agreement. See "CERTAIN TRANSACTIONS."

      Anthony P. Santucci, Treasurer, Chief Financial Officer and Secretary. Mr. Santucci became the Company's Chief Financial Officer in September 1996 and became a Director in April 1998. Mr. Santucci is also President of Bevco Plastics Company a privately held corporation engaged in manufacturing and distribution of flexible vinyl products. From 1992 to 1995, Mr. Santucci was Chief Financial Officer of South Pointe Enterprises, Inc., a publicly held company engaged in distribution of home videos. While at South Pointe, Mr. Santucci's responsibilities included all accounting, financial reporting, financial planning, risk management, tax functions, and managing a staff of 20 persons. During 1990 and 1991, Mr. Santucci was Controller of Weingeroff Enterprises, Inc., a privately held jewelry manufacturing company. From 1988 to 1990, Mr. Santucci was Finance Manager of A. Santucci Wholesale, Inc., a family owned and operated wholesale food
service distributor.    From 1984 to 1988, Mr. Santucci was a senior
accountant with Ernst & Young, LLP (formerly Arthur Young and Company). In 1985 Mr. Santucci received a B.S. in Business Administration from Bryant College.

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

      Steev Panneton, Vice President, Manufacturing and Operations and Director. Mr. Panneton has been an employee of the Company since its inception in 1992, and has overseen and\or participated in all phases of the Company's manufacturing operations. Mr. Panneton was elected to the Board of Directors by the Board of Directors in January 1998 to fill the vacancy created by the resignation of a former director.

      Herbert Canapary, Director. Pursuant to the Securities Purchase Agreement (the "Purchase Agreement") dated April 9, 1998, with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement, Mr. Canapary was elected to the Board of Directors by the Board of Directors to fill the vacancy in the Board resulting from the increase in the number of members of the Board from 5 to 7. Mr. Canapary has been employed by ULLICO, the union labor life insurance company, for 17 years, and presently serves as ULLICO's Vice-President - Investments .

Compliance with Section 16(a) of the Securities Exchange of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act?) requires officers, directors and persons who own more than 10% of a class of equity securities registered pursuant to Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Officers, directors and greater than 10% shareholders are also required by SEC regulation to furnish copies of any such reports filed pursuant to Section 16(a) with the Company. Since the Company currently does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, there is no obligation upon the Company's officers, directors and 10% or greater stockholders to file any such reports pursuant to Section 16(a) of the Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth a summary for the fiscal years ended February 28, 1999, 1998, and 1997, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to all individuals serving as the Company's chief executive officer (collectively, the "named executive officers"). The Company at no time during the last three fiscal years had any executive officers whose total annual compensation, exceeded $100,000, except as set forth below.

                         SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                         Annual           Compensation
     Name and          Fiscal         Compensation         Options by         All Other
Principal Position      Year       Salary       Bonus     No. of Shares     Compensation
------------------     ------      ------       -----     -------------     ------------

David N. DeBaene,      1999        $125,000       -             -                -
President and CEO      1998(1)     $105,000
                       1997(2)     $ 85,000       -             -                -

<F1>  Under his employment agreement, Mr. DeBaene was entitled to be paid at a rate of $105,000 per annum, plus $10,000 which was deferred from fiscal 1997. However, in order to conserve cash, Mr. DeBaene has agreed to defer approximately $15,000 of such compensation to fiscal 1999.

<F2>  Under his employment agreement, Mr. DeBaene was entitled to be paid at a rate of $85,000 per annum. However, in order to conserve cash, Mr. DeBaene agreed to defer approximately $10,000 of such compensation to fiscal 1998.

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

Employment Agreements

      Effective as of March 1, 1995, the Company entered into an employment agreement with David N. DeBaene as Chairman and President. The agreement is for a base term of five (5) years, and is thereafter renewable for additional periods of three (3) years, unless the Company gives notice to the contrary. In accordance with his agreement with the Company, Mr.
DeBaene's first year base salary was $65,000, increasing annually thereafter in $20,000 increments. In addition, Mr. DeBaene is entitled to receive an annual cash bonus based upon a percentage of the Company's pre-tax income
(as defined) for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is payable unless and until the Company earns pre-tax income in excess of $5 million. The agreement also provides for certain non-competition and non-disclosure covenants of the executive and for certain Company paid fringe benefits such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Company shall adopt them.

      The agreement of Mr. DeBaene also provides for the payment of certain additional severance compensation of $250,000 in the event that at any time during the term thereof (i) the agreement is terminated by the Company without cause (as defined therein), or (ii) terminated by the employee due to a change in control (as defined therein). The Company believes that the change in control provisions in this agreement may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision-making independence for its executive officers.

      Effective as of June 1, 1996, the Company entered into a Consulting
Agreement with Thomas A. Lisi for his services on a part-time basis as Vice
President/Marketing & Manufacturing. Mr. Lisi is obligated to render services of not more than eight hours per week at the Company's headquarters facility and is compensated at a rate of $33.00 per hour, without benefits.
The Consulting Agreement is for an initial trial term of three months subject to termination by either party upon 30 days prior written notice.
After the expiration of the trial period, the agreement will continue for successive three month periods, unless terminated by either party.

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

Compensation Committee

      David N. DeBaene, Anthony P. Santucci and Herbert Canapary are members of the Compensation Committee which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan.

Stock Option Plan

      The 1995 Stock Option Plan.  The Company's 1995 Stock Option Plan (the
"Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995, provides for the issuance of options
("Options") to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants").
Options granted under the plan may be either "incentive stock options"
("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted and non-restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in January 1998, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 500,000 shares, which amendment was ratified by the stockholders of the Company at the Annual Meeting of Stockholders held April 15, 1998.
The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company
(except for members of the Committee) are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. Members of the Committee are not Eligible Participants. At February 28, 1999, approximately 20 persons were eligible to receive ISOs under the Plan.

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

      During fiscal 1998, NQSOs to purchase 200,000 shares were granted to a consultant at exercise prices ranging from $2.50 to $3.25 per share.
Subsequent thereto, in connection with the extension of the consulting agreement with said consultant, options to purchase 50,000 of said shares were surrendered, and the consultant was issued 50,000 shares.  In January
1998, the Company issued 9,500 shares to an employee of said consultant in consideration of services rendered outside of the scope of the consulting agreement.  In June 1998, in connection with an additional extension of the term of the consulting agreement with said consultant and an expansion in scope of the services to be rendered by said consultant, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise
prices ranging from $3.25 to $5.75 per share.   Of these options, 60,000
shares have been exercised, and options to purchase 240,000 shares remain outstanding.

      As of the date of this report, there are outstanding NQSOs to purchase
12,500 shares having an exercise price of $1.50 per share as well as options to purchase 240,000 shares having exercise prices ranging from $3.75 to $5.75 per share.


                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                             (individual grants)

      There were no individual grants of stock options or stock appreciation rights to any of the named executive officers during fiscal 1999.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                    AND FISCAL YEAR-END OPTION/SAR VALUES

      None of the named executive officers exercised stock options or stock appreciation rights during fiscal 1999, and none of the named executive officers held any stock options or stock appreciation rights as of the end of fiscal 1999.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of June 1, 1999 certain information regarding the ownership of the Company's securities by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, and
(iii) all of the Company's executive officers and directors as a group.
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person
(and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or vote.


   Name and Address or                  Amount and Nature of                Percentage
     Number in Group                   Beneficial Ownership(1)              of Class*
   -------------------                 -----------------------              ----------

David N. DeBaene              Common Stock             714,650(2)             30.43%
46 Old Flat River Road        Series A Preferred             0                   **
Coventry, RI                  Series B Preferred             0                   **

Elizabeth Cotter              Common Stock              12,500(3)                **
46 Old Flat River Road        Series A Preferred             0                   **
Coventry, RI                  Series B Preferred             0                   **

Thomas A. Lisi                Common Stock              62,500(4)             2.65%
46 Old Flat River Road        Series A Preferred             0                  **
Coventry, RI                  Series B Preferred             0                  **

Steev Panneton                Common Stock              60,023                2.56%
46 Old Flat River Road        Series A Preferred             0                  **
Coventry, RI                  Series B Preferred             0                  **

Dean M. Denuccio              Common Stock                   0                  **
15 Alpine Estates Drive       Series A Preferred             0                  **
Cranston, RI                  Series B Preferred             0                  **

Hebert Canapary               Common Stock                   0(5)               **
111 Massachusetts Ave.        Series A Preferred             0(5)               **
Washington, DC                Series B Preferred             0                  **

Anthony P. Santucci           Common Stock                   0                  **
46 Old Flat River Road        Series A Preferred             0                  **
Coventry, RI                  Series B Preferred             0                  **

All Officers and Director     Common Stock             849,673(2)(4)(5)      35.99%
As a Group (7 persons)        Series A Preferred             0                  **
                              Series B Preferred             0                  **

Other 5% Stockholders

Joseph Lussier                Common Stock             191,158(6)             7.52%
1645 Warwick Avenue
Warwick, RI 02886

William N.Durkin              Common Stock             233,058(6)(7)          9.08%
69 East Shore Drive           Series A Preferred            20                8.51%
Coventry, RI 02816

Merit Capital Assoc, Inc.     Series A Preferred            20                8.51%
1221 Post Road
Westport, CT

Gerald Hoak                   Series A Preferred            40               17.02%
1221 Post Road
Westport, CT

Mission Bay Consultants       Common Stock             286,650(8)            11.03%
20946 Avenal Run
Boca Raton, FL 33428

ULLICO                        Common Stock           1,299,000(9)            35.61%
111 Massachusetts Ave.        Series B Preferred         2,500              100.00%
Washington, DC

<F*>  Assumes 2,348,645 shares of Common Stock, 235 shares of Series A
      Preferred Stock and 2,500 shares of Series B Preferred Stock issued and outstanding.

<F**> less than 1%

<F1>  Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.

<F2>  Includes 48,000 shares owned of record by Mr. DeBaene's father, 51,000 shares owned of record by Mr. DeBaene's mother, and 28,150 shares owned of record by Mr. DeBaene's sister. Does not include shares owned of record by Elizabeth Cotter, Mr. DeBaene's wife.

<F3>  Ms. Cotter is the spouse of David N. DeBaene.

<F4>  Includes shares issuable upon exercise of 12,500 non-qualified stock options.

<F5>  Does not include Series B Preferred Stock, shares of Common Stock issuable upon conversion of Series B Preferred Stock or shares of Common Stock issuable upon exercise of outstanding warrants owned of record by ULLICO, of which Mr. Canapary serves as Vice President - Investments.

<F6>  Includes shares issuable upon exercise of 191,158 common stock purchase warrants (the "time warrants") See "Certain Relationships and Related Transactions."

<F7>  Includes 20,000 shares of Common Stock issuable upon conversion of
      Series A Preferred Stock.

<F8>  Includes 250,000 shares of Common Stock issuable upon exercise of outstanding stock options.

<F9>  Includes 500,000 shares of Common Stock issuable upon conversion of
      Series B Preferred Stock as well as 799,000 shares issuable upon exercise of outstanding warrants. See "Item 1 Business -- Recent Developments -- Private Placement of Series B Preferred Stock."

      Escrow of Shares In accordance with the requirements of certain state securities administrators, certain of the Company's principal stockholders have agreed to place into escrow an aggregate of 700,000 shares (the "Escrow
Shares") of the 875,000 shares of Common Stock held by them as of the date of the Company's initial public offering. Under the escrow agreement, the Escrow Shares will be ratably released to the holders in 25% increments on the sixth, seventh, eighth and ninth anniversaries, respectively, of the initial public offering. If the Company meets or exceeds certain net earnings or stock price targets, the release of the Escrow Shares will be accelerated. Additionally, in accordance with the requirements of another state securities administrator, the holdings of all officers, directors and post-offering five percent (5%) stockholders are subject to certain lock-up restrictions until January 1999.

      Possible Change In Control. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation
Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock which is currently convertible into 500,000 shares of Common Stock, and holds warrants to purchase 799,000 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements

      Warrants to Messrs. Durkin and Lussier. In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August
6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants were divided into two (2) classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, which contained vesting provisions based upon the price of the Company's Common Stock during various periods.
Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, none of the performance warrants vested and all have expired. At the date hereof, all of the time warrants have vested and are exercisable. The exercise price of all of the warrants was originally $4.00 per share, subject to adjustment under certain circumstances; however as a result of the subsequent issuance of the Series A Preferred and the Series B Preferred Stock the exercise price was adjusted to $2.85 per share and the number of time warrants increased to 191,158 shares each. Mr. Lussier is and Mr. Durkin was formerly affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering.

      Mission Bay Consultants, Inc.  On April 2, 1997, the Company entered into a one (1) year Consulting Agreement with Mission Bay Consulting, Inc., a management consulting and public relations firm ("Mission Bay"), for certain consulting services.  In connection with this Consulting Agreement the Company issued to Mission Bay an option under the Company's 1995 Stock
Option Plan to purchase an aggregate of 200,000 shares of common stock, and also issued 28,000 shares of common stock under the 1995 Stock Option Plan.
The Company has also agreed to reimburse Mission Bay for its accountable expenses incurred in connection with the Agreement.  In September 1997, in consideration of the extension of the Consulting Agreement, 50,000 of said options were surrendered, and the Company issued 50,000 shares of Common
Stock to Mission Bay Consulting under the 1995 Stock Option Plan.  In
January 1998, the Company issued 9,500 shares to an employee of Mission Bay
Consulting, in consideration of services rendered outside of the scope of the Consulting Agreement.  In June 1998, in connection with an additional extension of the term of the consulting agreement with Mission Bay and an expansion in scope of the services to be rendered by said Mission Bay, the
Company issued options to purchase an additional 300,000 shares of Common
Stock at exercise prices ranging from $3.25 to $5.75 per share.   Of these,
options to purchase 60,000 shares have been exercised and options to purchase 240,000 shares remain outstanding.

Related Party Loans

      As disclosed in the Notes to the financial statements, the Company has from time to time borrowed money from or loaned money to related parties.
At February 28, 1999, the Company owed approximately $155,000 in the aggregate to the parents of David N. DeBaene. Approximately $145,000 of these loans bear interest at the rate of 10% and will be repaid out of operating cash flow at the rate of $5,500 per month until September 1, 2001. In addition, at February 28, 1999, David N. DeBaene owed approximately $16,600 to the Company. This loan is not interest bearing.

Stockholders Agreement

      A Stockholders Agreement dated April 9, 1998 (the "Stockholders
Agreement") was entered into among ULLICO, the Company, David N. DeBaene,
Annette DeBaene, Norman DeBaene, Thomas Lisi, and Steev Panneton (each, a
"Holder"). The Stockholders Agreement provides that the Company shall have a right of first refusal before any shares of Common Stock may be transferred by any Holder. ULLICO has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered. If ULLICO enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former ("Purchased Shares") (such agreement referred to as a "Tag-Along Sale"), each Holder has the right to participate in the Tag-Along Sale. If ULLICO, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any Purchased Shares which results in such party having the ability to elect a majority of the Company's Board of Directors, then, at the request of ULLICO, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a "Drag-Along Sale").

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

                                   PART IV

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K


      List of Exhibits

      The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-I hereof.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of fiscal 1999.





                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JD AMERICAN WORKWEAR, INC.


Date: June 11, 1999                    By: /s/ David N. DeBaene
                                           --------------------
                                           David N. DeBaene, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signatures                            Title                         Date
       ----------                            -----                         ----

/s/ David N. DeBaene          Chairman of the Board, President and     June 11, 1999
-------------------------     Chief Executive Officer (Principal
David N. DeBaene              Executive Officer)


/s/ Anthony P. Santucci       Treasurer, Chief Financial Officer,      June 11, 1999
-------------------------     Secretary and Director (Principal
Anthony P. Santucci           Financial Officer)


/s/ Thomas A. Lisi            Director                                 June 11, 1999
-------------------------
Thomas A. Lisi


/s/ Elizabeth Cotter          Director                                 June 11, 1999
-------------------------
Elizabeth Cotter


/s/ Dean M. Denuccio          Director                                 June 11, 1999
-------------------------
Dean M. Denuccio


/s/ Steev Panneton            Director                                 June 11, 1999
-------------------------
Steev Panneton


/s/ Herbert Canapary          Director                                 June 11, 1999
-------------------------
Herbert Canapary


                                EXHIBIT INDEX
                                -------------

                                                                                          Sequentially
Incorporated Documents                           SEC Exhibit Reference                      Numbered
----------------------                           ---------------------                    ------------

  2.1    Form of Conversion Agreement            As filed with the Registrant's Form          N/A
         between the Registrant and certain      SB-2 on October 27, 1995,
         holders of the Registrant's 10%         File No. 33-98486
         Secured Notes, 12% Subordinated
         Notes and 20% Demand Notes

  3.1    Certificate of Incorporation of the     As filed with the Registrant's               N/A
         Registrant, as amended                  Form SB-2, on October 27, 1995, File
                                                 No. 33-98486

  3.2    By-Laws of the Registrant, as           As filed with the Registrant's               N/A
         amended                                 Form SB-2 on October 27, 1995, File
                                                 No. 33-98486

  4.1    Form of Warrant Agreement               As filed with the Registrant's               N/A
                                                 Form SB-2, on October 27, 1995, File
                                                 No. 33-98486

  4.2    Form of Warrant of the Registrant       As filed with the Registrant's Form          N/A
         issued in the Registrant's January      SB-2 on October 27, 1995, File
         1995 Private Placement                  No. 33-98486

  4.3    Form of Unit Purchase Option            As filed with the Registrant's Form          N/A
         issued to Merit Capital Associates,     SB-2 on October 27, 1995, File
         Inc.                                    No. 33-98486

  4.4    Form of 11% Convertible                 As filed with the Registrant's Form          N/A
         Subordinated Note of the Registrant     SB-2 on October 27, 1995, File
         issued in the Registrant's August,      No. 33-98486
         1995 Private Placement

  4.5    Form of Warrant of the Registrant       As filed with the Registrant's Form          N/A
         issued in the Registrant's August,      SB-2 on October 27, 1995, File
         1995 Private Placement                  No. 33-98486

  4.6    Securities Purchase Agreement           As filed with the Registrant's Form          N/A
         dated April 9, 1998                     8-K on April 15, 1998

  4.7    Certificate of Designation of           As filed with the Registrant's Form          N/A
         Series B Preferred Stock.               8-K on April 15, 1998

  4.8    Stockholders' Agreement dated           As filed with the Registrant's Form          N/A
         April 9, 1998.                          8-K on April 15, 1998

  4.9    Registration Rights Agreement           As filed with the Registrant's Form          N/A
         dated April 9, 1998                     8-K on April 15, 1998

 4.10    Warrant Certificate issued to           As filed with the Registrant's Form          N/A
         ULLICO                                  8-K on April 15, 1998

 4.11    Escrow Agreement                        As filed with the Registrant's Form          N/A
                                                 8-K on April 15, 1998

 4.12    Certificate of Designations of          As filed with the Registrant's Form          N/A
         Series A Preferred Stock                10-KSB on June 11, 1998

10.1     Lease Agreement for the                 As filed with the Registrant's Form          N/A
         Registrant's Coventry, RI facility      SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.2     Loan Agreement with Home Loan           As filed with the Registrant's Form          N/A
         and Investment Bank                     SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.3     Employment Agreement with               As filed with the Registrant's Form          N/A
         David N. DeBaene                        SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.4     Employment Agreement with               As filed with the Registrant's Form          N/A
         Elizabeth Cotter                        SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.5     Consulting Agreement with               As filed with the Registrant's Form          N/A
         Thomas A. Lisi                          SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.6     Overseas Agency Agreement with          As filed with the Registrant's Form          N/A
         Geronimo Leathers                       SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.7     Registrant's 1995 Stock Option          As filed with the Registrant's Form          N/A
         Plan                                    SB-2 on October 27, 1995,
                                                 File No. 33-98486

10.8     Form of Option Agreement under          As filed with the Registrant's Form          N/A
         the Registrant's 1995 Stock Option      SB-2 on October 27, 1995,
         Plan                                    File No. 33-98486

10.9     Form of Sales Representative            As filed with the Registrant's Form          N/A
         Agreement                               SB-2 on October 27, 1995, File
                                                 No. 33-98486

10.10    Special Accounts Director               As filed with the Registrant's Form          N/A
         Agreement with Shawnmark                SB-2 on October 27, 1995, File
         Industries dated July 25, 1995          No. 33-98486

16.1     Letter of Richard A. Eisner, LLP        As filed with the Registrant's Form          N/A
         dated May 6, 1998                       8-K on May 13, 1998

16.2     Letter of BDO Seidman LLP               As filed with the Registrant's Form          N/A
                                                 8-K/A on April 1, 1999

99.1     United States Patent #5,038,408         As filed with the Registrant's Form          N/A
                                                 SB-2 on October 27, 1995, File
                                                 No. 33-98486

99.2     United States Patent #5,634,215         As filed with the Registrant's Form          N/A
                                                 SE on June 11, 1998

Filed Herewith
--------------

23.1     Consent of BDO Seidman, LLP

23.2     Consent of Bederson & Company LLP

27       Financial Data Schedule


                          JD AMERICAN WORKWEAR, INC

                       ------------------------------

                            FINANCIAL STATEMENTS

               For the years ended February 28, 1999 and 1998




                       REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of JD American Workwear, Inc.


We have audited the accompanying balance sheet of JD American Workwear, Inc. as of February 28, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of JD American Workwear, Inc. at February 28, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principals.

The accompanying financial statements for 1999 have been prepared assuming the Company will continue as a going concern. However, through February 28, 1999, the Company has experienced substantial losses and at February 28, 1999 had an accumulated deficit of approximately $6,200,000, has not paid all obligations as they become due and expects to incur additional losses before it achieves profitable operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter is discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BEDERSON & COMPANY LLP

West Orange, New Jersey

June 7, 1999


                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of JD American Workwear, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows of JD American Workwear, Inc. for the year ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the results of the operations of JD American Workwear, Inc. and its cash flows for the year ended February 28, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements for 1998 have been prepared assuming the Company will continue as a going concern. However, through February 28, 1998, the Company had experienced substantial losses and at February 28, 1998, had an accumulated deficit of approximately $4,500,000, had not paid all obligations as they became due and expected to incur additional future losses, which raised substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter is discussed in Note 1. The financial statements for 1998 do not include any adjustments that might result from the outcome of this uncertainty.



BDO Seidman, LLP

Boston, Massachusetts

May 20, 1998


                         JD AMERICAN WORKWEAR, INC.
                                BALANCE SHEET

                                                                          February 28,
                                                                              1999
                                                                          ------------

ASSETS
Current Assets:
  Cash and cash equivalents                                               $   174,472
  Accounts receivable, net of allowances of $52,200                           751,397
  Inventories (Note 2)                                                      1,267,628
  Prepaid expenses, current portion                                           181,149
  Loans receivable, employees                                                  20,193
                                                                          -----------
      Total current assets                                                  2,394,839

Property, plant and equipment, net (Note 3)                                   269,323
Intangible assets, net (Note 3)                                                61,341
Prepaid expenses, long-term                                                   154,540
Other assets                                                                    4,998
                                                                          -----------
                                                                          $ 2,885,041
                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt (Note 4)                              $   306,674
  Accounts payable and accrued expenses                                       284,900
  Accrued interest on notes payable                                            30,366
                                                                          -----------
      Total current liabilities                                               621,940
                                                                          -----------
Long-term debt, net of current portion (Note 4)                               205,756
                                                                          -----------

Commitments and contingencies (Note 6)

Stockholders' equity  (Notes 7 and 10):
  Preferred stock; authorized 1,000,000 shares;
    Series A, $.001 par value, 299 shares issued and outstanding
     (liquidating preference $747,500)                                              -
    Series B, $.001 par value, 2,500 shares issued and outstanding
     (liquidating preference $2,500,000)                                            3
  Common stock, $.002 par  value; authorized 7,500,000 shares; issued
   and outstanding, 2,248,241 shares                                            4,496
  Additional paid-in-capital                                                5,046,177
  Detachable warrant                                                        3,196,000
  Accumulated deficit                                                      (6,189,331)
                                                                          -----------
      Total stockholders' equity                                            2,057,345
                                                                          -----------
                                                                          $ 2,885,041
                                                                          ===========


  The accompanying notes are an integral part of the financial statements.


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS


                                                          Years Ended
                                                 -----------------------------
                                                 February 28,     February 28,
                                                     1999             1998
                                                 ------------     ------------

Net sales                                        $ 1,226,143      $   482,880

Cost of goods sold                                   928,826          245,894
                                                 ----------------------------

  Gross profit                                       297,317          236,986

Selling, general and administrative expenses       1,924,172        1,229,214
                                                 ----------------------------

  Loss from operations                            (1,626,855)        (992,228)

Interest income                                       23,001              432
Interest (expense)                                   (88,911)        (170,313)
                                                 ----------------------------

Net loss                                         $(1,692,765)     $(1,162,109)
                                                 ============================

Basic and diluted net loss per common share      $     (0.82)     $     (0.63)
                                                 ============================

Weighted average common shares outstanding         2,069,152        1,855,859
                                                 ============================


  The accompanying notes are an integral part of the financial statements.


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS

                                                                             Years Ended
                                                                    -----------------------------
                                                                    February 28,     February 28,
                                                                        1999             1998
                                                                    ------------     ------------

Cash flows from operating activities:
Net loss                                                            $(1,692,765)     $(1,162,109)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                        54,542           69,810
    Securities issued for services                                      194,500          314,242
    Changes in operating assets and liabilities:
      Accounts receivable                                              (547,712)          18,298
      Inventories                                                      (209,844)        (228,893)
      Prepaid expenses and other assets                                  84,143          (38,994)
      Accounts payable and accrued expenses                              49,657           73,679
                                                                    ----------------------------
Net cash used by operating activities                                (2,067,479)        (953,967)
                                                                    ----------------------------

Cash flows from investing activities:
  Capital expenditures                                                 (109,334)         (13,284)
                                                                    ----------------------------
Net cash used by investing activities                                  (109,334)         (13,284)
                                                                    ----------------------------

Cash flows from financing activities:
  Exercise of stock options                                             133,250          412,500
  Proceeds from notes and long-term debt                                106,530          233,000
  Proceeds from sales of preferred stock and detachable warrant       2,500,000          782,500
  Issuance costs for preferred stock                                   (166,442)        (122,575)
  Principal payments on notes, long-term debt and short-term
   loans                                                               (238,985)        (328,876)
                                                                    ----------------------------
Net cash provided by financing activities                             2,334,353          976,549
                                                                    ----------------------------

Increase (decrease) in cash and cash equivalents                        157,540            9,298
Cash and cash equivalents, beginning of year                             16,932            7,634
                                                                    ----------------------------
Cash and cash equivalents, end of year                              $   174,472      $    16,932
                                                                    ============================

Supplemental cash flow disclosures:
  Interest paid                                                     $    71,787      $    62,793
                                                                    ============================


Non-cash investing and financing activities:
During the fiscal year ended February 28, 1999:

(1) Land and building of $125,000 was financed by a mortgage note payable provided by the seller.

(2) Equity securities totalling $534,761 were issued in satisfaction of notes payable and accrued interest.


See Notes 6 and 7 for information relating to certain fiscal 1998 non-cash transactions


  The accompanying notes are an integral part of the financial statements.



                         JD AMERICAN WORKWEAR, INC.
                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   Years Ended February 28, 1999 and 1998


                                       Common stock       Preferred stock
                                     $ .002 Par Value     $ .001 Par Value   Additional
                                    ------------------   ----------------     Paid-in     Detachable   Accumulated
                                     Shares     Amount   Shares    Amount     Capital      Warrant       Deficit         Total
                                     ------     ------   ------    ------    ----------   ----------   -----------       -----

Balance, February 28, 1997          1,708,433   $3,417       0       $0      $3,191,229   $        0   ($3,334,457)   ($  139,811)

Common shares issued for payment
 of interest                            6,975       13       -        -          30,681            -             -         30,694
Common shares issued for services     107,500      215       -        -         430,035            -             -        430,250
Options issued for services                 -        -       -        -         179,000            -             -        179,000
Exercise of stock options             150,000      300       -        -         412,200            -             -        412,500
Warrants issued for services                -        -       -        -          92,000            -             -         92,000
Shares issued to retire debt            9,554       19       -        -          51,573            -             -         51,592
Exercise of warrants                    2,437        6       -        -              (6)           -             -              -
Issuance of preferred stock                 -        -     313        -         782,500            -             -        782,500
Issuance costs of preferred stock           -        -       -        -        (122,575)           -             -       (122,575)
Net loss                                    -        -       -        -               -            -    (1,162,109)    (1,162,109)
                                    ---------------------------------------------------------------------------------------------
Balance, February 28, 1998          1,984,899    3,970     313        0       5,046,637            0    (4,496,566)       554,041
                                    ---------------------------------------------------------------------------------------------

Issuance of preferred stock and
 detachable warrant                         -        -   2,500        3        (696,003)    3,196,000            -      2,500,000
Issuance costs of preferred stock           -        -       -        -        (166,442)            -            -       (166,442)
Shares issued to retire 11% notes      97,909      196       -        -         376,744             -            -        376,940
Preferred stock conversion             19,121       38     (14)       -             (38)            -            -              -
Shares issued to retire 10% notes      55,312      110       -        -         157,711             -            -        157,821
Common shares issued for services      50,000      100       -        -         162,400             -            -        162,500
Options issued for services                 -        -       -        -          32,000             -            -         32,000
Exercise of stock options              41,000       82       -        -         133,168             -            -        133,250
Net loss                                    -        -       -        -               -             -   (1,692,765)    (1,692,765)
                                    ---------------------------------------------------------------------------------------------

Balance, February 28, 1999          2,248,241   $4,496   2,799       $3      $5,046,177    $3,196,000  ($6,189,331)    $2,057,345
                                    =============================================================================================


  The accompanying notes are an integral part of the financial statements.



                        NOTES TO FINANCIAL STATEMENTS
                         February 28, 1999 and 1998


1.  The Company and Summary of Significant Accounting Policies:

The Company

JD American Workwear, Inc. (the "Company") was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear.

Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future. The Company will seek additional financing when, and if, required although there can be no assurance that such financing will be available or on terms acceptable to the Company.

Use of estimates

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

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

Inventory

Inventories are valued at the lower of cost or market using the first-in, first-out method.

Depreciation and Amortization

Property and equipment are stated at cost. The Company computes depreciation and amortization expense on a straight-line basis over the following estimated useful lives of the assets:

Asset Classification                                     Estimated Useful Lives
--------------------                                     ----------------------

Building                                                               39 years
Furniture and fixtures                                              5 - 7 years
Machinery and equipment                                             5 - 7 years
Office equipment                                                    5 - 7 years
Trucks and autos                                                        5 years


Intangible assets

Organization costs are stated at cost and are being amortized over 60 months. Loan origination fees are stated at cost and are amortized over the life of the loan. Patent costs are stated at cost and are being amortized over the estimated useful life of the patent.

Revenue recognition

The Company recognizes revenues upon shipment of product. Returns and allowances are recorded on a customer-by-customer basis.


Other Manufacturing Expenses

As a result of the agreement to engage union sewing shops to manufacture the Company's products, during the fourth quarter of fiscal 1998, the Company entered into new manufacturing arrangements with two union sewing contractors. During fiscal 1999, one of these contractors closed its sewing facility which resulted in a further shift of production to a third sewing plant. These changes in manufacturing contractors required training in the patented technological process of manufacturing these products. In addition management of the Company was required supervise all aspects of the manufacturing process during these transitions in order to insure quality and yields. During fiscal 1999 the Company incurred approximately $75,000 in non-recurring costs in conjunction with these production changes; such costs are included in selling, general and administrative expenses.


Advertising costs

Advertising costs are expensed as incurred and totaled $172,761 and $92,003 during the years ended February 28, 1999 and 1998, respectively.


Stock-based compensation

The Company has adopted Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair-value-based method of accounting for stock-based compensation plans.


Basic and diluted loss per share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.


2.  Inventories

Inventories consist of the following:

                                                                February 28, 1999
                                                                -----------------

Raw materials                                                      $  165,749
Work-in-process                                                        21,496
Finished goods                                                      1,080,383
                                                                   ----------
                                                                   $1,267,628
                                                                   ==========


3.  Property, Equipment and Intangible Assets

Property and equipment, at cost, consists of the following:

                                                                February 28, 1999
                                                                -----------------

Land and building                                                   $225,957
Furniture and fixtures                                                25,182
Machinery and equipment                                               86,799
Office equipment                                                      23,996
Trucks and autos                                                      64,720
                                                                    --------
                                                                     426,654
Less accumulated depreciation                                        157,331
                                                                    --------
                                                                    $269,323
                                                                    ========

Depreciation expense for the years ended February 28, 1999 and 1998 was $21,481 and $28,875, respectively.

Intangible assets, at cost, consists of the following:

                                                                February 28, 1999
                                                                -----------------

Patents                                                             $ 70,970
Offering costs                                                       189,563
Loan financing fees                                                   39,075
Organization costs                                                    10,500
                                                                    --------
                                                                     310,108
Less accumulated amortization                                        248,767
                                                                    --------
                                                                    $ 61,341
                                                                    ========

Amortization expense for the year's ended February 28, 1999 and 1998 was $15,106 and $40,935, respectively.


4.  Notes Payable and Long-Term Debt


The Company's notes payable and long-term debt as of February 28, 1999 consists of the following:

10.5% mortgage note payable, secured by land and building, due in monthly installments of $2,687 through December, 2001 with a final payment of
 $57,934 due in January, 2002.                                                    $123,407

10% note payable to the parents of the President of the Company, payable in
 monthly installments of $5,494.  Final payment due September, 2001.               144,993

11% convertible subordinated notes due to investors.  The notes mature on
 September 30, 1998.  The notes are subordinate in right of payment to all indebtedness of the Company outstanding as of August 15, 1995 or to be incurred in the future.  In conjunction with these notes, the Company issued warrants to purchase 112,500 shares of the Company's common stock at a price of $2.00 per share.  The warrants expire on September 30, 2000.  The value assigned to the warrants, amounting to $112,500 is being accounted for as a debt discount and is being amortized over the period of time the notes are outstanding.  The effective interest rate, including amortization of the discount is approximately 17%. These notes, including accrued interest are convertible at the option of the holder, into common stock at $3.85 per share, subject to adjustment as defined in the agreement.  During the year ended February 28, 1999, notes totaling $350,000, plus accrued interest,
 were converted into common stock; notes of $37,500 were repaid                     87,500

10% note due to an investor.  The note was due on December 31, 1997.  The note is collateralized by a mortgage on real estate owned by the parents
 of the President of the Company.                                                   40,000

Non-interest bearing demand loans payable to certain stockholders of the
 Company.                                                                           97,000

Non-interest bearing note due to the parents of the President of the Company due October 1, 2000.  The Company is to pay the lender 1% of annual net
 profits commencing October 1, 1993 until the note is paid in full.                 10,000

Other                                                                                9,530
                                                                                  --------

  Total                                                                            512,430

  Less current portion                                                             306,674
                                                                                  --------

NET LONG-TERM DEBT                                                                $205,756
                                                                                  ========


See Note 7 with respect to the conversion of debt.


The scheduled repayment of debt at February 28, 1999 is as follows:

                             Year ending February 28,      Amount
                             ------------------------      ------

                                       2000               $306,674
                                       2001                 82,881
                                       2002                117,673
                                       2003                  2,264
                                       2004                  2,938
                                                          --------
                                                          $512,430
                                                          ========


5.  Related Party Transactions:

As stated in Note 4, the Company has had certain borrowing transactions with related parties. Certain of these related party obligations are not formalized by any written agreements and are non-interest bearing. Accordingly, for the years ended February 28, 1999 and February 28, 1998 there has been no interest expense charged to operations related to these obligations.

One of the Company's stockholders, who is also a director of the Company, and a principal stockholder in a corporation that has provided consulting services to the Company, entered into an agreement whereby the corporation has the right to bid on future overseas production of the Company. This agreement does not contain any minimum payments. Under another consulting arrangement with the Director, he received approximately $12,500 during 1999 and $28,300 during 1998 in consulting fees for marketing assistance provided to the Company. See Note 6 with regards to a consulting agreement between the Company and the aforementioned Director of the Company.

A former director of the Company, who is also a warrant holder, is a partner of a law firm that provided various legal services to the Company. During fiscal 1999 and 1998, fees of approximately $0 and $28,000 were incurred, respectively.

6.  Commitments and Contingencies:

Employment agreement

The Company has an employment agreement with one key employee providing for compensation of $145,000 for the fiscal year ending February 29, 2000. The agreement also contains a bonus stipulation based upon a percentage of the Company's pre-tax income (as defined) in accordance with a sliding scale schedule contained in the agreement. No bonus is earned unless and until the Company earns pre-tax income in excess of $5 million.

Lease Obligations

The Company leases facilities in West Warwick, Rhode Island under a month to month operating lease at a rental of approximately $685 per month.

The Company acquired its facility in Coventry, Rhode Island during December, 1998. The Company previously leased this facility.

Rent expense charged to operations for the years ended February 28, 1999 and February 28, 1998, was approximately $29,000 and $32,000, respectively.

Consulting agreements

In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August 6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants are divided into two classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, containing vesting provisions based upon the price of the Company's Common Stock during various periods. Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, all of the performance warrants have expired. At the date hereof, an aggregate of 217,920 (or 108,960 per holder) of the time warrants have vested and are exercisable. The exercise price of the warrants is $2.85 per share, subject to adjustment under certain circumstances. Mr. Lussier is affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering. As permitted by generally accepted accounting principles, the warrants were valued at the estimated value of the services to be performed. The value assigned to the warrants was amortized over the term of the consulting agreements, resulting in amortization expense of $0 and $92,000 for the fiscal years ended February 28, 1999 and 1998, respectively.

In 1997, the Company entered into a consulting agreement which expires in August, 1999. The agreement provides for commissions to be paid at a rate of 10% (ten percent) of paid invoices; in cash or in common stock, not to exceed 300,000 shares, at the option of the consultant. Commission expense relating to this Consulting Agreement totaled less than $1,000 in each of the years ended February 28, 1999 and 1998.

Cash in Bank

The Company maintains bank accounts which at times contain balances which exceed the amounts insured by the FDIC.


7.  Capitalization

Authorized number of shares of Common Stock

On April 15, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

Public offering of securities

In February 1996, the Company completed a first closing of its initial public offering of units (as defined below) whereby the Company sold 250,000 units for net proceeds, after offering costs, of approximately $1,044,000. Each unit consists of one share of common stock and one redeemable Class A common stock purchase warrant. The Class A warrants, which expire in January 2001, enable the holder to purchase a unit for $7.00, subject to adjustments, consisting of one share of common stock and one redeemable Class B warrant. Each Class B warrant will enable the holder to purchase one share of common stock for $8.00, subject to adjustment. The Class B warrants also expire in January 2001.

In April 1996, the Company had a second closing of its initial public offering of units whereby the Company sold an additional 77,768 units for net proceeds, after offering costs, of approximately $425,000.

In 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received options to purchase 32,768 units at a price of $8.4375 per unit. The options become exercisable in January 1998 and expire in January 2001.

In conjunction with the offering, the holders of certain notes payable exercised their right of conversion and converted approximately $1,134,000 of notes and accrued interest thereon into 349,225 shares of common stock.

Series A 10% Mandatorily Convertible Preferred Stock

The Company sold 313 shares of Series A 10% Mandatorily Convertible Preferred Stock through a Private Placement dated August 26, 1997, at a price of $2,500 per Preferred Share. Dividends, when and if declared, are payable at a rate of 10% annually, payable in kind at the option of the Company. The Series A Preferred Stock was convertible, at the option of the holder, into shares of the Company's Common Stock at an initial conversion rate equal to 1,000 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $2.50 per share of Common Stock); however, as a result of the subsequent issuance of Series B Preferred Stock, the Series A Preferred Stock is convertible at the rate of 1,289 shares of Common Stock for each share of Series A Preferred Stock (representing a conversion price of $1.94 per share of Common Stock), subject to adjustment. The shares convert automatically upon the registration of the underlying common stock issuable upon the conversion. Holders of Series A Preferred Stock vote on an as converted basis with the common stockholders.

Common stock options

The Company's 1995 Stock Option Plan provides for the granting of stock and options to purchase stock up to 750,000 shares of common stock. Option activity for the years ended February 28, 1999 and February 28, 1998 is summarized as follows:

                                                         Weighted-average
                                           Number of      exercise price
                                            Shares          per share
                                           ---------     ----------------

Options outstanding, February 28, 1997       12,500           $1.50
  Granted                                   200,000            2.78
  Exercised                                (150,000)           2.84
  Canceled                                  (50,000)           3.25
                                           --------

Options outstanding, February 28, 1998       12,500            1.50
  Granted                                   300,000            4.50
  Exercised                                 (41,000)           3.25
  Canceled                                       (0)
                                           --------

Options outstanding, February 28, 1999      271,500           $4.55
                                           ========


Options for 12,500 shares are exercisable at February 28, 1999 at an exercise price and a weighted average exercise price of $1.50 per share, with a weighted average remaining contractual life of 6 years. At February 28, 1999, there were 150,000 shares available for grant under the plan.

In April 1997, the Company entered into a consulting agreement and a nonqualified stock option agreement with a consulting firm. In accordance with the consulting agreement, 78,000 shares of common stock were issued as compensation as well as options to purchase an additional 200,000 shares which were granted at exercise prices of $2.50 per share with respect to 100,000 options and $3.25 per share with respect to 100,000 options. Subsequently, options to purchase 50,000 shares at $3.25 were canceled. In June 1998, in connection with an additional extension of the term of the consulting agreement with said consultant and an expansion in scope of the services to be rendered by said consultant, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices
ranging from $3.25 to $5.75 per share.   Of these options, 41,000 shares
have been exercised, and options to purchase 259,000 shares remain outstanding. The consulting agreement has been extended to and expires in March, 2001. Consulting expense related to the issuances of stock and stock options under the agreements totaled $171,182 and $190,200 for the fiscal years ended February 28, 1999 and 1998, respectively.

Warrants

The Company has issued warrants to purchase common stock in connection with the issuance of notes payable, the sale of units (Note 7), and as compensation for professional service providers. Warrants outstanding at February 28, 1999 are as follows:

                          Number       Exercise Price
Warrants to Purchase     of Shares      Per Security       Expiration Date
--------------------     ---------     --------------      ---------------

Common stock and
 Class B warrant          327,768          $7.00          January 3, 2001
Common stock              112,500          $2.00          September 30, 2000
Common stock               50,000          $1.50          December 31, 2000
Common stock               68,550          $2.00          July 31, 2000
Common stock              382,318          $2.85          August 7, 2003


Additionally, the Company has reserved 327,768 shares of common stock for exercise of the Class B warrants.

Series B 12% Cumulative Convertible Preferred Stock

On April 9, 1998, the Company authorized the issuance and sale of 3,950 shares of Series B 12% Cumulative Convertible Preferred Stock and sold 2,500 of these shares to an investor. In addition, the Company issued a detached ten-year stock purchase warrant to purchase 799,000 shares of the Company's common stock at an exercise price of $0.01 per share to the investor for an aggregate purchase price of $2,500,000. Dividends may be paid through the issuance of additional shares of Series B preferred stock and warrants to purchase common stock. A Stockholders Agreement dated April 9, 1998 (the "Stockholders Agreement") was entered into among the acquirer of the Series B Preferred Stock (the "Acquirer"), and all officers of the Company and certain other affiliates ("the Holders") whereby, the Company shall have a right of first refusal before any shares of Common Stock may be transferred by any Holder. The Acquirer has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered. If the Acquirer enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former ("Purchased Shares") (such agreement referred to as a "Tag-Along Sale"), each Holder has the right to participate in the Tag-Along Sale. If the Acquirer, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any Purchased Shares which results in such party having the ability to elect a majority of the Company's Board of Directors, then, at the request of the Acquirer, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a "Drag-Along Sale").

The Series B Preferred Stock is convertible, at the option of the Acquirer, into the number of shares of Common Stock which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment.

The Series B Preferred Stock entitles the Acquirer to receive, when and as declared by the Company's Board, cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. During the two-year period following issuance of the Series B Preferred Stock (the "PIK Period") the Company has the option of making payment of the semi-annual dividends on the Series B Preferred Stock either in cash or by issuing additional shares of Series B Preferred Stock ("PIK Dividends"). In the event the Company elects to pay dividends in shares of Series B Preferred Stock, the Company is required to issue additional detached ten-year dividend warrants (the "Dividend Warrants") to purchase 54,000 shares of Common Stock at an exercise price of $.01 per share for each semi-annual dividend period that PIK Dividends are paid. During the PIK Period the Company may not pay or declare cash dividends on any stock other than the Series B Preferred Stock. Unless full dividends on the Series B Preferred Stock for all past dividend periods and the then current period shall have been paid or declared and a sufficient sum for the payment thereof set aside in trust for the Series B Preferred Stock Holders, no dividend (other than a dividend payable solely in Common Stock) shall be paid or declared, and no distribution made, on any other shares of stock.

The Company may, at its own option and at any time after the third anniversary of the original issuance of the Series B Preferred Stock, redeem the Series B Preferred Stock, in whole but not in part. In such event, the Company is obligated to pay holders of the Series B Preferred Stock the investment value per share, plus a redemption premium equal to a 20%
internal rate of return on the investment value.   A mandatory redemption of
1,250 shares of Series B Preferred Stock is required on each of the first business days of April 2004 and 2005.

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

The Company and the Acquirer entered into a Registration Rights Agreement dated April 9, 1998 which requires the Company, upon written request, to file a registration statement for the public resale of the Common Stock issued on conversion of the Series B Preferred Stock. The Company is required to file and cause to become effective a maximum of two registration statements, excluding registration statements on Form S-3. The Company shall not be obligated to effect more than one registration and Form S-3 during any six-month period and shall be obligated to file and cause to become effective no more than six registration statements on Form S-3. No registration statement is required to be filed unless the proposed public offering price of the securities under such registration shall be at least $5 million prior to deducting underwriting discounts and commissions). The Registration Rights Agreement also provides for incidental registration.

The proceeds from the sale of 2,500 shares of preferred stock and the detachable warrants were allocated to additional paid in capital and the detachable warrant based on their respective fair market values as of the date of sale and the dividend imputed.


8.  Income Taxes

At February 28, 1999, the Company had no current or deferred tax liability.

At February 28, 1999, the Company had net operating loss carryforwards for federal income tax purposes amounting to approximately $5,500,000 that expire through 2015. The Company had deferred tax assets due to the net operating loss carryovers and temporary differences amounting to approximately $2,200,000 (February 28, 1999) and $1,500,000 (February 28,
1998), all of which have been fully reserved since the likelihood of the realization of the benefits cannot be established.

The Internal Revenue Code contains provisions which may limit the net operating loss carry over available for use in any given year if significant changes in ownership interest of the Company occur.


9.  Major Customers and Major Suppliers

For fiscal 1999, the Company's four largest customers accounted for approximately $714,000, or 58%, of the Company's net sales. For fiscal 1998, the Company's three largest customers accounted for approximately $237,000 or 49% of the Company's net sales. No other customer accounted for 10% or more of net sales during either year.

For fiscal 1999, the Company's four largest suppliers accounted for approximately or 88%, of the Company's net purchases. For fiscal 1998, the Company's three largest suppliers accounted for approximately 67% of the Company's net purchases. No other vendor accounted for 10% or more of net sales during either year.

10.  Subsequent Events

During the period from March 1, 1999 through June 1, 1999, 64 shares of the Company's Series A 10% Mandatorily Convertible Preferred Stock, along with accrued dividends, were converted into a total of 87,616 shares of Common stock.