Form 10QSB
period 1999-05-31
JD AMERICAN WORKWEAR INC
filed 1999-07-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended     May 31, 1999
                                   ------------

[X]   Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from                    to
                               ------------------    ------------------

                      Commission file number   33-98682
                      ---------------------------------

                         JD AMERICAN WORKWEAR, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

              Delaware                               05-0460102
   -------------------------------               -------------------
   (State or Other Jurisdiction of                 (I.R.S.Employer
   Incorporation or Organization)                Identification No.)

            46 Old Flat River Road, Coventry, Rhode Island  02816
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

      Common Stock, $.002 par value per share, 2,295,835 shares outstanding at June 30, 1999

      Transitional Small Business Disclosure Format (check one)


Yes       No   X
    -----    -----

                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                                Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

       Balance Sheets as of May 31, 1999 and February 28, 1999                    3

       Statements of Operations for the three months ended May 31, 1999 and
        May 31, 1998                                                              5

       Statements of Cash Flows for the three months ended May 31, 1999 and
        May 31, 1998                                                              6

       Notes to Financial Statements                                              7

  Item 2.   Management s Discussion and Analysis of Financial Condition and
             Results of Operations                                                8

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                    12

  Item 2.   Changes in Securities                                                12

  Item 3.   Defaults Upon Senior Securities                                      12

  Item 4.   Submissions of Matters to a Vote of Security Holders                 12

  Item 5.   Other Information                                                    13

  Item 6.   Exhibits and Reports on Form 8-K                                     13


                         JD AMERICAN WORKWEAR, INC.
                               BALANCE SHEETS
                                 (unaudited)


                                                  May 31, 1999     February 28, 1999
                                                  ------------     -----------------

ASSETS
Current Assets:
  Cash and cash equivalents                       $    19,660         $   174,472
  Accounts receivable, net of allowance               467,723             751,397
  Inventories                                       1,401,683           1,267,628
  Prepaid expenses, current portion                   141,819             181,149
  Loans receivable, employees                             384              20,193
                                                  -------------------------------
      Total current assets                          2,031,269           2,394,839

Property and equipment, net                           262,307             269,323
Intangible assets, net                                 63,080              61,341
Prepaid expenses, long-term                           154,540             154,540
Other assets, net                                       3,203               4,998
                                                  -------------------------------

      TOTAL ASSETS                                $ 2,514,399         $ 2,885,041
                                                  ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt               $   306,674         $   306,674
  Accounts payable and accrued expenses               227,751             284,900
  Accrued interest on notes payable                    30,367              30,366
                                                  -------------------------------
      Total current liabilities                       564,792             621,940
                                                  -------------------------------
Long-term debt, net of current portion                178,002             205,756
                                                  -------------------------------

Commitments and contingencies

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value 267 shares and
 299 shares at May 31, 1999 and February 28,
 1999, respectively., (liquidating
preference $782,500)                                                            -
Series B, $.001 par value 2,500 shares issued
 and Outstanding, (liquidating preference
$2,500,000)                                                 3                   3
Common stock, $.002 par value; authorized ,
 7,500,000 shares; issued and outstanding,
 2,295,835 shares and 2,248,241 shares at May
 31, 1999 and February 28, 1999, respectively.          4,592               4,496
Additional paid-in capital                          5,060,668           5,046,177
Detachable warrant                                  3,196,000           3,196,000
Accumulated deficit                                (6,489,655)         (6,189,331)
                                                  -------------------------------
      Total Stockholders' equity:                   1,771,605           2,057,345
                                                  -------------------------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $ 2,514,399         $ 2,885,041
                                                  ===============================


See notes to Financial Statements


                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Three Months ended                               May 31, 1999     May 31, 1998
                                                         ------------     ------------

Revenues
Net sales                                                 $  105,465       $  141,654
Cost of goods sold                                            80,421           91,497
                                                          ---------------------------
Gross profit                                                  25,043           50,156

Operating Expenses:
Payroll and payroll taxes                                    151,632          101,931
Selling Expenses                                              10,666           22,253
Consulting Expenses                                           44,014           68,155
Contract Labor                                                 7,317              300
Depreciation and amortization                                  9,351            6,810
Employee benefits                                             14,805            8,488
Freight and delivery                                          29,560           12,936
Professional fees                                             11,781           75,438
Rent                                                           1,370            7,470
Supplies                                                       3,717            2,689
Telephone                                                      4,743            5,041
Travel and Entertainment                                      14,755           10,870
Other                                                              0           27,355
                                                          ---------------------------
      Total operating expenses                               322,547          349,737
                                                          ---------------------------
      Operating loss                                        (297,504)        (299,580)
Interest income (expense)                                     (2,820)         (28,348)
                                                          ---------------------------
NET LOSS                                                  $ (300,324)      $ (327,928)
                                                          ===========================
Net loss per common share                                 $     (.13)      $     (.17)
                                                          ===========================
Weighted average number of common shares outstanding       2,254,773        1,984,898


See notes to Financial Statements

                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

For the Three months ended                          May 31, 1999     May 31, 1998
                                                    ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                          $ (300,324)      $  (327,928)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
  Depreciation and amortization                          9,351             6,176
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable           283,675           (58,076)
  (Increase) in inventories                           (134,055)         (179,346)
  (Increase) decrease in other assets                   60,933            76,725
  Increase in accounts payable                         (57,148)            5,090
                                                    ----------------------------
  Net cash (used in) operating activities             (137,568)         (477,359)
                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                    (4,074)           (3,839)
                                                    ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-
 term debt                                                   -                 -
Sale of preferred stock                                      -         2,500,000
Repayments on notes payable and long-term debt         (13,170)          (14,301)
Costs of raising capital                                     -          (166,442)
Sale of common stock                                         -                 -
                                                    ----------------------------
Net cash (used in) provided by financing
 activities                                            (13,170)        2,319,257
                                                    ----------------------------
NET INCREASE (DECREASE) IN CASH                       (154,812)        1,838,059
Cash and cash equivalents - beginning of period        174,472            16,932
                                                    ----------------------------
CASH - END OF PERIOD                                $   19,660       $ 1,854,991
                                                    ============================



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

      Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital will be required to sustain operations through February, 28, 2000. The Company anticipates meeting its future cash requirements through the sale of products and obtaining additional financing. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.


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

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2000.


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

      For the reasons stated above, the Company believes that its results of operations for the three month periods ended May 31, 1999 and 1998 are not necessarily indicative of the Company's future results of operations.

      Three Months Ended May 31, 1999 Compared to Three Months Ended May
31, 1998. Net sales for the three month period ended May 31, 1999 decreased approximately 25.5% to $105,465 from $141,654 for the three month period ended May 31, 1998. The increase is directly attributable to an decrease in unit volume. Cost of goods sold for the three months ended
May 31, 1999 was $80,421 compared to $91,497 for the three months ended May 31, 1998. Gross margin for the three month period ended May 31, 1999 was 23.7% compared to 35.4% for the three months ended May 31, 1998. The decrease in gross profit percentage is primarily due to a shift from direct marketing and sales to higher volume retailers, catalog merchants and rental customers, all of whom are resellers rather than consumers of these products.

      Operating expenses decreased to $322,547 for the three months ended May 31, 1999 from $349,737 for the three months ended May 31, 1998. An increase in payroll was offset by decreases in consulting expenses, professional fees and advertising and promotional costs. Interest expense decreased to $2,820 from $28,348 following the reduction in long-term debt over the past several months.

      The net loss for the three months ended May 31, 1999 was $300,324 ($.13 per share) compared to a net loss of $327,928 ($.17 per share) for the three months ended May 31, 1998.

Liquidity and Capital Resources

      Net cash used in operating activities was $137,568 for the three months ended May 31, 1999 compared to $477,359 for the three months ended May 31, 1998. The Company used resources to continue to build finished goods inventory in anticipation of its fall selling season. Cash flows used to produce inventory was offset partially by significant reductions in accounts receivable reflecting collections of receivables from sales made in the third and forth quarters of fiscal 1999. Accounts receivable decreased approximately 37.7% to $467,723 from February 28 to May 31, 1999. Inventory increased to $1,401,683 during the same three month period.

      Capital expenditures for the three months ended May 31, 1999 were $4,074 compared to $3,839 for the three months ended May 31, 1999.

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

      The foregoing statements as to the Company's Year 2000 efforts are forward looking and, along with all other forward-looking statements herein, are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.


                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          N/A

Item 2.   Changes in Securities and Use of Proceeds.

          N/A

Item 3.   Defaults Upon Senior Securities

          N/A

Item 4.   Submissions of Matters to a Vote of Security Holders

During the quarter covered by this report, an annual meeting of stockholders of the Company was held on March 5, 1999, the results of which are as follows:

Proposal No. 1, electing all of the following nominees as Directors of the
Company:

                             David N. DeBaene
                             Elizabeth Cotter
                             Thomas A. Lisi
                             Dean M. Denuccio
                             Steev Panneton
                             Anthony P. Santucci
                             Herbert Canapary

                   As to the Common Stock:

                     For:                      978,132
                     Against:                        0
                     Withhold authority:             0

                   As to the Series A Preferred Stock:

                     For:                      136,000
                     Against:                        0
                     Withhold authority:             0

                   As to the Series B Preferred Stock:

                     For:                    1,000,000
                     Against:                        0
                     Withhold authority:             0


Item 5.   Other Information

          N/A

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

    16.1   Letter of BDO Seidman, LLP    As filed with the Registrant's     N/A
           dated April 14, 1999          Form 8-K /A on April 19, 1999


(b)   Reports on Form 8-K

      During the quarter covered by this report, the Registrant filed the following Form 8-K:


      On April 9, 1999, the Registrant filed a Form 8-K reporting the following information:

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



                                       JD AMERICAN WORKWEAR, INC.



                                       By: /s/ David N. DeBaene
                                           -----------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)

                                       By: /s/ Anthony P. Santucci
                                           -----------------------------
                                           Anthony P. Santucci, Vice President
                                           (Chief Financial Officer)

Date:  July 20, 1999