Form 10QSB
period 1999-08-31
JD AMERICAN WORKWEAR INC
filed 1999-10-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended     August 31, 1999

[ ]   Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from             to            .

                      Commission file number   33-98682

                         JD AMERICAN WORKWEAR, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                             05-0460102
  (State or Other Jurisdiction of      (I.R.S.Employer Identification No.)
   Incorporation or Organization)

            46 Old Flat River Road, Coventry, Rhode Island  02816
                  (Address of Principal Executive Offices)

                               (401) 397-6800
              (Issuer s Telephone Number, Including Area Code)

                                     N/A
            (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

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

      Common Stock, $.002 par value per share, 2,569,427 shares outstanding at September 27, 1999.

      Transitional Small Business Disclosure Format (check one)

                           Yes   [ ]      No   [X]


                         JD AMERICAN WORKWEAR, INC.

                            INDEX TO FORM 10-QSB

                                                                     Page

PART I.   FINANCIAL INFORMATION

      Item 1.   Financial Statements
            Balance Sheets as of August 31, 1999 and
            February 28, 1999                                          3
            Statements of Operations for the three months ended
            August 31, 1999 and August 31, 1998                        5
            Statements of Operations for the six months ended
            August 31, 1999 and August 31, 1998                        6
            Statements of Cash Flows for the six months ended
            August 31, 1999 and August 31, 1998                        7
            Notes to Financial Statements                              8

      Item 2.   Management s Discussion and Analysis of
                Financial Condition and Results of Operations          9

PART II.   OTHER INFORMATION

      Item 1.   Legal Proceedings                                     11

      Item 2.   Changes in Securities                                 11

      Item 3.   Defaults Upon Senior Securities                       11

      Item 4.   Submissions of Matters to a Vote of Security
                Holders                                               11

      Item 5.   Other Information                                     11

      Item 6.   Exhibits and Reports on Form 8-K                      11


                         JD AMERICAN WORKWEAR, INC.
                               BALANCE SHEETS
                                 (unaudited)

                                               August 31,     February 28,
                                                  1999            1999
                                               ---------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                    $   18,841      $  174,472
  Accounts receivable, net of allowance           641,037         751,397
  Inventories                                   1,148,171       1,267,628
  Prepaid expenses, current portion               266,719         181,149
  Loans receivable, employees                       7,787          20,193
                                               --------------------------
      Total current assets                      1,971,836       2,394,839

Property and equipment, net                       252,530         269,323
Intangible assets, net                             61,341          61,341
Prepaid expenses, long-term                       110,719         154,540
Other assets, net                                       0           4,998
                                               --------------------------

      TOTAL ASSETS                             $2,396,426      $2,885,041
                                               ==========================

See notes to Financial Statements

                         JD AMERICAN WORKWEAR, INC.
                         BALANCE SHEETS -- CONTINUED
                                 (unaudited)

                                               August 31,     February 28,
                                                  1999            1999
                                               ----------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt            $  184,674      $  306,674
  Accounts payable and accrued expenses           225,756         284,900
  Accrued interest on notes payable                39,011          30,366
  Short-term loans                                 77,000               -
                                               --------------------------
      Total current liabilities                   526,441         621,940
                                               --------------------------
Long-term debt, net of current portion            188,399         205,756
                                               --------------------------

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value 191 shares issued
 and outstanding,  (liquidating preference
 $447,500);                                             -               -
Series B, $.001 par value 2,500 shares issued
 and outstanding, (liquidating preference
 $2,500,000)                                            3               3
Common stock, $.002 par value; authorized,
 7,500,000 shares; issued and outstanding,
 2,473,372 shares at August 31, 1999 and
 February 28, 1999, respectively.                   4,947           4,496
Additional paid-in capital                      5,335,810       5,046,177
Detachable warrant                              3,196,000       3,196,000
                                                 (150,000)
Accumulated deficit                            (6,705,174)     (6,189,331)
                                               --------------------------
      Total Stockholders' equity:               1,681,586       2,057,345
                                               --------------------------
      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $2,396,426      $2,885,041
                                               ==========================

See notes to Financial Statements

                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Three months ended              August 31, 1999      August 31, 1998
----------------------------------------------------------------------------

Revenues
Net sales                                 $  363,398           $  264,619
Cost of goods sold                           262,011              169,188
                                          -------------------------------

Gross profit                                 101,388               95,431

Operating Expenses:
Payroll and payroll taxes                     97,000              137,994
Selling Expenses                               2,049               37,071
Consulting Expenses                          102,130               80,419
Contract Labor                                 1,491                  250
Depreciation and amortization                 14,032                6,176
Employee benefits                             14,311               10,401
Freight and delivery                           3,588               17,058
Professional fees                             60,082               30,961
Rent                                           2,740               10,805
Supplies                                         551                9,421
Telephone                                      5,874                5,072
Travel and Entertainment                       9,186               38,314
Other                                         17,160               34,514
                                          -------------------------------
      Total operating expenses               330,194              418,455
                                          -------------------------------
      Operating loss                        (228,806)            (323,024)
Interest income (expense)                    (17,070)               7,170
                                          -------------------------------
NET LOSS                                  $ (245,876)          $ (315,854)
                                          ===============================
Net loss per common share                 $     (.10)          $     (.16)
                                          ===============================
Weighted average number of common
 shares outstanding                        2,420,019            2,034,800

See notes to Financial Statements

                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS
                                 (unaudited)

For the Six months ended                August 31, 1999      August 31, 1998
----------------------------------------------------------------------------

Revenues
Net sales                                 $  468,944           $  406,273
Cost of goods sold                           343,327              260,685
                                          -------------------------------
Gross profit                                 125,617              145,588

Operating Expenses:
Payroll and payroll taxes                    248,203              239,925
Selling Expenses                              12,137               59,324
Consulting Expenses                          146,143              148,574
Contract Labor                                 8,823                  550
Depreciation and amortization                 14,032               12,986
Employee benefits                             29,116               18,889
Freight and delivery                          33,149               29,994
Professional fees                             46,249              106,399
Rent                                           4,795               18,275
Supplies                                       4,614               12,110
Telephone                                     10,617               10,113
Travel and Entertainment                      23,794               49,184
Other                                         39,867               61,869
                                          -------------------------------
      Total operating expenses               621,539              748,192
                                          -------------------------------
      Operating loss                        (495,922)            (622,604)
Interest income (expense)                    (19,921)             (21,178)
                                          -------------------------------
NET LOSS                                  $ (515,843)          $ (643,782)
                                          ===============================
Net loss per common share                 $     (.22)          $     (.32)
                                          ===============================
Weighted average number of common
 shares outstanding                        2,354,663            2,009,849

See notes to Financial Statements

                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF CASH FLOWS
                                 (unaudited)

For the six months ended                               August 31, 1999      August 31, 1998
-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                               $  (515,843)         $  (643,782)
Adjustments to reconcile net (loss)
 to net cash (used in) operating
 activities:
  Depreciation and amortization                               16,793               12,986
  Securities issued for services rendered                     40,000              194,500
  Securities issued for interest payments                                               -
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                 110,360             (170,276)
  (Increase) in inventories                                  119,457             (392,193)
  (Increase) decrease in other assets                        (24,345)             (58,917)
  Increase (decrease) in accounts payable                    (50,499)            (147,073)
                                                         --------------------------------
  Net cash (used in) operating activities                   (304,077)          (1,204,755)
                                                         --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                -             (61,478)
                                                         --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term
 debt                                                                                   -
Sale of preferred stock                                             -           2,500,000
Repayments on notes payable and long-term debt                (49,857)           (151,339)
Costs of raising capital                                            -            (166,442)
Exercise of stock options                                      85,500                   -
                                                         --------------------------------
Net cash (used in) provided by financing activities           148,446           2,182,219
                                                         --------------------------------
NET INCREASE (DECREASE) IN CASH                              (155,631)            915,986
Cash and cash equivalents - beginning
 of period                                                    174,472              16,932
                                                         --------------------------------
CASH - END OF PERIOD                                     $     18,841         $   932,918
                                                         ================================

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

                       PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Three months ended August 31, 1999 compared to three months ended August 31, 1998. Net sales for the three month period ended August 31, 1999 increased approximately 37% to $363,398 from $264,619 for the three month period ended August 31, 1998. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the three months ended August 31, 1999 was $101,388 compared to $95,431 for the three months ended August 31, 1998. Gross margin for the three month period ended August 31, 1999 was 27.9% compared to 36.0% for the three months ended August 31, 1998.

      Operating expenses decreased to $330,194 for the three months ended August 31, 1999 from $418,455 for the three months ended August 31, 1998. Cost cutting measures were implemented in many categories including approximately $40,000 decrease in payroll costs, approximately $35,000 in advertising costs and approximately $29,000 in travel expense. Interest expense increased to $17,070 due to increases in short-term borrowings.

      The net loss for the three months ended August 31, 1999 was $245,876 ($.10 per share) compared to a net loss of $315,854 ($.16 per share) for the three months ended August 31, 1998.

      Six months ended August 31, 1999 compared to six months ended August 31, 1998. Net sales for the six month period ended August 31, 1999 increased approximately 15% to $468,944 from $406,273 for the six month period ended August 31, 1998. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the six months ended August 31, 1999 was $343,327 compared to $260,685 for the six months ended August 31, 1998. Gross margin for the six month period ended August 31, 1999 was 26.7% compared to 35.8% for the six months ended August 31, 1998.

      Operating expenses decreased to $621,539 for the six months ended August 31, 1999 from $748,192 for the six months ended August 31, 1998. Cost cutting measures were implemented in many categories resulting in decreases of approximately $47,000 in advertising costs, approximately $25,000 in travel expense and approximately $60,000 in professional fees. Interest expense decreased slightly to $19,921 for the six months ended August 31, 1999 from $21,178 for the six months ended August 31, 1998

      The net loss for the six months ended August 31, 1999 was $515,843 ($.22 per share) compared to a net loss of $643,782 ($.32 per share) for the six months ended August 31, 1998.

Liquidity and Capital Resources

      Net cash used in operating activities was $304,077 for the six months ended August 31, 1999 compared to $1,204,755 for the six months ended August 31, 1998. The Company is working to reduce its levels of inventory and has steadily decreased its levels of production over the first six months of the fiscal year. Cash flows used to produce inventory was offset partially by increases in accounts payable. Accounts receivable decreased approximately 14% to $641,037 from February 28 to August 31, 1999. Inventory decreased to $1,148,171 during the first half of fiscal 1999.

      The Company made no capital expenditures for the six months ended August 31, 1999, compared to $61,478 for the six months ended August 31, 1998.

      The Company may be required to seek additional financing to meet its business strategy of achieving significant market penetration of its JD Uniform Safety Pants. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that any additional financing thereby necessitated will be available on acceptable terms to the Company, if at all.

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          N/A

Item 2.   Changes in Securities and use of Proceeds.

          N/A

Item 3.   Defaults Upon Senior Securities

          N/A

Item 4.   Submissions of Matters to a Vote of Security Holders

          N/A

Item 5.   Other Information

          N/A

Item 6.   Exhibits and Reports on Form 8-K

          N/A

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JD AMERICAN WORKWEAR, INC.


                                       By:  /s/ David N. DeBaene
                                            David N. DeBaene, President
                                            (Principal Executive Officer)

                                       By:  /s/ Anthony P. Santucci
                                            Anthony P. Santucci, Vice
                                            President
                                            (Chief Financial Officer)

Date:   October 20, 1999