Form 10QSB
period 1999-11-30
JD AMERICAN WORKWEAR INC
filed 2000-01-19
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1999

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to

                         Commission file number 33-98682
                         -------------------------------

                           JD AMERICAN WORKWEAR, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                      05-0460102
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

Yes |X|   No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the last practicable date.

      Common Stock, $.002 par value per share, 2,569,427 shares outstanding at January 7, 2000.

      Transitional Small Business Disclosure Format (check one)

Yes |_|   No |X|

                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

    Balance Sheets as of November 30, 1999 and February 28, 1999             3

    Statements of Operations for the three months ended November 30, 1999
    and November 30, 1998                                                    5

    Statements of Operations for the nine months ended November 30, 1999
    and November 30, 1998                                                    6

    Statements of Cash Flows for the nine months ended November 30, 1999
    and November 30, 1998                                                    7

    Notes to Financial Statements                                            8

Item 2. Management s Discussion and Analysis of Financial Condition
        and Results of Operations                                            9

PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings                                               11

    Item 2. Changes in Securities                                           11

    Item 3. Defaults Upon Senior Securities                                 11

    Item 4. Submissions of Matters to a Vote of Security Holders            11

    Item 5. Other Information                                               11

    Item 6. Exhibits and Reports on Form 8-K                                11

                           JD AMERICAN WORKWEAR, INC.
                                 BALANCE SHEETS
                                   (unaudited)

                                          November 30, 1999   February 28, 1999
                                          -------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                   $   14,976          $  174,472
  Accounts receivable, net of allowance          197,689             751,397
  Inventories                                  1,496,643           1,267,628
  Prepaid expenses, current portion              181,149             181,149
  Loans receivable, employees                      7,787              20,193
                                              ------------------------------
     Total current assets                      1,898,243           2,394,839

Property and equipment, net                      238,498             269,323
Intangible assets, net                            61,341              61,341
Prepaid expenses, long-term                       33,621             154,540
Other assets, net                                    800               4,998
                                              ------------------------------

     TOTAL ASSETS                             $2,232,503          $2,885,041
                                              ==============================

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                           BALANCE SHEETS -- CONTINUED
                                   (unaudited)

                                                               November 30, 1999      February 28, 1999
                                                               ----------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current liabilities:
  Current portion of long-term debt                                $   200,000           $   306,674
  Accounts payable and accrued expenses                                335,994               284,900
  Accrued interest on notes payable                                     47,547                30,366
  Short-term loans                                                     106,458                    --
                                                                   ---------------------------------
    Total current liabilities                                          689,999               621,940
                                                                   ---------------------------------
Long-term debt, net of current portion                                 163,996               205,756
                                                                   ---------------------------------

Stockholders' equity:

Preferred stock, authorized 1,000,000 shares:
Series A, $.001 par value 191 shares issued and
  outstanding, (liquidating preference $447,500);                           --                    --
Series B, $.001 par value 2,343 shares issued and
  outstanding, (liquidating preference $2,928,750)                           3                     3
Common stock, $.002 par value; authorized, 7,500,000
  shares; issued and outstanding, 2,569,427 and 2,248,241
  shares at November 30, 1999 and February 28, 1999,
  respectively                                                           4,947                 4,496
Additional paid-in capital                                           5,335,810             5,046,177
Detachable warrant                                                   3,196,000             3,196,000
                                                                      (112,500)
Accumulated deficit                                                 (7,038,626)           (6,189,331)
                                                                   ---------------------------------
   Total Stockholders' equity:                                       1,378,508             2,057,345
                                                                   ---------------------------------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                           $ 2,232,503           $ 2,885,041
                                                                   =================================

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

For the Three months ended                                 November 30, 1999      November 30, 1998
                                                           ----------------------------------------
Revenues
Net sales                                                     $    76,360           $   264,619
Cost of goods sold                                                143,513               169,188
                                                              ---------------------------------
Gross profit                                                      (67,154)               95,431

Operating Expenses:
Payroll and payroll taxes                                          69,841               137,994
Selling Expenses                                                   40,938                37,071
Consulting Expenses                                                76,831                80,419
Contract Labor                                                      2,000                   250
Depreciation and amortization                                      14,326                 6,176
Employee benefits                                                   8,256                10,401
Freight and delivery                                                2,324                17,058
Professional fees                                                  23,419                30,961
Rent                                                                1,693                10,805
Supplies                                                            1,242                 9,421
Telephone                                                           2,143                 5,072
Travel and entertainment                                            6,657                38,314
Other                                                              22,416                34,514
                                                              ---------------------------------
     Total operating expenses                                     272,084               418,455
                                                              ---------------------------------
     Operating loss                                              (339,238)             (323,024)
Interest income (expense)                                         (28,586)                7,170
                                                              ---------------------------------
NET LOSS                                                      $  (367,824)          $  (315,854)
                                                              =================================
Net loss per common share                                     $      (.14)          $      (.16)
                                                              =================================
Weighted average number of common shares outstanding            2,569,427             2,034,800

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

For the Nine months ended                                  November 30, 1999     November 30, 1998
                                                           ---------------------------------------
Revenues
Net sales                                                     $   545,304           $   406,273
Cost of goods sold                                                486,840               260,685
                                                              ---------------------------------
Gross profit                                                       58,463               145,588

Operating Expenses:
Payroll and payroll taxes                                         318,044               239,925
Selling Expenses                                                   53,075                59,324
Consulting Expenses                                               146,143               148,574
Contract Labor                                                     10,823                   550
Depreciation and amortization                                      28,358                12,986
Employee benefits                                                  37,372                18,889
Freight and delivery                                               35,473                29,994
Professional fees                                                  69,668               106,399
Rent                                                                6,488                18,275
Supplies                                                            5,856                12,110
Telephone                                                          12,760                10,113
Travel and Entertainment                                           30,451                49,184
Other                                                              62,283                61,869
                                                              ---------------------------------
     Total operating expenses                                     893,623               748,192
                                                              ---------------------------------
     Operating loss                                              (835,160)             (622,604)
Interest income (expense)                                         (28,586)              (21,178)
                                                              ---------------------------------
NET LOSS                                                      $  (863,746)          $  (643,782)
                                                              =================================
Net loss per common share                                     $      (.33)          $      (.32)
                                                              =================================
Weighted average number of common shares outstanding            2,569,427             2,009,849

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

For the nine months ended                                November 30, 1999    November 30, 1998
                                                         --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                 $  (863,746)          $  (643,782)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
   Depreciation and amortization                                28,358                12,986
   Securities issued for services rendered                      40,000               194,500
   Securities issued for interest payments                                                --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                  553,708              (170,276)
   (Increase) decrease in inventories                         (229,015)             (392,193)
   (Increase) decrease in other assets                         139,295               (58,917)
   Increase (decrease) in accounts payable                      68,202              (147,073)
                                                           ---------------------------------
   Net cash (used in) operating activities                    (263,125)           (1,204,755)
                                                           ---------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                            (2,467)              (61,478)
                                                           ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal advances on notes payable and long-term
debt                                                                                      --
Sale of preferred stock                                              0             2,500,000
Repayments on notes payable and long-term debt                 (41,904)             (151,339)
Costs of raising capital                                                            (166,442)
Exercise of stock options                                      148,000                    --
                                                           ---------------------------------
Net cash (used in) provided by financing
activities                                                     106,096             2,182,219
                                                           ---------------------------------
NET INCREASE (DECREASE) IN CASH                               (159,496)              915,986
Cash and cash equivalents - beginning of period                174,472                16,932
                                                           ---------------------------------
CASH - END OF PERIOD                                       $    14,976           $   932,918
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

      The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 1999. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 29, 2000.

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

      Historically, the Company used a team of independent sales representatives, regional sales directors, and sales agents to generate sales. The Company established a representative network based principally upon industry grouping of the account types which the representative may solicit. During the fiscal year ended February 1999, the Company shifted focus and added three full-time, in-house salaried executives to its sales force. These sales executives brought a variety of sales and marketing experience to the Company, and enabled the Company to target traditional and new markets for the Company's products. Due to cash flow shortages, however, the Company was forced to lay off its sales force during the fiscal year ended February 2000,

      For the reasons stated above, the Company believes that its results of operations for the nine month periods ended November 30, 1999 and 1998 are not necessarily indicative of the Company's future results of operations.

      Three months ended November 30, 1999 compared to three months ended November 30, 1998. Net sales for the three month period ended November 30, 1999 decreased approximately 71% to $76,360 from $264,619 for the three month period ended November 30, 1998. The decrease is directly attributable to a decrease in unit volume as a result of the reduction in the Company's sales force. Cost of goods sold for the three months ended November 30, 1999 was $143,513 compared to $169,188 for the three months ended November 30, 1998. Gross margin for the three month period ended November 30, 1999 was negative compared to 36.0% for the three months ended November 30, 1998. The negative gross profit is primarily due a recovery of inventory during the quarter to settle old accounts receivable. In an effort to collect and/or reduce outstanding accounts receivable, the Company has in certain cases agreed to accept a return of its own inventory in satisfaction of older receivables, resulting in a charge against gross profit of approximately $90,000 during the quarter.

      Operating expenses decreased to $272,084 for the three months ended November 30, 1999 from $418,455 for the three months ended November 30, 1998. Cost cutting measures were implemented in many categories including approximately $68,000 decrease in payroll costs. Interest expense increased to $28,586 due to increases in short-term borrowings.

      The net loss for the three months ended November 30, 1999 was $367,824 ($.14 per share) compared to a net loss of $315,854 ($.16 per share) for the three months ended November 30, 1998.

      Nine months ended November 30, 1999 compared to nine months ended November 30, 1998. Net sales for the nine month period ended November 30, 1999 increased approximately 34% to $545,304 from $406,273 for the nine month period ended November 30, 1998. The increase is directly attributable to an increase in unit volume. Cost of goods sold for the nine months ended November 30, 1999 was $486,840 compared to $260,685 for the nine months ended November 30, 1998. Gross margin for the six month period ended November 30, 1999 was 11% compared to 35.8% for the nine months ended November 30, 1998. The decrease in gross profit percentage is primarily due to a shift from direct marketing and sales to higher volume retailers, catalog merchants and rental customers, all of whom are resellers rather than consumers of these products, as well as accepting return of its own inventory in satisfaction of certain older receivables.

      Operating expenses increased to $893,623 for the nine months ended November 30, 1999 from $748,192 for the nine months ended November 30, 1998, reflecting, among other things, increases in payroll and related expenses during earlier quarters. Interest expense increased to $28,586 for the nine months ended November 30, 1999 from $21,178 for the nine months ended November 30, 1998

      The net loss for the nine months ended November 30, 1999 was $863,746 ($.33 per share) compared to a net loss of $643,782 ($.32 per share) for the nine months ended November 30, 1998.

Liquidity and Capital Resources

      Net cash used in operating activities was $263,125 for the nine months ended November 30, 1999 compared to $1,204,755 for the nine months ended November 30, 1998. The Company is continuing to reduce its levels of inventory and has steadily decreased its levels of production over the first nine months of the fiscal year. Accounts receivable decreased approximately 74% to $197,689 from February 28 to November 30, 1999 as a result of the acceptance by the Company of a return of its inventory in satisfaction of certain older receivables. Accordingly, inventory increased approximately 18% during the first nine months of fiscal 2000.

      The Company made no capital expenditures for the nine months ended November 30, 1999, compared to $61,478 for the nine months ended November 30, 1998.

      Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through the year ended February 28, 1999. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 29, 2000 and to meet its business strategy of achieving significant market penetration of its JD workwear products. Also, additional capital will be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in maintaining the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. As a result of the expansion of inventory in contemplation of sales to union workers and the failure of the union to support marketing activities to union members, the Company has and continues to experience cash flow shortages. The Company's inability to timely pay vendors and service providers as a result of a cash flow shortage has and will continue to adversely affect the Company's operations. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

      Through November 30, 1999, the Company has experienced substantial losses, and at November 30, 1999 had an accumulated deficit of approximately $7,038,626. The Company has not been able to pay all of its obligations as they have become due, and expects to incur additional losses before it achieves profitable operations, which raises substantial doubt about the Company's ability to continue as a going concern.

      Inflation is not expected to have a major impact on the Company's operations.

Year 2000 Issue

      The Company incurred no material expese as a result of so-called "Y2K" issue.

Acquisition of Patina Corporation

      On December 27, 1999 the Company completed the purchase of 100% of the outstanding stock of Patina Corporation for 3,329 shares of Series C 6% Convertible Preferred Stock. In addition, the Company agreed to issue, when available, 5,000,000 restricted common shares for earn-up provisions, as defined in Patina Corporation agreements. See Form 8-K/A of the Company as filed with the Commission on January 13, 2000. Patina Corporation consists of the parent and three wholly owned subsidiaries: Owosso Corporation that provides commercial building demolition, Chitacqua Corporation that provides asbestos abatement services, and Foster Jordan, Inc. providing commercial and marine construction services. Patina Corporation assets consist of various heavy equipment, machinery, vehicles, and office furnishings with appraised values exceeding $3,329,000. Patina Corporation has had no business through the period ending November 30, 1999.

      The agreements with Patina Corporation are contingent on the Company receiving financing of $2,500,000 on or before January 22, 2000. In the event the Company has not received said financing, the parties have agreed to an orderly disengagement.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      N/A

Item 2. Changes in Securities and use of Proceeds.

      N/A

Item 3. Defaults Upon Senior Securities

      N/A

Item 4. Submissions of Matters to a Vote of Security Holders

      N/A

Item 5. Other Information

      On December 27, 1999 the Company completed the purchase of 100% of the outstanding stock of Patina Corporation for 3,329 shares of Series C 6% Convertible Preferred Stock. In addition, the Company agreed to issue, when available, 5,000,000 restricted common shares for earn-up provisions, as defined in Patina Corporation agreements. See Form 8-K/A of the Company as filed with the Commission on January 13, 2000.

      The agreements with Patina Corporation are contingent on the Company receiving financing of $2,500,000 on or before January 22, 2000. In the event the Company has not received said financing, the parties have agreed to an orderly disengagement.

Item 6. Exhibits and Reports on Form 8-K

n/a

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JD AMERICAN WORKWEAR, INC.


                                        By:  /s/ Norman Birmingham
                                            ------------------------------------
                                             Norman Birmingham, President
                                             (Principal Executive Officer)


                                            ------------------------------------

Date: January 19, 2000

JD AMERICAN WORKWEAR