Form 10KSB40
period 2000-02-29
JD AMERICAN WORKWEAR INC
filed 2000-06-13
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended FEBRUARY 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

                          Commission file No. 33-98682

                           JD AMERICAN WORKWEAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        05-0460102
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)

46 OLD FLAT RIVER ROAD COVENTRY, RHODE ISLAND                      02816
---------------------------------------------                    ----------
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

     State the issuer's revenues for its most recent fiscal year: $ 103,567

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 9, 2000 was approximately $3,093,945 based upon the closing sale price of $1.1875 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 9, 2000.

     As of June 1, 2000 the registrant had 2,605,427 shares of Common Stock, $.002 par value, outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                           JD AMERICAN WORKWEAR, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                             3

Item 2.   Properties                                                          15

Item 3.   Legal Proceedings                                                   15

Item 4.   Submission of Matters to Vote of Securities Holders                 15

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters                                                      16

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Opera                                                17

Item 7.   Financial Statements                                                22

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            22

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
          Compliance with Section 16(a) of Exchange Act                       24

Item 10.  Executive Compensation                                              26

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                          29

Item 12.  Certain Relationships and Related Transactions                      32

                                     PART IV

Item 13.  Exhibit List and Reports on Form 8-K                                34

                                     PART I

ITEM 1. BUSINESS.

RECENT DEVELOPMENTS

PATINA CORP. ACQUISITION

On June 12, 2000 the Company completed the acquisition of 100% of Patina Corp., which includes assets of its subsidiary International Machine and Welding, Inc. Patina Corp. is a holding corporation that acquires going concerns and/or assets of various businesses. Patina Corp. was formed in April 1999 for such functions and immediately undertook to find acquisitions and purchased its first subsidiaries in August 1999. Patina Corp. immediately began to seek funding using various assets of its demolition, construction and asbestos abatement subsidiaries. Funding was not secured for the various contracts and opportunities that arose between inception and May 31, 2000. On May 31, 2000 all agreements related to the subsidiaries ceased and the assets were returned to their respective owners. While Patina Corp. or JD American Workwear, Inc. through its construction management division anticipates doing business with these associates the original contract and the assets that were described in the anticipated transaction announced in August 1999 are no longer under the control of Patina Corp.

However,   the  assets  acquired  on  June  1,  2000  in  an  agreement  between
International Commerce and Finance, Inc. and Patina Corp. allows the terms and conditions of the amended contract with Patina Corp. to close.

These assets include a 28,000 square foot machine shop and 38 acres of commercially zoned land in Bartow, Florida and all the tools and machinery to make this facility the largest machine shop South of Jacksonville, Florida. The operation also includes a heavy equipment and parts sales operation. The combined entities expect a minimum of $3 million in revenue in its first full fiscal year. Certain management of the former business located at this site are employees of the Company and are well known in the area. These management personnel have been responsible for sales well in excess of the Company projections, each year, over the last thirty years. It is anticipated that this subsidiary will provide $500,000 in net operating profits in its first full fiscal year.

The contract terms require up to $6,500,000 of assets to be included based on the appraised value of the equipment, machinery, land buildings, receivables and other assets and $3,000,000 in sales contracts or commitments to be included.

Patina Corp. awaits the signing of a $3,000,000 contract to repair and rehabilitate a structure for the New York State Department of Transportation. The award letter has been received and all the requirements have been fulfilled and have been returned to the agency. It is anticipated that the project will begin in July 2000. This contract, when signed, will be managed by the JD American construction management division. Simultaneous with the receipt of the contract an additional $1 million dollars in heavy equipment will be added to the asset base.

The acquisition is being funded with 11,300 shares of a newly created 6% Series C Convertible Preferred Stock with a stated value $1,000 per share and conversion rights into common stock at $1.00 per share when available. 1,500 of these shares are issued and outstanding but held in escrow for use in paying the earn-up provisions expected to be included in the employment agreements of the management of the subsidiary. Additionally, the Preferred Shares pay a dividend of 6% per annum payable in cash or in kind semi-annually. These shares have voting rights equaling 3,562,500 shares.

INTERNATIONAL COMMERCE AND FINANCE, INC.

On June 1, 2000 the Company signed an option agreement with International Commerce and Finance, Inc. to have the right of first refusal to acquire any and all projects that are currently under contract or may be conceived, acquired or partnered for two years for the sum of 25,000 restricted common shares.

International Commerce and Finance, Inc. currently has the management contract and an option to purchase a going concern with a one stop solution to the banking industries needs and desire to integrate their branch banking system with personal computer networks relieving themselves of expensive hardware, programming and a technical staff to run the infrastructure. The solutions company has been successful in maintaining an average of $5,000,000 in sales for the last several years. The solutions company anticipates growth from newly signed contracts to produce up to an additional $3,000,000 in revenue this fiscal year with profit margins of 10% or greater. Additional contracts are in the final negotiation stage.

RHODE ISLAND TRUCK AND EQUIPMENT CORP.

The Company completed the acquisition of Rhode Island Truck and Equipment, Corp. on June 10, 2000. The Stock Purchase Agreement requires JD American Workwear, Inc. to pay one share of restricted common stock for each dollar of appraised value of the assets.

Rhode Island Truck and Equipment, Corp. provides sales of commercial trucks and construction related equipment and tools. Additionally they provide hauling, paving and commercial and demolition recycling. With an additional bonding line substantial growth for its operations are expected. Total annual revenues are expected to be $1,000,000 from the construction services sector and $200,000 in construction equipment. Net pre tax profit is expected to be in the 10% to 20% range.

Founded in 1995 the operations reached sales of in excess of $500,000 with limited or no funding with profits of between 5% and 25% through their operating history.

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

The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock, which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment.

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

The Company and ULLICO entered into a Registration Rights Agreement dated April 9, 1998, which requires the Company, upon written request, to file a registration statement for the public resale of the Common Stock issued on conversion of the Series B Preferred Stock. The Company is required to file and cause to become effective a maximum of two registration statements, excluding registration statements on Form S-3. The Company shall not be obligated to affect more than one registration and Form S-3 during any six-month period and shall be obligated to file and cause to become effective no more than six registration statements on Form S-3. No registration statement is required to be filed unless the proposed public offering price of the securities under such registration shall be at least $5 million prior to deducting underwriting discounts and commissions). The Registration Rights Agreement also provides for incidental registration.

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

GENERAL

The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products. The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company's industrial workwear products consist of an extensive line of commercial and industrial footwear and workwear highlighted by its two key proprietary safety products, denim safety work jeans ("JD Safety Work Jeans(TM)") and cotton/poly blend uniform style Safety Work Pants ("JD Safety Uniform Pants(TM)"). The Company's initial product, JD Safety Work Jeans, was designed and patented by David N. DeBaene, the Company's founder and President and was thereafter assigned to the Company in January, 1995. In June 1997, the Company was awarded a second patent with respect to certain unique functional characteristics of its Safety Uniform Pants. In February 2000 the Company received notice from its' President advising of the allowance of a Patent, for inclusion in our product line on a Safety Work Pant that includes a built in back brace. The pants cannot be worn without the detachable back brace, which acts as the waist band, belt and back support. This feature allows the user a strap free environment and increases work place safety by reducing the potential, for getting "hung' by the straps of conventional back support systems. See "BUSINESS - Patents and Proprietary Rights." The Company markets its products throughout the United States and internationally principally for industrial and manufacturing applications.

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

BUSINESS STRATEGY

The Company's objective is to become a leading provider of safety workwear products. To achieve this objective, the Company is pursuing a business strategy which includes the following principal elements: (i) expand product acceptance for its proprietary products - JD Safety Work Jeans and JD Safety Uniform Pants;
(ii) identify and pursue customers with large manufacturing and construction bases of employees and safety requirements, (iii) develop a direct consumer market via the Internet for all product lines, (iv) an extensive line of commercial and industrial footwear and workwear to complement its proprietary core products, and (v) licensing of the proprietary patents for manufacture and direct distribution removing the handling and warehousing cost from the company, reserve the ability for the company to purchase, at a substantial discount from the manufacturer thereby reducing the need to carry raw material inventory.

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

IDENTIFY AND ADD A FOCUS TOWARD PATENT LICENSING. We intend to seek manufacturers, distributors, uniform rental and industrial garment launderers to purchase licensing rights for our patented products. The intention is to sell certain rights and to collect future royalties from these agreements while purchasing products from those licensees for direct shipment to our other customers obtained through our marketing efforts.

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

PRODUCTS AND FEATURES

The Company offers four types of products: JD Safety Work Jeans, JD Safety Uniform Pants, JD Rugged 5-pocket Jeans and Private Label Conventional Workwear. For the fiscal year ended February 29, 2000, sales of the JD Safety Work Jeans accounted for approximately 31% of revenues, sales of JD Safety Uniform Pants accounted for approximately 54%, and sales of JD Rugged 5-pocket Jeans accounted for approximately XX%. For the fiscal year ended February 28, 1999, sales of the JD Safety Work Jeans accounted for approximately 38% of revenues while sales of JD Safety Uniform Pants accounted for approximately 18%, and sales of JD Rugged 5-pocket Jeans accounted for approximately 32%.

JD SAFETY WORK JEANS. JD Safety Work Jeans are constructed of heavy denim and leather, are designed for worker protection, durability and comfort and are machine washable. They are produced from 100% American made materials manufactured in America to the Company's strict design specifications and typically retail in the $35 to $45 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Work Jeans feature a permanent built-in closed cell polymer padding in the knee area secured in place by a moisture resistant protective leather sheathing, providing a cushion between the knee and any work surface. This feature offers protection and comfort when kneeling or leaning on surfaces that are hard, damp, cold, slippery or rough. JD Safety Work Jeans also feature high quality leather sheathing strategically placed on the seat creating a surface, which is extremely durable, pliable and slip resistant. The Company believes that JD Safety Work Jeans increase job productivity by offering the wearer a high level of protection with much greater ease of movement than found in conventional (external) kneepads. Independent lab tests performed at various times from 1993 through the date of this report have demonstrated that JD Safety Work Jeans are more durable and more protective than most workwear, as measured against accepted industry standards. A patent issued in 1991 protects certain functional properties of the JD Safety Work Jeans. JD Safety Work Jeans are offered in fifty-five sizes.

JD SAFETY UNIFORM PANTS. JD Safety Uniform Pants are cotton/poly blend uniform style work pants, which incorporate many of the unique features and concepts of JD Safety Work Jeans. JD Safety Uniform Pants were developed following substantial materials research and testing and are durable enough to withstand repeated high temperature industrial laundering. Like JD Safety Work Jeans, they are designed for worker protection, durability and comfort, are produced from 100% American made materials and are manufactured in America to the Company's exact design specifications and typically retail in the $35 to $39 price range. The Company's sales to catalogs and retailers are at a lower price than the retail price. JD Safety Uniform Pants also feature a permanent built-in closed cell polymer padding in the knee area covered by a unique proprietary protective sheathing material developed by the Company. This material will not absorb most liquids commonly encountered by industrial workers, such as water, pesticides, petroleum fuels, and many chemicals. In addition, this sheathing material is extremely durable, highly resistant to abrasion, punctures and tears. The Company developed this product to meet what it believes is a large and unmet need for work clothes with the protection, comfort and durability of JD Safety Uniform Pants. JD Safety Uniform Pants are offered in fifty-five sizes, and in five different colors.

JD RUGGED 5-POCKET JEANS. During fiscal 1999, the Company began marketing and selling, JD Rugged 5-Pocket Jeans, a non-proprietary heavy denim work jean, to complement it's line of JD Safety Work Jeans and JD Safety Uniform Pants. JD Rugged 5-Pocket Jeans are produced from 100% American made materials manufactured in America to the Company's strict design specifications and typically retail in the $25 to $29 price range. JD Rugged 5-Pocket Jeans are offered in fifty-five sizes.

MANUFACTURING AND SOURCES OF SUPPLY

PROPRIETARY PRODUCTS. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are manufactured in the United States exclusively from raw materials produced in the United States. Some of the component parts and subassemblies are manufactured by the Company, however, final assembly is performed by outside contractors. The Company's proprietary products are manufactured to strict Company specifications. Historically, the Company had a manufacturing arrangement with Reed Manufacturing Co., Inc. ("Reed") pursuant to which Reed manufactured both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. In December, 1997, in contemplation of an equity investment by ULLICO, the Company began producing JD Safety Work Jeans and JD Safety Work Uniform Pants in contractor facilities covered by collective bargaining agreements. As a result, the Company established manufacturing relationships with Fine Vines, Inc. ("Fine Vines") and East Texas Sportswear, Inc ("East Texas Sportswear"). Fine Vines has subsequently discontinued
operations. On November 2, 1998 it was determined that the Company would no longer produce garments at the union facility East Texas Sportswear. The Company determined that the failure of union locals, the Union of Needle Trades, Industrial and Textile Employees, commonly known as Unite and ULLICO to support the sales efforts and provide required services, marketing assistance and information agreed to as inducement to complete the ULLICO funding made continued purchasing of higher price union made products unfeasible. The Company shifted some manufacturing to Magee Apparel Company. ("Magee") and continues to use Reed to produce certain products.

We believe that our supply arrangement with a limited number of manufacturers provides consistency and quality of our products. While the Company believes that the interruption of production of these products, without sufficient notice, would have a material adverse effect on the Company's operations until alternative sources are secured, it also believes that there are adequate alternative sources of manufacturing services. However, if the Company were to receive sufficient notice, it believes that it can obtain manufacturing services from a variety of sources.

The Company may in the future seek to establish relationships with other manufacturing facilities having full-scale capabilities to handle the Company's product line. The Company intends that all of its products will be manufactured inside the United States or in Mexico under the terms the North American Free Trade Agreement, specifically using section 807. In October 1999 meetings were held with the Bancomext Trade Commission of Mexico to explore the feasibility of this program.

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

Most of the raw materials and components required by the Company are supplied by the Company to its manufacturers under a consignment arrangement. The lead-time between ordering and receipt of raw materials varies with the materials involved, but generally ranges from three weeks to six weeks. Generally, the Company must make advance purchases of most component raw materials for the JD Safety Work Jeans and JD Safety Uniform Pants. These raw materials include padding for the knees, sheathing for the knees and buttocks as well as the twill fabric for the Safety Uniform Pants. The Company has not experienced any difficulties in obtaining raw materials on commercially reasonable terms, however, the disruption of its supply of these materials would have a material adverse effect on the Company's operations.

QUALITY CONTROL. Management believes that maintaining high quality manufacturing standards is important to its competitive position and also believes that the Company has developed a reputation for high quality products. The Company maintains quality control systems and procedures which it reviews with its manufacturing personnel and which it modifies as appropriate. The Company's quality control systems and procedures include inspection of each fully assembled pant to verify performance and safety features.

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

DIRECT MARKETING SALES. The Company advertises and markets its products through direct mailings, participation and exhibition of products at industrial trade shows, personal solicitations at businesses, which have been identified as likely purchasers of the Company's products and industry referrals. In May and October, 1998, and October 1999 the Company's JD Safety Work Jeans and JD Safety Uniform Pants were featured in mailers sent by Mason Shoe Company as a companion insert to Mason's own footwear catalog, to a significant portion of Mason's retail customer base of approximately 2 million mechanics, tradesmen and other blue collar workers.

The Company  maintains a proprietary  mailing list derived from various  sources consisting of both established customers and persons responding to advertisements in trade magazines and similar publications. The Company makes several mailings to this list annually. In addition, as a result of its relationship with ULLICO, the Company has targeted union members in the building trades, distributing brochures and product samples in union halls and on larger union job sites. The project with ULLICO has been unsuccessful due in large part to undelivered mailing lists, undelivered advertising sources to union members and the general failure of ULOLICO to provide the assistance that was the inducement used by ULLICO to have the Company accept its investment and manufacture products at union sites that increased the manufacturing costs of certain JD products significantly. The Company intends to continue to aggressively pursue direct marketing opportunities as its customer base and product line grow.

CATALOG SALES. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several catalog merchants for resale to consumers. The Company's Proprietary Safety Workwear are featured in issues of the JC PENNEY CATALOG, JC PENNEY WORKWEAR CATALOG, MODERN FARM, THE SPORTSMANS' GUIDE, DELTA SAFETY PRODUCTS, ERGO SHOP, AND MASTERMAN'S. Approximately twenty million copies of the JC PENNEY CATALOG displaying JD SafetyWork Jeans were mailed in each of June 1998, November 1998, June 1999, and November 1999. Sales to catalog merchants accounted for approximately 17% of revenues for the fiscal year ended February 29, 2000 and approximately 28% for fiscal 1999.

DISTRIBUTOR SALES. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several distributors for resale to consumers. The Company's distributor network consists of five domestic distributors. Typically, distributors maintain inventory in order to offer rapid delivery to their customers. Sales to distributors accounted for approximately 30% of revenues for the fiscal year ended February 29, 2000 versus 34% of total revenues for the fiscal year ended February 28, 1999.

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

UNIFORM RENTAL SERVICE CUSTOMERS. The Company's JD Safety Uniform Pants are sold to several leading uniform rental companies throughout the United States and Canada. During fiscal 1999, the Company began working with Unifirst Corporation to develop a joint marketing program for JD Safety Uniform Pants utilizing Unifirst's hundred's of sales representatives and thousands of uniform route drivers. Sales to uniform rental service customers accounted for approximately

17% of revenues for the fiscal year ended February 29, 2000 and approximately 13.3% for fiscal 1999. Initial negotiations have begun with these customers to license the patents owned by the Company for manufacturing at these customers facilities. These programs would substantially reduce the cost to these customers, even with the royalty to be provided to the Company, and would also allow for the expansion of their markets because of the reduction in price then available to their rental customers. JD American Workwear, Inc. would be able to purchase garments to meet other sales demand and would also allow these manufacturing facilities to direct ship the product to the end user.

RETAIL CUSTOMERS. As a result of the Company's focus in developing brand awareness for the JD Safety Work Jeans and JD Safety Uniform Pants, the Company has been able to attract several independent and national retailers. Because the Company's products typically are worn by tradesmen and laborers, the Company believes that it's products are better displayed in stores selling hardware, building materials and farm supplies as opposed to traditional clothing retailers. The Company sells JD Safety Work Jeans to Payless/Cashways for display in approximately 75 of its more than 200 stores throughout the Midwest. Sales to retailers accounted for approximately 8% for the fiscal year ended February 29, 2000, and approximately 16.8% of revenues for the fiscal year ended February 28, 1999.

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

In February 2000, the Company was notified of the acceptance of claims covering certain functional features to be incorporated in a new product, the JD Safety Back Brace Pant. The functional features are the function and use of the design in the back brace, its detachable feature, and coupling mechanism for the brace to the pant.

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

RESEARCH AND DEVELOPMENT

The Company continues to develop new proprietary and non-proprietary products to add to its product line. During fiscal 1998 and continuing into fiscal 1999, the Company developed a tanning process to incorporate blue and other color leather sheathing into the JD Safety Work Jean in response to customer requests, without compromising the durability and washability of the traditional brown leather sheathing products. The Company has also developed and is beginning to market a line of gardening pants, for the professional and recreational landscaper, and a line of children's wear, each incorporating the Company's proprietary safety features. During fiscal 1999 the Company expended approximately $53,000 on research and development activities.

CUSTOMER DEPENDENCE

For fiscal 2000, the Company's largest customers each representing more than 5% of shipments accounted for approximately $128,163, or 56.5%, of the Company's fiscal 2000 shipments. These customers, their respective purchases and the % of the Company shipments include Cintas $15,046 6.6%, JC Penney $38,172 16.8%, Mason Shoe Company $14,693 6.5%, Safety Shoe Distributors $11,065 5%, and Unifirst Corporation $49,187 21.7%. For fiscal 1999, the Company's customers who exceeded 5% of sales were JC Penney 23%, UniFirst 13%, RI Truck and Equipment Co. 11% and New England Seed Co. 11%.

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

EMPLOYEES

At June 1, 2000, the Company had 6 employees or contractors all devoting full-time hours. Of these workers, two are performing executive and marketing functions, two are performing accounting, financial and office functions, and two are performing production and fulfillment functions.

CERTAIN CONSIDERATIONS

This Form 10-KSB, other documents of the Company and statements made by members of management of the Company, in each case, may contain forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include the following:

ACCUMULATED DEFICIT AND OPERATING LOSSES AND ANTICIPATED CONTINUING LOSSES; EXPLANATORY LANGUAGE IN AUDITOR'S REPORT REGARDING ABILITY TO CONTINUE AS GOING CONCERN. The Company had an accumulated deficit at February 29, 2000 of $8,779,451 and incurred a net loss of $2,397,120 for the fiscal year ended February 29, 2000. At February 28, 1999, the Company had an accumulated deficit of $6,189,331 and incurred a net loss of $1,692,765 for the fiscal year ended February 28, 1999. In the fiscal year ended February 29, 2000 the Company made a prior period adjustment to account for the accrual of interest due ULLICO, which had not been recorded because of an erroneous treatment as a dividend. Because the Company is changing its method of marketing and order fulfillment, it is expected that the Company will continue to sustain losses for part if not all of the fiscal year ending February 28, 2001, and perhaps thereafter. The Company had significant negative cash flow from operations during each of fiscal 1999 and 2000 and the Company continued to experience negative cash flow as it built inventory to be in a position to aggressively pursue market opportunities. Additionally, the Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The reports of the Company's auditors concerning the Company's financial statements for each of the two years ended February 29, 2000 have and will include an explanatory paragraph expressing substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEED FOR ADDITIONAL FINANCING. Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through most of fiscal 2000. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2001 and to meet its business strategy. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the

Company's manufacturing and marketing activities, or if product demand exceeds expected levels. As a result of the expansion of inventory in contemplation of sales to union workers as well as the increase in receivables generated through increased sales, the Company has and continues to experience cash flow shortages. The Company's inability to timely pay vendors and service providers as a result of a cash flow shortage will adversely affect the Company's operations. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

MANUFACTURING AND DISTRIBUTION RISKS. Although the Company has established numerous customer relationships as well as relationships with suppliers and manufacturers to conduct operations at higher unit volumes, difficulties may be experienced in inventory management, product distribution and other areas until the Company's operations have been scaled up for some period of time. Since the Company entered into manufacturing arrangements with Fine Vines and East Texas Sportswear and then shifted production from Fine Vines to Magee Apparel, difficulties such as production delays and quality control problems have been encountered. The Company has switched manufacturers on four occasions, once because of the Company's capital constraints in meeting minimum production levels, once because of the manufacturer's quality control problems, once in compliance with the terms of the failed ULLICO transaction, and most recently because the manufacturer discontinued operations. Two of these past incidents caused an inventory shortage, which adversely affected the Company's operations. Stockholders should be aware that unanticipated problems, many of which may be beyond the Company's control, could be encountered. These include, but are not limited to, product development, marketing and customer support problems, increased competition, new manufacturer learning curve, and lack of credibility with suppliers and customers. Moreover, due the limited and sporadic nature of the Company's production runs, it is not feasible for the Company to expect vendors to react quickly, efficiently and on a cost-effective basis to the Company's production demands. There can be no assurance that the Company's products will achieve broad based market acceptance or that in view of the extensive manufacturing, sales and marketing and general overhead costs expected to be incurred by the Company, that any sales will result in positive cash flow or profitable operations.

LIMITED CUSTOMER BASE; SEASONALITY. A significant amount of the Company's past sales have been derived from a relatively small number of customers. Failure of the Company to expand its customer base could have a material adverse effect on the Company's results of operations. The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company will be somewhat less sensitive to the seasonal trends, which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced, but not eliminated.

SALES AND MARKETING. The Company has shifted from a network of non-exclusive sales representatives to a focus on patent licensing and beginning in fiscal 2001 Internet direct sales. The Company's future growth and profitability will depend in part, on the success of this Internet sales activity. The Company continues to develop and continue relationships with traditional and new accounts.

DEPENDENCE ON LIMITED MANAGEMENT; The success of the Company is substantially dependant on the efforts and abilities of its founder and President, David N. DeBaene, and Norman J. Birmingham, its Chief Financial Officer. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by Messrs. DeBaene and Birmingham. The loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and prospects.

CONTROL BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS. Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire) approximately 32.1% of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers.

POSSIBLE CHANGE IN CONTROL. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock, which is currently convertible into 500,000 shares of Common Stock, and holds warrants to purchase 799,000 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.

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

As a result of the purchase, management believes that its current facility will be satisfactory to meet the Company's needs for the foreseeable future; however, the surrounding land included in the purchase would enable the Company to expand the size of this facility, if necessary

ITEM 3. LEGAL PROCEEDINGS

There are legal proceedings involving the Company that are not from the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     1. (a) MARKET INFORMATION. Since the April 1996 closing of the Company's initial public offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "JDAW". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                  Bid Prices
                                                              ------------------
                                                               High        Low
                                                              -------    -------
FISCAL 2000
First Quarter (March 1, 1999 through May 31, 1999)            $ 3.625    $ 2.375
Second Quarter (June 1, 1999 through August 31, 1999)         $ 3.625    $  2.50
Third Quarter (September 1, 1999 through November 30, 1999)   $ 3.125    $  1.50
Fourth Quarter (December 1, 1999 through February 29, 2000)   $ 2.125    $  0.90

FISCAL 1999
First Quarter (March 1, 1998 through May 31, 1998)            $  4.75    $ 3.375
Second Quarter (June1, 1998 through August 31, 1998)          $4.9375    $2.8125
Third Quarter (September 1, 1998 through November 30, 1998)   $ 4.375    $  3.00
Fourth Quarter (December 1, 1998 through February 28, 1999)   $  4.25    $  2.75

The closing bid price of the Company's Common Stock as reported by the OTCBB was $1.1875 on June 9, 2000.

     (b) HOLDERS. As of June 12, 2000 there were approximately 330 record holders of the Company's Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal 2000 Mission Bay Consultants, Inc. exercised stock options on three different dates investing in the Company $66,750, and receiving 9,000 common shares on March 8, 1999, 10,000 common shares on June 10, 1999, and 40,000 shares on July 9, 1999. First Dunbar exercised 6,000 warrants on October 15, 1999 investing $18,750 in the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Since its inception, the Company has been involved in the design and development of its products, the development of its relationships with its suppliers and manufacturing contractors and the marketing of its products through various distribution channels. First commercial shipments of JD Safety Work Jeans were made in September 1993. First commercial shipments of an early version of JD Safety Uniform Pants were made during 1995. Following the Company's initial public offering in January 1996, the Company significantly increased its expenditures for inventory, salaries, advertising and marketing expenditures and other costs to increase its level of production. In March 1996, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently manufactured by the Company. The Company experienced during fiscal 2000 and 1999, and expects that it will continue to experience during all or a portion of fiscal 2001, substantial fluctuations in production volume, order receipt and shipments due to overall product demand, inventory levels, working capital availability and ordering and payment patterns of new and existing customers.

The Company's losses to date have principally been the result of product design, testing and development expenses, marketing expenses, initial production and administrative costs and professional fees. Most of the losses in the last twenty-four months are a direct result of the failed union-made marketing program. In addition, the Company incurred higher than expected costs of goods sold because of the low level of production (and commensurately low volume of raw materials purchases), a higher proportion of sample goods to goods available for sale, and the initial sewing and cutting of garments at prices significantly higher than are now available to the Company.

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

The Company's business has been subject to seasonal trends based upon climate, because highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. Sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company are less sensitive to the seasonal trends, which affect JD Safety Work Jeans. As the Company's revenue mix has shifted to include greater uniform sales volume, overall seasonality has reduced.

Historically, the Company used a team of independent sales representatives, regional sales directors, and sales agents to generate sales. The Company established a representative network based principally upon industry grouping of the account types, which the representative may solicit. During the fiscal year ended February 1999, the Company shifted focus and added three full-time, in-house salaried executives to its sales force for the promotion of union made products pursuant to the UNITE and ULLICO program.

For the reasons stated above, the Company believes that its results of operations for the years ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the Company's future results of operations.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Net sales decreased to $103,567 from $1,226,143 in fiscal 1999 a decrease 91.6%. This decrease was a result of returns on prior years sales of approximately $179,000 and adopting a strict policy for recording of sales shipped on a consignment basis. In the prior fiscal year sales included significant inventory purchases by JC Penney, Cintas, UniFirst and Rhode Island Truck, in the current fiscal year these sales were substantially reduced to only reorder and fill-in special orders. The Company had spent the majority of late fiscal 1999 and the first half of fiscal 2000 in marketing to Union locals and affiliates around the country. This marketing effort was predicated on demands made by ULLICO and UNITE to make and sell union products to union locals. However, the marketing assistance that was to be provided by ULLICO and UNITE as part of the 1998 funding agreement was not forthcoming until the fourth quarter of 1999 and then only at approximately 10% of the effort that had been promised resulting in dismal sales and a loss of Company focus and the expenditure of the majority of the funds received from ULLICO. The Company removed the marketing staff in the third quarter of fiscal year 2000 as no capital was available to for any further efforts.

Gross profit decreased to $18,668 or 18.0% in fiscal 2000 as compared to fiscal 1999. The decrease in gross profit is primarily due to the reduction of sales.

Selling, general and administrative ("SG&A") decreased $586,928 or 30.5% in fiscal 2000 as compared to fiscal 1999. The Company significantly decreased marketing and promotional expenses by 68.4 due to decreased trade show and travel activity. Employee compensation costs were also lower by 29% as a result of the reduction in staff and consultants. Consulting expenses and professional fees also decreased by 12% in fiscal 2000 as management sought to reduce overall expenses.

Interest expense including the reclassification of the ULLICO dividend as interest because of its mandatory redemption features $608,866 in fiscal 2000 compared to interest expense of $88,911 in fiscal 1999. The increase in interest expense is primarily due to the interest due ULLICO in fiscal 2000 of $332,873 and the prior period adjustment for fiscal 1999 of $193,591. The reduction of long-term debt through conversions into common stock that occurred during fiscal 2000 and a reduction in the overall Notes Payable were the primary reason for a comparative decrease in interest expense of $6,510 related to the same debt instruments as in fiscal 1999.

The Company's net loss was $ 2,397,120 in fiscal 2000 compared with $1,692,765 for fiscal 1999. This increased loss is mainly attributable to higher interest costs, substantial decline in gross profit and related sales, and the various impairments of inventory and accounts receivable described above.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 2000, net cash used by operations was $266,618 as compared to net cash used by operations of $2,067,479 in fiscal 1999. Accounts receivable decreased to $65,478 following a year of weak sales and recording impairment to the accounts receivable of $61,779 and an allowance for an expected return of $73,371. The decrease in inventory is a direct result of a write down required under Generally Accepted Accounting principals to impair inventory that is greater than the cost of goods for items shipped or believed to be saleable according the financial projections of the Company. This charge was $711,289 in fiscal 2000.

During fiscal 2000 and 1999, the Company used funds for capital expenditures of $ 0 and $109,334, respectively. During the fiscal year ended February 28, 1999 the Company updated its computer network, added additional sewing capacity in its Coventry location and added three new vehicles to support the union program.

During the year ended February 29, 2000 notes totaling $12,500, plus accrued interest were converted to into 3,788 shares of common stock. During the fiscal year ending February 28, 1999, notes totaling $480,000, plus accrued interest, were converted into 153,221 shares of common stock.

Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through fiscal 2000. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2001 and to meet its business strategy of achieving significant market penetration of its JD workwear products. Also, additional capital may be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in the expansion of the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

Inflation is not expected to have a major impact on the Company's operations.

YEAR 2000 ISSUE

GENERAL

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

STATE OF READINESS

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

COSTS

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

RISKS

The Company does not anticipate that the costs of its Year 2000 issues or the risks to the Company, which might arise from the Year 2000 problem are likely to be material. If the Company's desktop software applications are not compliant, employees will not be able to use such applications. If the Company's customers are not Year 2000 compliant, the Company risks not being paid on time, and if its suppliers, vendors, banks, service providers and internal voice and data systems are not compliant, the Company risks not being able to timely service its customers. However, the Company does not have control over third parties, and as a result, cannot currently estimate to what extent future operating results may be adversely affected by the failure of third parties to successfully address their Year 2000 issues. If the Company's plans to address the Year 2000 issue are not successfully or timely implemented, the Company may need to devote more resources to the process and additional costs may be incurred, which could have a material adverse effect on the Company's financial condition, liquidity and results of operations. There can be no assurance that the Company's assessment of the impact of Year 2000 is complete and that further analysis and study, as well as the testing and implementation of planned solutions, will not reveal the need for additional remedial work. The Company is potentially vulnerable to mistakes made by key suppliers of products and services in their advice to the Company with respect to their Year 2000 readiness. The Company is also potentially vulnerable to operational difficulties in the Company's corporate offices, including the risk of power outages, banking delays and the potential failure of credit card and check authorization systems. The financial magnitude of these risks cannot currently be estimated.

WORST CASE SCENARIO

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

CONTINGENCY PLANS

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

The report on the Registrant's financial statements prepared by BDO Seidman, LLP for fiscal year ended February 28, 1998 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period, there were no disagreements with BDO Seidman, LLP or Richard A. Eisner & Company, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of them, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements

The decision to change accountants was recommended and approved by the Board of Directors of the Registrant.

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

The Registrant requested that BDO Seidman, LLP furnish it with a letter addressed to the Securities and Exchange Commission indicating whether they agreed with the statements made by the Registrant in response to this Item 4, and, if not, stating the respect in which they does not agree. A copy of said letter was filed with the Commission.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages and positions with the Company are as follows:

            Name                Age      Positions with the Company
            ----                ---      --------------------------
      David N. DeBaene          41       Chairman of the Board, President and
                                         Chief Executive Officer

      Thomas A. Lisi            55       Vice President, Marketing and
                                         Director

      Norman J. Birmingham      45       Treasurer, Chief Financial Officer,
                                         and Director

      Elizabeth Cotter          38       Director

      Camille Barbone           48       Director

      Steev Panneton            41       Vice President, Manufacturing and
                                         Operations, Secretary and Director

      Herb Canapary             67       Director

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

NORMAN J. BIRMINGHAM, TREASURER, CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Birmingham currently serves as Chief Financial Officer and Director of Open Door Online, Inc. since March of 2000, and has served as President of Patina Corp., a holding company for construction demolition and asbestos abatement companies, since April of 1999. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc., a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. Mr. Birmingham became an officer of Open Door Online in February 2000.

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

CAMILLE BARBONE, DIRECTOR. Ms. Barbone currently serves as Chief Operating Officer and Director of Open Door Online, Inc., since March 2000. She has been involved in the music industry for over twenty-two years. She has discovered, developed and managed many significant artists. From January 1995 to March 1999, Ms. Barbone has owned and been employed by August Artist Management, where she has managed several music artists. Camille also produced the Gospel segment of Woodstock `94 for a crowd of 350,000. She has lectured throughout the country at seminars, workshops, and conventions and has been interviewed by major newspapers, magazines and television specials such as 20/20, Entertainment Tonight and Fox News. Ms. Barbone elected Vice President of Open Door Records, Inc. in March 1999 and has served as our Chief Operating Officer since March 2000. All prior directors and executive officers of Genesis Media Group, Inc, our predecessor, tendered their resignations in conjunction with the Acquisition Agreement dated June 17, 1999.

STEEV PANNETON, VICE PRESIDENT, MANUFACTURING AND OPERATIONS, SECRETARY AND DIRECTOR. Mr. Panneton has been an employee of the Company since its inception in 1992, and has overseen and\or participated in all phases of the Company's manufacturing operations. Mr. Panneton was elected to the Board of Directors by the Board of Directors in January 1998 to fill the vacancy created by the resignation of a former director.

HERBERT CANAPARY, DIRECTOR. Pursuant to the Securities Purchase Agreement (the "Purchase Agreement") dated April 9, 1998, with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement, Mr. Canapary was elected to the Board of Directors by the Board of Directors to fill the vacancy in the Board resulting from the increase in the number of members of the Board from 5 to 7. Mr. Canapary has been employed by ULLICO, the union labor life insurance company, for 17 years, and presently serves as ULLICO's Vice-President - Investments.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth a summary for the fiscal years ended February 29, 2000 plus February 28, 1999, and 1998, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to all individuals serving as the Company's chief executive officer (collectively, the "named executive officers"). The Company at no time during the last three fiscal years had any executive officers whose total annual compensation, exceeded $100,000, except as set forth below.

                           SUMMARY COMPENSATION TABLE

                                                      Long-Term
                                       Annual        Compensation
Name and              Fiscal        Compensation      Options by     All Other
Principal Position     Year       Salary     Bonus   No. of Shares  Compensation
------------------     ----       ------     -----   -------------  ------------
David N. DeBaene,     2000      $150,000      --          --             --
President and CEO     1999(1)   $125,000      --          --             --
                      1998(2)   $105,000      --          --             --
----------
(1) Under his employment agreement, Mr. DeBaene was entitled to be paid at a rate of $125,000 per annum, plus $10,000, which was deferred from fiscal 1997. However, in order to conserve cash, Mr. DeBaene has agreed to defer approximately $10,000 of such compensation to fiscal 2001 and include an additional $54,000 deferral for fiscal 2000.
(2) Under his employment agreement, Mr. DeBaene was entitled to be paid at a rate of $105,000 per annum. However, in order to conserve cash, Mr. DeBaene agreed to defer approximately $10,000 of such compensation to fiscal 2001.

The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms or compensation are paid. Executive officers who qualify will be permitted to participate in the Company's 1995 Stock Option Plan, which was adopted in February 1995. See "Stock Option Plan." Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees.

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

On January 1, 2000 the prior agreement was cancelled and a new contract signed providing for a five year term expiring on December 31, 2004. The contract automatically renews at five year absent any notice 180 days prior to the end of the term. The Base salary increases on each anniversary at a rate of 13% over the prior years salary. Mr. DeBaene was granted 25,000 options from upon signing at an exercise price of $1.59, which was in excess of the $1.30 price per share on the nearest trading date to the signing of the contract. The contract further provides for bonuses on the net pre tax profits of the to be formed Consumer Products Division 4% of the profit of the division if the profit is less than $2,500,000 and increasing ratably to a maximum of 10% if the profit exceeds $5,000,001.

The agreement also provides for the payment of normal business expenses and a $750 monthly car allowance for a car lease not to exceed 3 years. A vacation allows up to 4 weeks of annual vacation during the term.

The contract also provides for certain payments in the event Mr. DeBaene is terminated without cause or a change in control or position occurs that Mr. DeBaene has not agreed to. These payments would require the remaining term of the contract to be paid upon termination and the repurchase by the company of all outstanding stock owned by Mr. DeBaene.

On January 1, 2000 Norman J. Birmingham signed an employment contract that provides for a salary of $150,000 in the first year of a five-year term, with annual increases of 13%. Mr. Birmingham was granted 25,000 options with an exercise price of $1.59, which was above the $1.30 closing bid price on the nearest trading day to the contract signing. The contract further provides that a bonus will be paid on the consolidated pre tax income of the corporation beginning with 2% if the corporation net pre tax income is less than $2,500,000 and increasing ratably to 4.5% if the pre tax income is over $5,000,001.

The agreement also provides for the payment of normal business expenses and a $750 monthly car allowance for a car lease not to exceed 3 years. A vacation allows up to 4 weeks of annual vacation during the term.

The contract also provides for certain payments in the event Mr. Birmingham is terminated without cause or a change in control or position occurs that Mr. Birmingham has not agreed to. These payments would require the remaining term of the contract to be paid upon termination and the repurchase by the company of all outstanding stock owned by Mr. Birmingham.

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

COMPENSATION COMMITTEE

David N. DeBaene, Norman J. Birmingham and Herbert Canapary are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan.

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

During fiscal 1998, NQSOs to purchase 200,000 shares were granted to a consultant at exercise prices ranging from $2.50 to $3.25 per share. Subsequent thereto, in connection with the extension of the consulting agreement with said consultant, options to purchase 50,000 of said shares were surrendered, and the consultant was issued 50,000 shares. In January 1998, the Company issued 9,500 shares to an employee of said consultant in consideration of services rendered outside of the scope of the consulting agreement. In June 1998, in connection with an additional extension of the term of the consulting agreement with said consultant and an expansion in scope of the services to be rendered by said consultant, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices ranging from $3.25 to $5.75 per share. Of these options, 60,000 shares have been exercised, and options to purchase 140,000 shares remain outstanding.

As of the date of this report, there are outstanding NQSOs to purchase 12,500 shares having an exercise price of $1.50 per share as well as options to purchase 181,000 shares having exercise prices ranging from $3.75 to $5.75 per share. 5,000 options at $1.00 were granted in February 2000 and 50,000 at $1.59 on January 1, 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

There were two individual grants of stock options or stock appreciation rights to named executive officers during fiscal 2000 pursuant to the employment contract signing by Mssrs. DeBaene and Birmingham in the amount of 25,000 each at an exercise price of $1.59.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION/SAR VALUES

None of the named executive officers exercised stock options or stock appreciation rights during fiscal 2000, and Mssrs DeBaene and Birmingham were the only named executive officers that held any stock options or stock appreciation rights as of the end of fiscal 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 1, 2000 certain information regarding the ownership of the Company's securities by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, and (iii) all of the

Company's executive officers and directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this Rule, certain shares may be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or vote.

Name and Address or                     Amount and Nature of                   Percentage
  Number in Group                     Beneficial Ownership (1)                 of Class *
-------------------                   ------------------------                 ----------
David N. DeBaene                 Common Stock             774,673 (2)              29.7%
46 Old Flat River Road           Series A Preferred             0                    **
Coventry, RI                     Series B Preferred             0                    **

Elizabeth Cotter                 Common Stock              12,500 (3)                **
46 Old Flat River Road           Series A Preferred             0                    **
Coventry, RI                     Series B Preferred             0                    **

Thomas A. Lisi                   Common Stock              62,500 (4)             2.39%
46 Old Flat River Road           Series A Preferred             0                   **
Coventry, RI                     Series B Preferred             0                   **

Steev Panneton                   Common Stock                   0                   **
46 Old Flat River Road           Series A Preferred             0                   **
Coventry, RI                     Series B Preferred             0                   **

Hebert Canapary                  Common Stock                   0 (5)               **
111 Massachusetts Ave.           Series A Preferred             0 (5)               **
Washington, DC                   Series B Preferred             0                   **

All Officers and Director        Common Stock             849,673 (2)(4)(5)      32.61%
                                 Series A Preferred             0                   **
As a Group (7 persons)           Series B Preferred             0                   **

OTHER 5% STOCKHOLDERS

Joseph Lussier                   Common Stock             191,158 (6)             7.33%
1645 Warwick Avenue
Warwick, RI 02886

Name and Address or                     Amount and Nature of                   Percentage
  Number in Group                     Beneficial Ownership (1)                 of Class *
--------------------                  ------------------------                 ----------
Merit Capital Assoc, Inc.        Series A Preferred            20                 7.58%
1221 Post Road
Westport, CT

Gerald Hoak                      Series A Preferred            40                15.16%
1221 Post Road
Westport, CT

Mission Bay Consultants          Common Stock             163,000 (6)            11.03%
20946 Avenal Run
Boca Raton, FL 33428

ULLICO                           Common Stock           1,607,516 (7)            38.16%
111 Massachusetts Ave            Series B Preferred         2,500               100.00%
Washington, DC

----------
(*) Assumes 2,348,645 shares of Common Stock, 235 shares of Series A Preferred Stock and 2,500 shares of Series B Preferred Stock issued and outstanding.
(**) less than 1%
(1) Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.
(2) Includes 48,000 shares owned of record by Mr. DeBaene's father, 51,000 shares owned of record by Mr. DeBaene's mother, and 28,150 shares owned of record by Mr. DeBaene's sister. Does not include shares owned of record by Elizabeth Cotter, Mr. DeBaene's wife.
(3)  Ms. Cotter is the spouse of David N. DeBaene.
(4)  Includes  shares  issuable  upon  exercise  of 12,500  non-qualified  stock options.
(5) Does not include Series B Preferred Stock, shares of Common Stock issuable upon conversion of Series B Preferred Stock or shares of Common Stock issuable upon exercise of outstanding warrants owned of record by ULLICO, of which Mr. Canapary serves as Vice President - Investments.
(6) Includes 163,000 shares of Common Stock issuable upon exercise of outstanding stock options.
(7) Includes 641,516 shares of Common Stock issuable upon conversion of Series B Preferred Stock and PIK Dividends as well as 966,000 shares issuable upon exercise of outstanding warrants. See "Item 1 Business -- Recent Developments -- Private Placement of Series B Preferred Stock."

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

POSSIBLE CHANGE IN CONTROL. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock, which is currently convertible into 500,000 shares of Common Stock, and holds warrants to purchase 799,000 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

CONSULTING AGREEMENTS

WARRANTS TO MESSRS. DURKIN AND LUSSIER. In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August 6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants were divided into two (2) classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, which contained vesting provisions based upon the price of the Company's Common Stock during various periods. Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, none of the performance warrants vested and all have expired. At the date hereof, all of the time warrants have vested and are exercisable. The exercise price of all of the warrants was originally $4.00 per share, subject to adjustment under certain circumstances; however as a result of the subsequent issuance of the Series A Preferred and the Series B Preferred Stock the exercise price was adjusted to $2.85 per share and the number of time warrants increased to 191,158 shares each. Mr. Lussier is and Mr. Durkin was formerly affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering. Relative to certain actions deemed detrimental to the Company and its' shareholders the Warrants currently held by Mr. Durkin are being reviewed by counsel to derive the feasibility of there cancellation.

MISSION BAY  CONSULTANTS,  INC. On April 2, 1997, the Company entered into a one
(1) year Consulting Agreement with Mission Bay Consulting, Inc., a management consulting and public relations firm ("Mission Bay"), for certain consulting services. In connection with this Consulting Agreement the Company issued to Mission Bay an option under the Company's 1995 Stock Option Plan to purchase an aggregate of 200,000 shares of common stock, and also issued 28,000 shares of common stock under the 1995 Stock Option Plan. The Company has also agreed to reimburse Mission Bay for its accountable expenses incurred in connection with the Agreement. In September 1997, in consideration of the extension of the

Consulting Agreement, 50,000 of said options were surrendered, and the Company issued 50,000 shares of Common Stock to Mission Bay Consulting under the 1995 Stock Option Plan. In January 1998, the Company issued 9,500 shares to an employee of Mission Bay Consulting, in consideration of services rendered outside of the scope of the Consulting Agreement. In June 1998, in connection with an additional extension of the term of the consulting agreement with Mission Bay and an expansion in scope of the services to be rendered by said Mission Bay, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices ranging from $3.25 to $5.75 per share. Of these, options to purchase 119,000 shares have been exercised and options to purchase 181,000 shares remain outstanding.

RELATED PARTY LOANS

As disclosed in the Notes to the financial statements, the Company has from time to time borrowed money from or loaned money to related parties. At February 29, 2000, the Company owed approximately $155,000 in the aggregate to the parents of David N. DeBaene. Approximately $140,000 of these loans bear interest at the rate of 10% and will be repaid out of operating cash flow at the rate of $5,500 per month until September 1, 2001. In addition, at February 29, 2000, David N. DeBaene had loaned approximately $35,000 to the Company. This loan is not interest bearing.

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

                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) List of Exhibits

          The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JD AMERICAN WORKWEAR, INC.


Date: June 12, 2000                    By: /s/ David N. DeBaene
                                          --------------------------------
                                          David N. DeBaene, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

      Signatures                         Title                         Date
      ----------                         -----                         ----

/s/ David N. DeBaene           Chairman of the Board, President    June 12, 2000
----------------------------   and Chief Executive Officer
David N. DeBaene               (Principal Executive Officer)


/s/ Norman J. Birmingham       Treasurer, Chief Financial          June 12, 2000
----------------------------   Officer, and Director (Principal
Norman J. Birmingham           Financial Officer)


/s/ Thomas A. Lisi
----------------------------   Director                            June 12, 2000
Thomas A. Lisi


/s/ Elizabeth Cotter
----------------------------   Director                            June 12, 2000
Elizabeth Cotter


/s/Camille Barbone
----------------------------   Director                            June 12, 2000
Camille Barbone


/s/ Steev Panneton
----------------------------   Secretary and Director              June 12, 2000
Steev Panneton


/s/ Herbert Canapary
----------------------------   Director                            June 12, 2000
Herbert Canapary

                                  EXHIBIT INDEX

 Exhibit
   No.          Incorporated Documents                      SEC Exhibit Reference
 -------        ----------------------                      ---------------------
  2.1     Form   of   Conversion    Agreement          As filed with the Registrant's Form
          between the  Registrant and certain          SB-2 on October 27, 1995, File No.
          holders  of  the  Registrant's  10%          33-98486
          Secured  Notes,   12%  Subordinated
          Notes and 20% Demand Notes

  3.1     Certificate of Incorporation of the          As filed with the Registrant's Form
          Registrant, as amended                       SB-2, on October 27, 1995, File No.
                                                       33-98486

  3.2     By-Laws  of  the   Registrant,   as          As filed with the Registrant's Form
          amended                                      SB-2 on October 27, 1995, File No.
                                                       33-98486

  4.1     Form of Warrant Agreement                    As filed with the Registrant's Form
                                                       SB-2, on October 27, 1995, File No.
                                                       33-98486

  4.2     Form of Warrant  of the  Registrant          As filed with the Registrant's Form
          issued in the Registrant's  January          SB-2 on October 27, 1995, File No.
          1995 Private Placement                       33-98486

  4.3     Form of Unit Purchase Option issued          As filed with the Registrant's Form
          to Merit Capital Associates, Inc.            SB-2 on October 27, 1995, File No.
                                                       33-98486

  4.4     Form     of     11%     Convertible          As filed with the Registrant's Form
          Subordinated Note of the Registrant          SB-2 on October 27, 1995, File No.
          issued in the Registrant's  August,          33-98486
          1995 Private Placement

  4.5     Form of Warrant  of the  Registrant          As filed with the Registrant's Form
          issued in the Registrant's  August,          SB-2 on October 27, 1995, File No.
          1995 Private Placement                       33-98486

  4.6     Securities Purchase Agreement dated          As filed with the Registrant's
          April 9, 1998                                Form 10KSB on June 13, 1999

  4.7     Certificate   of   Designation   of          As filed with the Registrant's
          Series B Preferred Stock.                    Form 10 KSB on June 13, 1999

  4.8     Stockholders' Agreement dated April          As filed with the Registrant's
         9, 1998.                                      Form 10 KSB on June 13, 1999

 Exhibit
   No.          Incorporated Documents                      SEC Exhibit Reference
 -------        ----------------------                      ---------------------
  4.9    Registration Rights Agreement dated           As filed with the Registrant's
         April 9, 1998                                 Form 10 KSB on June 13, 1999

  4.10   Warrant   Certificate   issued   to           As filed with the Registrant's
         ULLICO                                        Form 10 KSB on June 13, 1999

  4.11   Escrow Agreement                              As filed with the Registrant's
                                                       Form 10 KSB on June 13, 1999

  4.12   Certificate  of   Designations   of           As filed with the Registrant's
         Series A Preferred Stock                      Form 10-KSB on June 11, 1998

  10.1   Lease     Agreement     for     the           As filed with the Registrant's Form
         Registrant's Coventry, RI facility            SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.2   Loan  Agreement  with Home Loan and           As filed with the Registrant's Form
         Investment Bank                               SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.3   Employment  Agreement with David N.           As filed with the Registrant's Form
         DeBaene                                       SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.4   Employment Agreement with Elizabeth           As filed with the Registrant's Form
         Cotter                                        SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.5   Consulting Agreement with Thomas A.           As filed with the Registrant's Form
         Lisi                                          SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.6   Overseas   Agency   Agreement  with           As filed with the Registrant's Form
         Geronimo Leathers                             SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.7   Registrant's 1995 Stock Option Plan           As filed with the Registrant's Form
                                                       SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.8   Form of Option Agreement under the            As filed with the Registrant's Form
         Registrant's 1995 Stock Option Plan           SB-2 on October 27, 1995, File No.
                                                       33-98486

  10.9   Form   of   Sales    Representative           As filed with the Registrant's
         Agreement                                     Form SB-2 on October 27, 1995,
                                                       File No. 33-98486

  10.10  Special Accounts Director Agreement           As filed with the Registrant's
         with  Shawnmark   Industries  dated           Form SB-2 on October 27, 1995,
         July 25, 1995                                 File No. 33-98486

  16.1   Letter of  Richard A.  Eisner,  LLP           As filed with the Registrant's Form
         dated May 6, 1998                             8-K on May 13, 1998

  16.2   Letter of BDO Seidman LLP                     As filed with the Registrant's Form
                                                       8-K/A on April 1, 1999

  99.1   United States Patent #5,038,408               As filed with the Registrant's Form
                                                       SB-2 on October 27, 1995, File No.
                                                       33-98486

  99.2   United States Patent #5,634,215               As filed with the Registrant's Form SE
                                                       on June 11, 1998

FILED HEREWITH

Exhibit No.
-----------

   10.31      Employment Agreement with David DeBaene

   10.11      Employment Agreement with Norman J. Birmingham

   10.12      Consulting Agreement with Richard Sullivan

   10.13      Consulting Agreement with Art Lang

   10.14 Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc.

   10.15      Stock Purchase  Agreement between  Registrant and Patina
              Corporation

   10.16      Stock  Purchase  Agreement  with Rhode  Island Truck and
              Equipment Corp.

   99.3       United States Patent # Pending on Pants with Back Brace

                         JD AMERICAN WORKWEAR, INC.
                                BALANCE SHEET

                                                                February 29,2000
                                                                ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    11,523
  Accounts receivable, net of allowances 73,371                          65,478
  Inventories                                                           680,670
  Prepaid expenses, current portion                                     148,019
  Loans receivable, employees                                            74,480
                                                                    -----------
      Total current assets                                              980,170

Property and equipment, net                                             205,382
Intangible assets, net                                                   52,360
Prepaid expenses, long-term                                               4,779
Other assets                                                                 --
                                                                    -----------
                                                                    $ 1,242,691
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                 $   254,372
  Accounts payable and accrued expenses                                 333,201
  Accrued interest on notes payable                                     277,529
  Short term notes                                                      127,435
                                                                    -----------
      Total current liabilities                                         992,537
                                                                    -----------
Long-term debt, net of current portion                                  135,960
                                                                    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock;  authorized 1,000,000 shares;
    Series A, $.001 par value, 154 shares issued and
    Outstanding liquidating preference $385,000                              --
    Series B, $.001 par value, 2,500 shares issued and
    outstanding(liquidating preference $2,500,000)                            3
  Common stock, $.002 par value; authorized 7,500,000 shares;
    Issued and outstanding, 2,605,427 shares                              5,211
  Additional paid-in-capital                                          5,842,431
  Detachable warrant                                                  3,196,000
  Unearned warrants                                                    (150,000)
  Accumulated deficit                                                (8,779,451)
                                                                    -----------
      Total stockholders' equity                                        114,194
                                                                    -----------
                                                                    $ 1,242,691
                                                                    ===========

                         JD AMERICAN WORKWEAR, INC.
                          STATEMENTS OF OPERATIONS



                                                            Years Ended
                                                    ----------------------------
                                                    February 29,    February 28,
                                                        2000            1999
                                                    -----------     -----------

Net sales                                           $   103,567     $ 1,226,143

Cost of goods sold                                       84,899         928,826
                                                    -----------     -----------

    Gross profit                                         18,668         297,317

Inventory Impairment                                    711,289
Selling, general and administrative expenses          1,337,244       1,924,172
                                                    -----------     -----------

    Loss from operations                             (2,048,533)     (1,626,855)

Gain on sale of fixed assets                              2,244              --
Other Income                                             24,848
Interest income                                             596          23,001
Interest (expense)                                     (394,943)        (88,911)
                                                    -----------     -----------

    Net loss                                        $(2,397,120)    $(1,692,765)
                                                    ===========     ===========

Weighted average net loss per common share          $     (0.97)    $     (0.82)
                                                    ===========     ===========

Weighted average common shares outstanding            2,460,700       2,069,152
                                                    ===========     ===========

The accompanying notes are an integral part of the financial statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS

                                                             Years Ended
                                                     ---------------------------
                                                     February 29,   February 28,
                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:
  Net loss                                           $(2,397,120)   $(1,885,765)
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization                          72,700         54,542
   Securities issued for services                        203,775        194,500
   Securities issued for interest                        152,084        193,000
  Changes in operating assets and liabilities :
   Accounts receivable                                   685,919       (547,712)
   Inventories                                           586,958       (209,844)
   Prepaid expenses and other assets                     133,602         84,143
   Accounts payable and accrued expenses                 395,464         49,657
                                                     -----------    -----------
Net cash used by operating activities                   (266,618)    (2,067,479)
                                                     -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                        --       (109,334)
                                                     -----------    -----------
Cash flows from financing activities:
  Exercise of stock options                               85,500        133,250
  Proceeds from notes and long-term debt                      --        106,530
  Proceeds from sales of preferred stock and
   detachable warrant                                         --      2,500,000
  Issuance costs for preferred stock                          --       (166,442)
  Principal payments on notes, long-term debt
   and short-term loans                                   18,169       (238,985)
                                                     -----------    -----------
Net cash provided by financing activities                103,669      2,334,353
                                                     -----------    -----------
Increase (decrease) in cash and cash equivalents        (162,949)       157,540
Cash and cash equivalents, beginning of year             174,472         16,932
                                                     -----------    -----------
Cash and cash equivalents, end of year               $    11,523    $   174,472
                                                     ===========    ===========
Supplemental cash flow disclosures:
  Interest paid                                      $   361,703    $    71,787
                                                     ===========    ===========

Non-cash investing and financing activities: During the fiscal year ended February 29, 2000:

(1) Equity securities totaling $357,584 were issued in satisfaction of notes payable and accrued interest.

During the fiscal year ended February 28, 1999:

(1) Land and building of $125,000 was financed by mortgage note payable provided by the seller.

(2) Equity securities totaling $534,761 were issued in satisfaction of notes payable and accrued interest.

The accompanying notes are an integral part of the financial statements.

                           JD AMERICAN WORKWEAR, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common stock        Preferred stock
                                   $.002 Par Value       $.001 Par Value  Additional
                              -------------------------  ---------------   Paid-in    Detachable  Accumulated
                                 Shares        Amount     Shares  Amount   Capital     Warrant      Deficit       Total
                              -----------   -----------   ------  ------  ----------  ----------  -----------  -----------
Balance, February 28, 1998      1,984,899   $     3,970     313    $ 0    $5,046,637  $        0   (4,496,566) $   554,041

Issuance of preferred stock
 and detachable warrant                --            --   2,500      3      (696,003)  3,196,000           --    2,500,000
Issuance costs of preferred
 stock                                 --            --      --      -      (166,442)         --           --     (166,442)
Shares issued to retire
 11% notes                         97,909           196      --      -       376,744          --           --      376,940
Preferred stock conversion         19,121            38     (14)     -           (38)         --           --           --
shares issued to retire
 10% notes                         55,312           110      --      -       157,711          --           --      157,821
Common shares issued for
 services                          50,000           100      --      -       162,400          --           --      162,500
Options issued for services            --            --      --      -        32,000          --           --       32,000
Exercise of stock options          41,000            82      --      -       133,168          --           --      133,250
Net loss                               --            --      --      -            --          --   (1,692,765)  (1,692,765)
                              -----------   -----------   -----    ---    ----------  ----------  -----------  -----------

Balance, February 28, 1999      2,248,241   $     4,496   2,799    $ 3    $5,046,177  $3,196,000  $(6,189,331) $ 2,057,345
                              -----------   -----------   -----    ---    ----------  ----------  -----------  -----------

As previously reported,
 adjusted                        (193,000)     (193,000)
Shares issued to retire
 11% notes                          3,788             8      --      -        14,576          --           --       14,584
Common shares issued for
 services                          87,500           175      --      -       198,600          --           --      198,775
Preferred shares issued for
 Interest payment                      --            --     343      -       343,000          --           --      343,000
Common shares issued for
 Dividend on converted Series
 A Preferred                       54,898           110      --      -            --          --           --          110
Stock options issued                   --            --      --      -         5,000          --           --        5,000
Exercise of stock options          65,000           130      --      -        85,370          --           --       85,500
Preferred stock conversion        146,000           292    (146)     -          (292)         --           --            0
Net loss                      $(2,397,120)   (2,397,120)
                              -----------   -----------   -----    ---    ----------  ----------  -----------  -----------
Balance, February 29, 2000      2,605,427   $     5,211   2,996    $ 3    $5,692,431  $3,196,000  $(8,779,451) $   114,194
                              ===========   ===========   =====    ===    ==========  ==========  ===========  ===========

The accompanying notes are an integral part of the financial statements

                          NOTES TO FINANCIAL STATEMENTS
                     February 29, 2000 and February 28, 1999

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

JD American Workwear, Inc. (the "Company") was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear.

Substantial losses have been incurred since inception. The Company is modifying its approach to marketing to stem the flow of losses and reduce overhead and handling costs. The Company has begun an orderly liquidation of all current inventory and has begun negotiations to license its patents to major manufacturers and/or distributors. Future revenue from this change could come from royalties received for these licensing rights and from direct sales using the Internet site that has been developed. The manufacturers would produce all products and act as fulfillment houses to deliver the product orders received from the Internet site. The Company expects to generate between $800,000 and $1,000,000 from the distribution of its current inventory over the next 18 months starting in September 2000, and up to $500,000 from the initial payments for licensing rights. The Internet site may well provide the Company with $500,000 in revenue during fiscal 2001. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future. The Company will seek additional financing when, and if, required although there can be no assurance that such financing will be available or on terms acceptable to the Company.

DETERMINATION REQUESTED FROM THE SECURITIES AND EXCHANGE COMMISSION

The presentation of the financial statements is unaudited pending the determination of certain accounting treatment to comply with GAAP. These items include the rate of charges to earnings for the warrants issued in the financing arrangements in 1998 with Union Labor Life Insurance Company and the discount to be amortized for the difference between the conversion price and the market price on the day the Series A Preferred Stock was issued. The Company is seeking to reduce the charges that would be required for these items. No charges were taken in the years of issuance and may require prior year adjustments back to fiscal 1998. The Company expects to have an amendment to this document immediately following the receipt of the determination, in writing, from the SEC.

The auditing firm, Bederson and Company LLP has reserved the right to withhold their opinion on the fairness and accuracy of the presentation of the financial information until they have received the determination letter. No dispute between Bederson and Company LLP and the Company exists.

The Company does not expect any substantive changes to the operating statement except for the changes required by the determination letter.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less, when acquired, to be cash equivalents.

INVENTORY

Inventories are valued at the lower of cost or market using the first-in, first-out method. The inventory has been impaired by $711,289 to more accurately reflect the values that may be attained in the liquidation of product. This impairment is directly related to the reduced levels of sales and the conversion to a new strategy for marketing.

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

REVENUE RECOGNITION

The Company recognizes revenue when the product is shipped, except for consignment sales which are carried as consignment inventory until the receipt of payment or sell-through is acknowledged by the consignee.

The Company has a return that depends solely on the type of sale transacted. For retail sales to the end user we allow returns for 10 days after the sale. Sales are booked at the time shipment is made and an adjustment is made for a 10% allowance against the shipments of the last ten business days of each quarter. For wholesale sales, returns are allowed only with the pre-approval of management, and only within the period that the invoice is current. These sales are booked when shipment is made and an adjustment is made at the end of each quarter reflecting a percentage of the current shipments x returns of the last twelve months/last twelve months shipments.

Damaged or defective goods may be returned at any time for customer satisfaction purposes.

This policy is effective starting in March 2000.

OTHER MANUFACTURING EXPENSES

As a result of the agreement to engage union sewing shops to manufacture the Company's products, during the fourth quarter of fiscal 1998, the Company entered into new manufacturing arrangements with two union sewing contractors. During fiscal 1999, one of these contractors closed their sewing facility, which resulted in a further shift of production to a third sewing plant. These changes in manufacturing contractors required training in the patented technological process of manufacturing these products. In addition management of the Company was required supervise all aspects of the manufacturing process during these transitions in order to insure quality and yields. During fiscal 1999 the Company incurred approximately $75,000 in non-recurring costs in conjunction with these production changes, such costs are included in selling, general and administrative expenses. No additional expenses were incurred in fiscal 2000.

ADVERTISING COSTS

Advertising costs are expensed as incurred and totaled $52,490 and $172,761 during the years ended February 29, 2000 and February 28, 1999, respectively.

STOCK-BASED COMPENSATION

The Company has adopted Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which establishes a fair-value-based method of accounting for stock-based compensation plans.

BASIC AND DILUTED LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

2. INVENTORIES

Inventories consist of the following:

       Raw materials                               $ 52,235
       Work-in-process                                   --
       Need to fix Finished goods                   628,434
                                                   --------
                                                   $680,670
                                                   ========

3. PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment, at cost, consists of the following:

       Land and building                           $225,957
       Furniture and fixtures                        25,182
       Machinery and equipment                       84,039
       Office equipment                              23,996
       Trucks and autos                              64,720
                                                   --------
                                                    423,894
       Less accumulated depreciation                218,512
                                                   --------
                                                   $205,382
                                                   ========

Depreciation expense for the years ended February 29, 2000 and February 28, 1999 was $63,080 and $21,481, respectively.

Intangible assets, at cost, consists of the following:

       Patents                                     $ 70,970
       Offering costs                               189,563
       Loan origination fees                         39,075
       Organization costs                            10,500
                                                   --------
                                                    310,108
       Less accumulated amortization                257,748
                                                   --------
                                                   $ 52,360
                                                   ========

Amortization expense for the years ended February 29, 2000 and February 28, 1999 was $8,981 and $15,106, respectively.

4. NOTES PAYABLE AND LONG-TERM DEBT

The Company's notes payable and long-term debt as of February 29, 2000 consists of the following:


10.5% mortgage note payable,  collateralized by the land and building,  due in  monthly  installments  of $2,687  through
December,  2001  with a  final  payment  of  $57,934  due in
January, 2002.                                                         $108,150

10% note  payable  to the  parents of the  President  of the
Company,  payable in monthly  installments of $5,494.  Final
payment due September, 2002.                                            140,747

11%  convertible  subordinated  notes due to investors.  The
notes  matured  on  September   30,  1998.   The  notes  are
subordinate in right of payment to all  indebtedness  of the
Company  outstanding as of August 15, 1995 or to be incurred in the future.  In conjunction with these notes, the Company issued warrants to purchase  112,500 shares of the Company's common  stock at a price of $2.00 per  share.  The  warrants expire on  September  30,  2000.  The value  assigned to the warrants,  amounting to $112,500 is being accounted for as a debt discount and is being amortized over the period of time the notes are  outstanding.  The  effective  interest  rate, including amortization of the discount is approximately 17%.
These notes,  including  accrued interest are convertible at the option of the  holder,  into  common  stock at $3.85 per share,  subject to adjustment  as defined in the  agreement.
During the year ended  February  29,  2000,  notes  totaling
$12,500,  plus accrued interest,  were converted into common
stock.                                                                   75,000

10% note due to an  investor.  The note was due on  December
31, 1997. The note is  collateralized  by a mortgage on real
estate owned by the President of the Company.                            40,000

Short-term  stockholder  notes  are  typically  non-interest bearing  and  range in  duration  from one week to one year.
Interest will be imputed on these loan amounts to accurately
reflect all costs to operate the Company.                               149,031

Capitalized lease on equipment                                            4,839
                                                                       --------
Total                                                                  $517,767
Less current portion                                                    381,807
                                                                       --------

NET LONG-TERM DEBT                                                     $135,960
                                                                       ========

SEE NOTE 7 WITH RESPECT TO THE CONVERSION OF DEBT

The scheduled repayment of debt at February 29, 2000 is as follows:

      Year ending February 29,                  Amount
      ------------------------                  ------

                2001                          $ 381,807
                2002                            135,960
                                              ---------
                                              $ 517,767
                                              =========

5. RELATED PARTY TRANSACTIONS:

As stated in Note 4, the Company has borrowing transactions with related parties. Certain of these related party obligations are not formalized by any written agreements and are non-interest bearing. Accordingly, for the year ended February 29, 2000 imputed interest at 7% has been applied in the amount of $5,900. The Company has adopted a policy of imputing interest at 7% in the 2000 fiscal year and did not impute interest in any prior year.

One of the Company's stockholders, who is also a director of the Company, and a principal stockholder in a corporation that has provided consulting services to the Company, entered into an agreement whereby his corporation has the right to bid on future overseas production of the Company. This agreement does not contain any minimum payments. Under another consulting arrangement with the Director, he received approximately no fees in 2000, $12,500 during 1999 and $28,300 during 1998 in consulting fees for marketing assistance provided to the Company. See Note 6 with regards to a consulting agreement between the Company and the aforementioned Director of the Company.

6. COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT AGREEMENT

The Company has an employment agreement with two key employee. The President began fiscal 2000 with a salary of $145,000 which was raised to $150,000 on January 1, 2000. On January the Chief Financial Officer signed an employment contract stipulating to $150,000 salary. Both current agreement also contains a bonus stipulation based upon a percentage of the Company's pre-tax income (as defined) in accordance with a sliding scale schedule contained in the agreement.

CONSULTING

During fiscal year 2000 the consulting agreement with First Dunbar Securities was cancelled resulting in the return of 192,000 warrants previously issued. The termination was caused by the lack of performance of the two principal recipients of the warrants Mr. Frank Spellman for First Dunbar and Mr. William Durkin. The Company is consulting with counsel for the cancellation of the warrants, issued in conjunction with agreement below, belonging to Mr. Durkin for conduct detrimental to the Company.

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

In 1997, the Company entered into a consulting agreement which expired in August, 1999. The agreement provides for commissions to be paid at a rate of 10% (ten percent) of paid invoices; in cash or in common stock, not to exceed 300,000 shares, at the option of the consultant. Commission expense relating to this consulting agreement totaled less that $1,000 in each of the years ended February 29, 2000 and February 28, 1999.

CASH IN BANK

The Company maintains bank accounts, which at times contain balances, which exceed the amounts insured by the FDIC.

7. CAPITALIZATION

AUTHORIZED NUMBER OF SHARES OF COMMON STOCK

On April 15, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

PUBLIC OFFERING OF SECURITIES

In February 1996, the Company completed a first closing of its initial public offering of units (as defined below) whereby the Company sold 250,000 units for net proceeds, after offering costs, of approximately $1,562,500. Each unit consists of one share of common stock and one redeemable Class A common stock purchase warrant. The Class A warrants, which expire in January 2001, enable the holder to purchase a unit for $7.00, subject to adjustments, consisting of one share of common stock and one redeemable Class B warrant. Each Class B warrant will enable the holder to purchase one share of common stock for $8.00, subject to adjustment. The Class B warrants also expire in January 2001.

In April 1996, the Company had a second closing of its initial public offering of units whereby the Company sold an additional 77,768 units for net proceeds, after offering costs, of approximately $486,500.

In 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received options to purchase 32,768 units at a price of $8.4375 per unit. The options become exercisable in January 1998 and expire in January 2001.

The value of each of the issuances above was $6.25 based upon the fair value of the common stock on the opening of trading for the commons hares including in these offerings. No accounting charges were taken for any of the options or warrants as all were above the fair market value at its most measurable date.

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

COMMON STOCK OPTIONS

The Company's 1995 Stock Option Plan provides for the granting of stock and options to purchase stock up to 750,000 shares of common stock. Option activity for the years ended February 28, 1999 and February 28, 1998 is summarized as follows:

                                                                Weighted-average
                                                   Number of     exercise price
                                                    Shares          per share
                                                    ------          ---------

Options outstanding, February 28, 1998               12,500           $1.50
     Granted                                        300,000            4.50
     Exercised                                      (41,000)           3.25
     Canceled                                            (0)
                                                    -------           -----

Options outstanding, February 28, 1999              271,500            1.50
     Granted                                        105,000            2.03
     Exercised                                      (85,000)           2.95
     Canceled                                            (0)             --
                                                    -------           -----
Options outstanding, February 29, 2000              291,500           $2.13
                                                    =======           =====

Options for 291,500 shares are exercisable at February 29, 2000 at an exercise price and a weighted average exercise price of $2.13 per share, with a weighted average remaining contractual life of 5 years on 231,000 options and one year on 60,500 options. At February 29, 2000, there were 217,000 shares available for grant under the plan.

In April 1997, the Company entered into a consulting agreement and a nonqualified stock option agreement with a consulting firm. In accordance with the consulting agreement, 78,000 shares of common stock were issued as compensation as well as options to purchase an additional 200,000 shares, which were granted at exercise prices of $2.50 per share with respect to 100,000 options and $3.25 per share with respect to 100,000 options. Subsequently, options to purchase 50,000 shares at $3.25 were canceled. In June 1998, in connection with an additional extension of the term of the consulting agreement with said consultant and an expansion in scope of the services to be rendered by said consultant, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices ranging from $3.25 to $5.75 per share. Of these options, 41,000 shares have been exercised, and options to purchase 259,000 shares remain outstanding. The consulting agreement has been extended to and expires in March, 2001. Consulting expense related to the issuances of stock and stock options under the agreements totaled $171,182 and $190,200 for the fiscal years ended February 28, 1999 and 1998, respectively.

WARRANTS

The Company has issued warrants to purchase common stock in connection with the issuance of notes payable, the sale of units, and as compensation for professional service providers. Warrants outstanding at February 28, 2000 are as follows: Must fix chart per sec letter

                              Number
                          Exercise Price
Warrants to Purchase         of Shares       Per Security      Expiration Date
--------------------         ---------       ------------      ---------------
Common stock and
 Class A warrant             327,768             $7.00        January 3, 2001
Common stock                 112,500             $2.00        September 30, 2000
Common stock                  50,000             $1.50        December 31, 2000
Common stock                  68,550             $2.00        July 31, 2000
Common stock                 382,318             $2.85        August 7, 2003

Additionally, the Company has reserved 327,768 shares of common stock for exercise of the Class B warrants.

SERIES B 12% CUMULATIVE CONVERTIBLE PREFERRED STOCK

On April 9, 1998, the Company authorized the issuance and sale of 3,950 shares of Series B 12% Cumulative Convertible Preferred Stock and sold 2,500 of these shares to an investor. In addition, the Company issued a detached ten-year stock purchase warrant to purchase 799,000 shares of the Company's common stock at an exercise price of $0.01 per share to the investor for an aggregate purchase price of $2,500,000. Dividends may be paid through the issuance of additional shares of Series B preferred stock and warrants to purchase common stock. A Stockholders Agreement dated April 9, 1998 (the "Stockholders Agreement") was entered into among the acquirer of the Series B Preferred Stock (the "Acquirer"), and all officers of the Company and certain other affiliates ("the

Holders") whereby, the Company shall have a right of first refusal before any shares of Common Stock may be transferred by any Holder. The Acquirer has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered. If the Acquirer enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former ("Purchased Shares") (such agreement referred to as a "Tag-Along Sale"), each Holder has the right to participate in the Tag-Along Sale. If the Acquirer, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any Purchased Shares which results in such party having the ability to elect a majority of the Company's Board of Directors, then, at the request of the Acquirer, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a "Drag-Along Sale"). The Series B Preferred Stock is convertible, at the option of the Acquirer, into the number of shares of Common Stock, which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment.

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

The Company and the Acquirer entered into a Registration Rights Agreement dated April 9, 1998, which requires the Company, upon written request, to file a registration statement for the public resale of the Common Stock issued on conversion of the Series B Preferred Stock. The Company is required to file and cause to become effective a maximum of two registration statements, excluding registration statements on Form S-3. The Company shall not be obligated to affect more than one registration and Form S-3 during any six-month period and shall be obligated to file and cause to become effective no more than six registration statements on Form S-3. No registration statement is required to be filed unless the proposed public offering price of the securities under such registration shall be at least $5 million prior to deducting underwriting discounts and commissions). The Registration Rights Agreement also provides for incidental registration.

The proceeds from the sale of 2,500 shares of preferred stock and the detachable warrants were allocated to additional paid in capital and the detachable warrant based on their respective fair market values as of the date of sale and the dividend imputed.

8. INCOME TAXES

At February 29, 2000, the Company had no current or deferred tax liability.

At February 29, 2000, the Company had net operating loss carryforwards for federal income tax purposes amounting to approximately $8,800,000 that expire through 2015. The Company had deferred tax assets due to the net operating loss carryovers and temporary differences amounting to approximately $2,397,000 (February 29, 2000) $2,200,000 (February 28, 1999) and $1,500,000 (February 28,
1998), all of which have been fully reserved since the likelihood of the realization of the benefits cannot be established.

The Internal Revenue Code contains provisions which may limit the net operating loss carry over available for use in any given year if significant changes in ownership interest of the Company occur.

9. MAJOR CUSTOMERS AND MAJOR SUPPLIERS

For fiscal 2000, the Company's largest customers each representing more than 5% of gross shipments accounted for approximately $128,163, or 56.5%, of the Company's fiscal 2000 gross shipments. These customers, their respective purchases and the % of the Company shipments include Cintas $15,046 6.6%, JC Penney $38,172 16.8%, Mason Shoe Company $14,693 6.5%, Safety Shoe Distributors $11,065 5%, and Unifirst Corporation $49,187 21.7%. For fiscal 1999, the Company's customers who exceeded 5% of sales were JC Penney 23%, UniFirst 13%, RI Truck and Equipment Co. 11% and New England Seed Co. 11%. The Company is presenting this information on shipments as opposed to sales because the sales were impacted by $179,000 in returns from prior years so as to make percentages meaningless.

For fiscal 2000, the Company purchased negligible amounts of product so that the presentation of suppliers is of no tangible worth for the reader.

10. PRIOR QUARTER ADJUSTMENTS

The third quarter Form 10-QSB did not properly reflect the returns of $179,000 and there associated gross profit reduction of approximately $146,500. The sales for the fourth quarter of fiscal 2000 were $64,000 with gross profit of $15,400. Interest expense was increased by $332,873 in the fourth quarter for interest that was earned May 31, 2000 of $161,589 and November 30, 2000 of $171,284 and not recorded. in the respective quarters. The third quarter comparative information was actually the fiscal 1998, second quarter and the Form 10-QSB has not been amended.

11. PRIOR YEAR ADJUSTMENTS

The Company identified in the fourth quarter of fiscal 2000 an adjustment of $193,000 in interest payable that had not been accrued in fiscal 1999. The interest was directly attributable to the interest due ULLICO on Preferred Series B stock owned by them. Additional prior year adjustments are expected as a direct result of the determination letter requested from the SEC.

12. SUBSEQUENT EVENTS

PATINA CORP. ACQUISITION

On June 12, 2000 the Company completed the acquisition of 100% of Patina Corp., which includes assets of its subsidiary International Machine and Welding, Inc. Patina Corp. is a holding corporation that acquires going concerns and/or assets of various businesses. Patina Corp. was formed in April 1999 for such functions and immediately undertook to find acquisitions and purchased its first subsidiaries in August 1999. Patina Corp. immediately began to seek funding using various assets of its demolition, construction and asbestos abatement subsidiaries. Funding was not secured for the various contracts and opportunities that arose between inception and May 31, 2000. On May 31, 2000 all agreements related to the subsidiaries ceased and the assets were returned to their respective owners. While Patina Corp. or JD American Workwear, Inc. through its construction management division anticipates doing business with these associates the original contract and the assets that were described in the anticipated transaction announced in August 1999 are no longer under the control of Patina Corp.

However,   the  assets  acquired  on  June  1,  2000  in  an  agreement  between
International Commerce and Finance, Inc. and Patina Corp. allows the terms and conditions of the amended contract with Patina Corp. to close.

These assets include a 28,000 square foot machine shop and 38 acres of commercially zoned land in Bartow, Florida and all the tools and machinery to make this facility the largest machine shop South of Jacksonville, Florida. The operation also includes a heavy equipment and parts sales operation. The combined entities expect a minimum of $3 million in revenue in its first full fiscal year. Certain management of the former business located at this site are employees of the Company and are well known in the area. These management personnel have been responsible for sales well in excess of the Company projections, each year, over the last thirty years. It is anticipated that this subsidiary will provide $500,000 in net operating profits in its first full fiscal year.

The contract terms require up to $6,250,000 of assets to be included based on the appraised value of the equipment, machinery, land buildings, receivables and other assets and $3,000,000 in sales contracts or commitments to be included.

Patina Corp. awaits the signing of a $3,000,000 contract to repair and rehabilitate a structure for the New York State Department of Transportation. The award letter has been received and all the requirements have been fulfilled and have been returned to the agency. It is anticipated that the project will begin in July 2000. This contract, when signed, will be managed by the JD American construction management division. Simultaneous with the receipt of the contract an additional $1 million dollars in heavy equipment will be added to the asset base.

The acquisition is being funded with 11,300 shares of a newly created 6% Series B Convertible Preferred Stock with a stated value $1,000 per share and conversion rights into common stock at $1.00 per share when available. 1,500 of these shares are issued and outstanding but held in escrow for use in paying the earn-up provisions expected to be included in the employment agreements of the management of the subsidiary. Additionally, the Preferred Shares pay a dividend of 6% per annum payable in cash or in kind semi-annually. These shares have voting rights equaling 3,562,500 shares.

INTERNATIONAL COMMERCE AND FINANCE, INC.

On June 1, 2000 the Company signed an option agreement with International Commerce and Finance, Inc. to have the right of first refusal to acquire any and all projects that are currently under contract or may be conceived, acquired or partnered for two years for the sum of 25,000 restricted common shares.

International Commerce and Finance, Inc. currently has the management contract and an option to purchase a going concern with a one stop solution to the banking industries needs and desire to integrate their branch banking system with personal computer networks relieving themselves of expensive hardware, programming and a technical staff to run the infrastructure. The solutions company has been successful in maintaining an average of $5,000,000 in sales for the last several years. The solutions company anticipates growth from newly signed contracts to produce up to an additional $3,000,000 in revenue this fiscal year with profit margins of 10% or greater. Additional contracts are in the final negotiation stage.

RHODE ISLAND TRUCK AND EQUIPMENT CORP.

The Company completed the acquisition of Rhode Island Truck and Equipment, Corp. on June 10, 2000. The Stock Purchase Agreement requires JD American Workwear, Inc. to pay one share of restricted common stock for each dollar of appraised value of the assets.

Rhode Island Truck and Equipment, Corp. provides sales of commercial trucks and construction related equipment and tools. Additionally they provide hauling, paving and commercial and demolition recycling. With an additional bonding line substantial growth for its operations are expected. Total annual revenues are expected to be $1,000,000 from the construction services sector and $200,000 in construction equipment. Net pre tax profit is expected to be in the 10% to 20% range.

Founded in 1995 the operations reached sales of in excess of $500,000 with limited or no funding with profits of between 5% and 25% through their operating history.