Form 10QSB
period 2000-05-31
JD AMERICAN WORKWEAR INC
filed 2000-07-20
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended May 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from ______________ to ______________

                         Commission File Number 33-98682


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

     Common Stock, $.002 par value per share, 2,605,427 shares outstanding at July 17, 2000.

     Transitional Small Business Disclosure Format (check one)   Yes [ ]  No [X]

                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets as of May 31, 2000 and February 29, 2000              3

          Statements of Operations for the three months ended
          May 31, 2000 and May 31, 1999                                        5

          Statements of Operations for the nine months ended
          May 31, 2000 and May 31, 1999                                        6

          Statements of Cash Flows for the nine months ended
          May 31, 2000 and May 31, 1999                                        7

          Notes to Financial Statements                                        8


     Item 2. Management s Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 2. Changes in Securities                                            11

     Item 3. Defaults Upon Senior Securities                                  11

     Item 4. Submissions of Matters to a Vote of Security Holders             11

     Item 5. Other Information                                                11

     Item 6. Exhibits and Reports on Form 8-K                                 11

                           JD AMERICAN WORKWEAR, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                 May 31, 2000  February 29, 2000
                                                 ------------  -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                       $        0       $    7,013
  Accounts receivable, net of allowance $55,024       39,936           72,233
  Inventories                                        680,138          691,543
  Short term loans receivable                         92,417           59,329
                                                  ----------       ----------
     Total Current Assets                            812,491          830,118

Property and equipment, net                          189,612          205,382
Intangible assets, net                                51,093           52,360
Other assets, net                                    387,364          412,333
                                                  ----------       ----------

     TOTAL ASSETS                                 $1,440,560       $1,500,193
                                                  ==========       ==========

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                           BALANCE SHEETS -- CONTINUED
                                   (UNAUDITED)

                                                                     May 31, 2000      February 29, 2000
                                                                     ------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
 Current liabilities:
 Current portion of long-term debt                                   $   244,228             244,228
 Accounts payable and accrued expenses                                   413,004             352,569
 Accrued interest on notes payable                                       469,221             277,378
 Short-term loans                                                        220,674             143,229
                                                                     -----------         -----------
       Total current liabilities                                       1,347,127           1,017,404
                                                                     -----------         -----------

Long-term debt, net of current portion                                   128,813             135,960

Series B Preferred, as debt                                            2,500,000           2,500,000

Stockholders' equity
 Preferred stock, authorized 1,000,000 shares:
 Series A, $.001 par value 154 shares issued and
   outstanding, (liquidating preference $385,000)                             --                  --
 Series B, $.001 par value 2,843 shares issued and
   outstanding, (liquidating preference $2,928,750)                            3                   3
 Common stock, $.002 par value; authorized , 7,500,000
   shares; issued and outstanding, 2,605,427 and 2,605,427
   shares at May 31, 2000 and February 29, 2000, respectively              5,211               5,211
 Additional paid-in capital                                            7,361,392           7,361,392
 Unearned Warrants                                                      (150,000)           (150,000)
 Accumulated deficit                                                  (9,751,986)         (9,369,777)
                                                                     -----------         -----------
       Total Stockholders' equity:                                    (2,535,380)         (2,153,171)
                                                                     -----------         -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,440,560         $ 1,500,193
                                                                     ===========         ===========

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


For the Three months ended                      May 31, 2000        May 31, 1999
                                                ------------        ------------
Revenues
  Net sales                                     $    25,883         $   105,465
  Cost of goods sold                                 11,834              80,422
                                                -----------         -----------
       Gross profit                                  14,049              25,043

Operating Expenses
  Payroll and payroll taxes                         105,382             151,632
  Selling Expenses                                        0              10,666
  Consulting Expenses                                12,730              44,014
  Contract Labor                                      2,042               7,317
  Depreciation and amortization                      42,006               9,351
  Employee benefits                                       0              14,805
  Freight and delivery                                4,082              29,560
  Professional fees                                   9,272              11,781
  Rent                                                3,055               1,370
  Supplies                                              556               3,717
  Telephone                                           2,763               4,743
  Travel and entertainment                            4,240              14,755
  Other                                              19,876              18,836
                                                -----------         -----------
       Total operating expenses                     206,004             322,547
                                                -----------         -----------
       Operating loss                              (191,955)           (297,504)

Interest income (expense)                          (190,254)             (2,820)
                                                -----------         -----------

NET LOSS                                        $  (382,209)        $  (300,324)
                                                ===========         ===========

Net loss per common share                       $      (.15)        $      (.13)
                                                ===========         ===========
Weighted average number of common shares
 outstanding                                      2,605,427           2,254,773

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the Three months ended                          May 31, 2000    May 31, 1999
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $(382,209)      $(300,324)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization                        42,006           9,351
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable           32,297         283,675
   (Increase) in inventories                            11,405        (134,055)
   (Increase) decrease in other assets                 (33,088)         60,933
   Increase in accounts payable                        252,278         (57,148)
                                                     ---------       ---------
       Net cash (used in) operating activities         (77,311)       (137,568)
                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      --          (4,074)
                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal advances on notes payable and
   long-term debt                                       70,298              --
  Sale of preferred stock                                   --              --
  Repayments on notes payable and long-term debt            --         (13,170)
  Costs of raising capital                                  --              --
  Sale of common stock                                      --              --
                                                     ---------       ---------
       Net cash (used in) provided by financing
        activities                                      70,298         (13,170)
                                                     ---------       ---------
NET INCREASE (DECREASE) IN CASH                         (7,013)       (154,812)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          7,013         174,472
                                                     ---------       ---------

CASH - END OF PERIOD                                 $       0       $  19,660
                                                     =========       =========

See notes to Financial Statements

                           JD AMERICAN WORKWEAR, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - THE COMPANY

         The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products

         Substantial losses have been incurred since inception and additional future losses are anticipated as the Company continues to expand operations and establish itself in the market. Management believes that additional capital will be required to sustain operations through February, 28, 2001. The Company anticipates meeting its future cash requirements through direct to the consumer sales via our Internet site, traditional sales and licensing of products and obtaining additional financing. The Company will also acquire various entities to fulfill its desire to become a broader based, cash flow positive profitable company. There can be no assurance that sufficient cash can be generated from operations or financing activities or that the Company will be able to operate profitably in the future.

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

         The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2001.

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

         The Company's losses to date have principally been the result of product design, testing and development expenses, marketing expenses, initial production, administrative costs and professional fees. In addition, the Company incurred higher than expected costs of goods sold because of the low level of production (and commensurately low volume of raw materials purchased), a higher proportion of sample goods to goods available for sale, and the initial sewing and cutting of garments at prices significantly higher than are now available to the Company.

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

         For the reasons stated above, the Company believes that its results of operations for the three-month periods ended May 31, 2000 and 1999 are not necessarily indicative of the Company's future results of operations.

         THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999. Net sales for the three-month period ended May 31, 2000 decreased approximately 75% to $25,883 from $105,465 for the three-month period ended May 31, 1999. The decrease is directly attributable to a decrease in unit volume as a result of the change in direction of the Company. Cost of goods sold for the three months ended May 31, 2000 was $11,834 compared to $80,422 for the three months ended May 31, 1999. Gross margin for the three-month period ended May 31, 2000 was $14,049 compared to $25,043 for the three months ended May 31, 1999. The decrease in gross profit of 44% is primarily due to the reduction in unit sales although the gross profit percentage increased as a result of the majority of sales being direct to the consumer.

         Operating expenses decreased to $206,004 for the three months ended May 31, 2000 from $322,547 for the three months ended May 31, 1999. Cost cutting measures were implemented in many categories including approximately $46,000 decrease in payroll costs and $10,000, each, in travel and selling related costs.

         The net loss for the three months ended May 31, 2000 was $382,209 ($.15 per share) compared to a net loss of $300,324 ($.13 per share) for the three months ended May 31, 1999. The increase is directly attributable to the interest charges on the Series B Preferred stock in excess of $180,000 for the period and the amortization of the debt discount in the amount of $24,969. These changes were required to comply with GAAP. A prior period adjustment to the Form 10-KSB for the period ending February 29, 2000 was made but was not applied to any particular quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $77,311 for the three months ended May 31, 2000 compared to $137,568 for the three months ended May 31, 1999. The Company is continuing to reduce its levels of inventory. Accounts receivable decreased approximately 45% to $39,936 from February 29, 2000 to May 31, 2000 as a result of reduced sales and the collection of certain older receivables.
Inventory  decreased  approximately  2% during the first three  months of fiscal
2001.

         The Company made no capital expenditures for the three months ended May 31, 2000, compared to $4,074 for the three months ended May 31, 1999.

         Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the three months ended May 31, 2000. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 28, 2001 and to meet its business strategy of achieving significant market penetration of its JD workwear products. Also, additional capital will be required if adequate levels of revenue are not realized, if higher than anticipated costs are incurred in maintaining the Company's manufacturing and marketing activities, or if product demand exceeds expected levels. The Company's inability to timely pay vendors and service providers as a result of a cash flow shortage has and will continue to adversely affect the Company's operations. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

         Through May 31, 2000, the Company has experienced substantial losses, and at May 31, 2000 had an accumulated deficit of approximately $9,751,986. The Company has not been able to pay all of its obligations as they have become due, and expects to incur additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

         Inflation is not expected to have a major impact on the Company's operations.

ACQUISITIONS

PATINA CORP.

         On June 1, 2000 the Company completed the acquisition of 100% of Patina Corp., which includes assets of its subsidiary International Machine and Welding, Inc. Patina Corp. is a holding corporation that acquires going concerns and/or assets of various businesses. Patina Corp. was formed in April 1999 for such functions and immediately undertook to find acquisitions and purchased its first subsidiaries in August 1999. Patina Corp. immediately began to seek funding using various assets of its demolition, construction and asbestos abatement subsidiaries. Funding was not secured for the various contracts and opportunities that arose between inception and May 31, 2000. On May 31, 2000 all agreements related to the subsidiaries ceased and the assets were returned to their respective owners. While Patina Corp. or JD American Workwear, Inc. through its construction management division anticipates doing business with these associates the original contract and the assets that were described in the anticipated transaction announced in August 1999 are no longer under the control of Patina Corp.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has various legal proceedings to which it is a defendant, all of which are directly related to the normal activities of the business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         N/A


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         N/A

ITEM 5. OTHER INFORMATION

         On June 1, 2000 the Company completed two acquisitions and purchased an option to acquire any or all activities of a third. The required, audited financial statements and the accompanying proforma information will be submitted to the Securities and Exchange Commission via filing a Form 8-K on or before August 12, 2000 as required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         N/A

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JD AMERICAN WORKWEAR, INC.


Date: July 19, 2000                      By: /s/ David N. DeBaene
                                             ------------------------------
                                             David N. DeBaene, President
                                             (Principal Executive Officer)