Form 10KSB/A
period 2000-02-29
JD AMERICAN WORKWEAR INC
filed 2000-10-30
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     State the issuer's revenues for its most recent fiscal year: $272,065

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at September 12, 2000 was approximately $1,865,111 based upon the closing sale price of $.625 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on September 12, 2000.

     As of September 12, 2000 the registrant had 2,984,178 shares of Common Stock, $.002 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                           JD AMERICAN WORKWEAR, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Description of Business                                              3
Item 2.   Description of Property                                             11
Item 3.   Legal Proceedings                                                   11
Item 4.   Submission of Matters to Vote of Securities Holders                 12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Security Holder Matters                                           12

Item 6.   Management's Discussion and Analysis of Financial
            Condition And Results of Operations                               13

Item 7.   Financial Statements                                                16

Item 8.   Changes in and Disagreements with Accountants on
            Accounting And Financial Disclosure                               16

                                    PART III

Item 9.   Directors, Executive Officers, Promoters, and Control
            Persons; Compliance with Section 16(a) of Exchange Act            17

Item 10.  Executive Compensation                                              19

Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                        21

Item 12.  Certain Relationships and Related Transactions                      23

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K                                    24

FORWARD-LOOKING STATEMENTS

This annual report  contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Exchange Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties, including information included under Parts I and II of this annual report, which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this annual report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will" and other similar expressions regarding the Company's intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements, which refer to expectations, projections or other characterizations of future events or circumstances, and statements made in the future tense are forward-looking statements. Readers are cautioned that actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances occurring subsequent to the filing of this annual report with the SEC. Readers are urged to carefully review and consider the various disclosures made by the Company in this annual report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     JD American Workwear, Inc. was incorporated in Rhode Island in May of 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products. The Company's products consist of an extensive line of commercial and industrial workwear highlighted by its two key proprietary safety products - denim safety work jeans ("JD Safety Work Jeans(TM)") and cotton/poly blend uniform style safety work pants ("JD Safety Uniform Pants(TM)"). The Company's initial product, JD Safety Work Jeans, was designed and patented by David N. DeBaene, the Company's founder and President, and assigned to the Company in January 1995. In June 1997, the Company was awarded a second patent with respect to certain unique functional characteristics of its Safety Uniform Pants. See "BUSINESS - Patents and Proprietary Rights." The Company markets its products throughout the United States and internationally principally for industrial and manufacturing applications.

Business Strategy

     The Company has adopted a new business strategy that focuses on expansion and diversification through acquisitions of companies in other lines of business. Under the new strategy, the Company has developed four divisions:
Consumer Products, Manufacturing and Fabrication, Construction Management, and High Technology.

     CONSUMER PRODUCTS DIVISION. This division was formed for sales of JD American Workwear Products. Under its new strategy, the Company is seeking to sell licenses to manufacture and distribute its patented workwear products. By shipping products directly from licensed manufacturers to its customers, the Company will reduce the costs of handling and carrying inventory while receiving revenues from royalties under license agreements.

     MANUFACTURING AND FABRICATION DIVISION. This division was formed for the operations of International Machine and Welding, Inc., a subsidiary acquired on June 12, 2000. Its operations include a 38,000 square foot machine shop and sales of heavy equipment, parts and service. (See Recent Developments- Patina Corp. Acquisition)

     CONSTRUCTION MANAGEMENT DIVISION. This division was formed for the operations of Rhode Island Truck and Equipment Corporation, a subsidiary acquired on June 10, 2000. Rhode Island Truck and Equipment Corporation sells commercial trucks, construction equipment and tools, and provides hauling, paving, commercial recycling and demolition recycling services.

     HIGH TECHNOLOGY. The Company is currently seeking the acquisition of an operating company. The option agreement with International Commerce and Finance, Inc. is the first attempt to provide a subsidiary for inclusion in this division.

Recent Developments

     PATINA CORP. ACQUISITION. On December 27, 1999, the Company reported the purchase of Patina Corp. and its three construction and demolition subsidiaries. However, Patina Corp. and the Company were unsuccessful in raising $2 million in capital for the venture to go forward. Patina Corp. cancelled all agreements with the construction and demolition operations on May 31, 2000.

     On June 12, 2000, the Company completed the acquisition of Patina Corp. Patina Corp. is a holding corporation containing its operating subsidiary, International Machine and Welding, Inc. International Machine and Welding owns and operates a 38,000 square foot machine shop, located on 38 acres of commercially zoned land in Bartow, Florida. The operation also includes heavy equipment parts and sales. The purchase contract requires Patina Corp. to provide net assets with an appraised value of $4,500,000. The acquisition is being funded with 11,300 shares of a newly created 6% Series C Convertible Preferred Stock with a stated value of $1,000 per share and conversion rights into common stock at $1.00 per common share, when available. The purchase price will be reduced by one share of Series C Preferred Convertible Preferred Stock for each $1,000, in the event of a shortfall in appraised value. Fifteen hundred shares of the 6% Series C Convertible Preferred Stock are held in escrow for adjustment to the earn-up provisions of the purchase contract, which require Patina Corp. to produce $3,000,000 annual revenues for the first two years following the acquisition. The Preferred Shares pay a dividend of 6% per annum payable in cash or in kind semi-annually. The 9,800 shares of Series C Convertible Preferred Stock issued for the acquisition have voting rights equal to 3,562,500 shares of common stock.

     INTERNATIONAL COMMERCE AND FINANCE. On June 1, 2000, the Company signed an option agreement with International Commerce and Finance, Inc. The agreement states that the Company shall have the right of first refusal to acquire any and all projects that are currently under contract, or may be conceived, acquired or partnered, for two years for the sum of 25,000 common shares. The agreement contains a trading restriction relating to the lack of registration of these shares pursuant to Rule 144 of the Securities Act of 1933.

     RHODE  ISLAND  TRUCK  AND  EQUIPMENT   CORP.  The  Company   completed  the
acquisition of Rhode Island Truck and Equipment Corp. on June 10, 2000. The stock purchase agreement requires JD American Workwear, Inc. to pay one share of common stock for each dollar of appraised value of the net assets. The company expects the value to be approximately $150,000. Rhode Island Truck and Equipment Corp. engages in sales of commercial trucks and construction related equipment and tools used in the construction industry. Additionally, they provide hauling, paving and demolition recycling.

Inventory Write Down and Reclassification

     During the fourth quarter of the year ended February 29, 2000, management determined that, due to the failure of the Company's marketing programs to produce a satisfactory level of sales, inventory contained a significant amount of overstocked and obsolete product. As a result, a provision for inventory losses of $531,438 was charged to operations to write down inventory to its net realizable value. This was based on the Company's best estimates of product sales prices in accordance with its revised plans for product marketing. Management has also reclassified a portion of inventory to long-term assets based on estimates about the timing of product sales under the revised plan. It is at least reasonably possible that the estimates used by the Company will be materially different from the actual results, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term. The provision and reclassification were necessary because of conditions that arose during fiscal 2000.

Other Developments

     PRIVATE PLACEMENT OF SERIES B PREFERRED STOCK. On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"). As a part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000. The Company used the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

     The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock, which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment.

     The Series B Preferred Stock entitles ULLICO to receive, when and as declared by the Company's Board, cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. During the two-year period following issuance of the Series B Preferred Stock (the "PIK Period") the Company has the option of making payment of the semi-annual dividends on the Series B Preferred Stock either in cash or by issuing additional shares of Series B Preferred Stock ("PIK Dividends"). In the event the Company elects to pay dividends in shares of Series B Preferred Stock, the Company is required to issue additional detached ten-year dividend warrants (the "Dividend Warrants") to purchase 54,000 shares of Common Stock at an exercise price of $.01 per share for each semi-annual dividend period that PIK Dividends are paid. During the PIK Period the Company may not pay or declare cash dividends on any stock other than the Series B Preferred Stock. Unless full dividends on the Series B Preferred Stock for all past dividend periods and the then current period shall have been paid or declared and a sufficient sum for the payment thereof set aside in trust for the Series B Preferred Stockholders, no dividend (other than a dividend payable solely in Common Stock) shall be paid or declared, and no distribution made, on any other shares of stock.

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

     Each holder of Series B Preferred Stock is entitled to vote on all Company matters and is entitled to the number of votes equal to the largest number of full shares of Common Stock into which such shares of Series B Preferred Stock are convertible. The Series B Preferred Stockholders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stockholders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors.

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

Products and Features

     The Company's Consumer Products Division offers three main lines of products: JD Safety Work Jeans, JD Safety Uniform Pants and JD Rugged 5-pocket Jeans. For the fiscal year ended February 29, 2000, sales of JD Safety Work Jeans accounted for approximately 31% of revenues, sales of JD Safety Uniform Pants accounted for approximately 54%, and sales of JD Rugged 5-pocket Jeans accounted for approximately 15%. For the fiscal year ended February 28, 1999, sales of JD Safety Work Jeans accounted for approximately 38% of revenues, sales of JD Safety Uniform Pants accounted for approximately 18%, sales of JD Rugged 5-pocket Jeans accounted for approximately 32% and sales of other products accounted for 12%.

     JD SAFETY WORK JEANS. JD Safety Work Jeans are constructed of heavy denim and leather, designed for worker protection, durability and comfort and are machine washable. They are produced from 100% American made materials, manufactured in America to the Company's strict design specifications, and typically retail in the $35 to $45 price range. The Company's sales to catalogs and retailers are at a lower than retail price. JD Safety Work Jeans feature a permanent, built-in, closed cell polymer padding in the knee area secured in place by a moisture- resistant, protective, leather sheathing which provides a cushion between the knee and any work surface. This feature offers protection and comfort when kneeling or leaning on surfaces that are hard, damp, cold, slippery or rough. JD Safety Work Jeans also feature high quality leather sheathing strategically placed on the seat creating a surface, which is extremely durable, pliable and slip resistant. The Company believes that JD Safety Work Jeans increase job productivity by offering the wearer a high level of protection with much greater ease of movement than found in conventional (external) kneepads. Independent lab tests performed at various times from 1993 through the date of this report have demonstrated that JD Safety Work Jeans are more durable and more protective than most workwear when measured against accepted industry standards. A patent issued in 1991 protects specific functional properties of the JD Safety Work Jeans. JD Safety Work Jeans are offered in fifty-five sizes.

     JD SAFETY UNIFORM PANTS. JD Safety Uniform Pants are cotton/poly blend, uniform style work pants, which incorporate many of the unique features and concepts of JD Safety Work Jeans. JD Safety Uniform Pants were developed following substantial materials research and testing and are durable enough to withstand repeated high temperature industrial laundering. Like JD Safety Work Jeans, they are designed for worker protection, durability and comfort. They are produced from 100% American made materials and are manufactured in America to the Company's exact design specifications and typically retail in the $35 to $39 price range. The Company's sales to catalogs and retailers are at a lower than retail price. JD Safety Uniform Pants also feature a permanent, built-in, closed cell polymer padding in the knee area covered by a unique proprietary protective sheathing material developed by the Company. This material will not absorb most liquids such as water, pesticides, petroleum fuels, and many chemicals commonly encountered by industrial workers. In addition, this sheathing material is extremely durable, highly resistant to abrasion, punctures and tears. The Company developed this product to meet what it believes is a large and unmet need for work clothes with the protection, comfort and durability of JD Safety Uniform Pants. JD Safety Uniform Pants are offered in fifty-five sizes and in five different colors.

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

Manufacturing and Sources of Supply

     Proprietary Products. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are manufactured in the United States exclusively from raw materials produced in the United States. The Company manufactures some of the component parts and subassemblies; however, final assembly is performed by outside contractors. The Company's proprietary products are manufactured to strict Company specifications. Historically, the Company had a manufacturing arrangement with Reed Manufacturing Co., Inc. pursuant to which Reed manufactured both the JD Safety Work Jeans and JD Safety Uniform Pants to the Company's specifications. In December 1997, in connection with an equity investment by ULLICO, the Company began producing JD Safety Work Jeans and JD Safety Work Uniform Pants in contracted facilities covered by collective bargaining agreements. As a result, the Company established manufacturing relationships with Fine Vines, Inc. and East Texas Sportswear, Inc. Fine Vines has subsequently discontinued operations. On November 2, 1998 it was determined that the Company would no longer maintain the production levels with East Texas Sportswear. The Company shifted a portion of manufacturing to Magee Apparel Company and continues to use East Texas Sportswear and Reed to produce certain products.

     The Company believes that its supply arrangement with a limited number of manufacturers ensures consistency and quality of its products. While the Company believes that the interruption of production of these products, without sufficient notice, would have a material adverse effect on the Company's operations until alternative sources are secured, it also believes that there are adequate alternative sources of manufacturing services.

     The Company may, in the future, seek to establish relationships with other manufacturing facilities having full-scale capabilities to handle the Company's product line. The Company intends that all of its products will be manufactured within the United States.

     Raw Materials. Raw materials used in the manufacture of JD Safety Work Jeans consist of denim fabric, leather sheathing and closed cell, polymer foam padding, each of which is supplied by several established sources. The raw materials used in the manufacture of JD Safety Uniform Pants consist of twill fabrics (cotton/polyester blends), closed cell polymer foam padding, and a proprietary mill fabric sheathing composed of commonly available products. Critical supply or single origins do not limit any of the principal raw materials used by the Company in the manufacture of its products. The Company's principal suppliers are Swift Textiles, Columbus, GA (denim), Blackhawk Leather, Milwaukee, WI (leather), Manufacturer's Rubber and Supply, Merrimac, MA, (foam padding) and Brookwood Industries, New York, NY (sheathing).

     The Company supplies most of the raw materials and components required for manufacturing to its manufacturers under a consignment arrangement. The lead-time between ordering and receipt of raw materials varies with the materials involved, but generally ranges from three to six weeks. Generally, the Company must make advance purchases of most component raw materials for the JD Safety Work Jeans and JD Safety Uniform Pants. These raw materials include padding for the knees, sheathing for the knees and buttocks, as well as the twill fabric for the Safety Uniform Pants. The Company has not experienced any difficulties in obtaining raw materials on commercially reasonable terms; however, the disruption of the supply of these materials would have a material adverse effect on the Company's operations.

Marketing and Sales

     The Company's JD Safety Work Jeans, JD Safety Uniform Pants and its private label conventional workwear are marketed and sold through a network of distributors, catalog merchants and retail resellers. Currently, the Company's marketing and sales efforts are segmented into the following general categories:
(1) direct marketing sales, (2) catalog sales (3) distributor sales, (4) uniform rental service companies, and (5) retail customers.

     Direct Marketing Sales. The Company advertises and markets its products through direct mailings, participation and exhibition of products at industrial trade shows and personal solicitations at businesses that have been identified as likely purchasers of the Company's products and industry referrals. In May and October 1998 and October 1999, the Company's JD Safety Work Jeans and JD Safety Uniform Pants were featured in mailers sent by Mason Shoe Company. The mailers were included as a companion insert to Mason's own footwear catalog, and they were mailed to a significant portion of Mason's retail customer base, approximately 2 million mechanics, tradesmen and other blue-collar workers. The Company maintains a proprietary mailing list derived from various sources consisting of both established customers and persons responding to advertisements in trade magazines and similar publications. The Company intends to continue aggressively pursuing direct marketing opportunities as its customer base and product line grows.

     Catalog Sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are sold to several catalog merchants for resale to consumers. The Company's Proprietary Safety Workwear are featured in issues of the JC Penney Workwear Catalog and Modern Farms. Approximately twenty million copies of the JC Penney Catalog displaying JD Safety Work Jeans were mailed in June 1998, November 1998, June 1999, and November 1999. Sales to catalog merchants accounted for approximately 17% of revenues for the fiscal year ended February 29, 2000 and approximately 28% of revenues for the fiscal year ended February 28, 1999.

     Distributor Sales. The Company's JD Safety Work Jeans and JD Safety Uniform Pants are marketed to several distributors for resale to consumers. The Company's distribution network consists of five domestic distributors.
Typically, distributors maintain inventory levels in order to offer rapid delivery to their customers. Sales through distributors accounted for approximately 30% of revenues for the fiscal year ended February 29, 2000 and 34% of revenues for the fiscal year ended February 28, 1999.

     Uniform Rental Service Customers. The Company's JD Safety Uniform Pants are sold to several leading uniform rental companies throughout the United States and Canada. During the fiscal year ended February 28, 1999, the Company began working with UniFirst Corporation to develop a joint marketing program for JD Safety Uniform Pants utilizing UniFirst's hundreds of sales representatives and thousands of uniform route drivers. Sales to uniform rental service customers accounted for approximately 17% of revenues for the fiscal year ended February

29, 2000 and approximately 13% of revenues for the fiscal year ended February 28, 1999. Initial negotiations have begun with these customers to license the patents owned by the Company for manufacturing at these customers' facilities. These programs would substantially reduce the cost to these customers, even with the royalty to be provided to the Company and would also allow for the expansion of their markets because of the reduction in price then available to their rental customers. JD American Workwear, Inc. would be able to purchase garments to meet other sales demands and would also allow these manufacturing facilities to direct ship the product to the end user.

     Retail Customers. As a result of the Company's focus in developing brand awareness for the JD Safety Work Jeans and JD Safety Uniform Pants, the Company has been able to attract several independent and national retailers. Because the Company's products are typically worn by tradesmen and laborers, the Company believes that its products are better displayed in stores selling hardware, building materials and farm supplies as opposed to traditional clothing retailers. Sales to retailers accounted for approximately 8% of revenues for the fiscal year ended February 29, 2000 and approximately 16.8% of revenues for the fiscal year ended February 28, 1999.

Competition

     The principal competitive factors in the Company's markets include innovative product design, product quality, value, product performance, durability, availability, established customer relationships, name recognition, distribution and price. The Company competes principally on the basis of innovative product design, quality, product performance and value.

     The Company competes with a number of companies, many of which have longer operating histories, more established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than the Company currently has or may reasonably be expected to have in the foreseeable future. This competition may have an adverse effect on the ability of the Company to scale up and expand its operations or operate profitability. Dominant competitors of conventional workwear include Carhart Industries, Red Kap Industries a division of VF Corp., and Angelica Corp. The Company believes that its competitors may be engaged in the development and marketing of products similar to those being developed and marketed by the Company. Accordingly, some of these companies may launch products competitive with those currently offered or under development by the Company. No assurances can be given that the Company will be able to compete successfully.

Patents and Proprietary Rights

     The Company's first patent, U.S. Patent No. 5,038,408, covers certain functional features of the JD Safety Work Jeans. The Jean Patent was issued to David N. DeBaene and was thereupon assigned to the Company in January 1995. In connection with the assignment, the Company agreed to pay Mr. DeBaene $50,000 for the Jean Patent. The Jean Patent expires in the year 2008, seventeen years from the date of issuance

     In June 1997, the Company was granted U.S. Patent No. 5,634,215 covering certain functional features of its JD Safety Uniform Pants. The functional features of the jeans and pants on which patent protection has been granted, include wear and protective abrasion-resistant, reinforcing panels that are strategically positioned onto work pant garments in the seat and knees. The wear and abrasion resistant panels are formed of specially fabricated materials. The Uniform Patent expires in the year 2008.

     On August 29, 2000, U.S. Patent No. 6,108,819 was issued covering certain functional features to be incorporated in its new product, the JD Safety Back Brace Pants. The patented features relate to the design of the back brace, its detachable feature, and its coupling mechanism for attaching the brace to the pant. While the patents offer a certain degree of protection, there can be no assurance that they will provide the Company with any meaningful competitive advantage.

Research and Development

     The Company continues to develop new proprietary and non-proprietary products to add to its product line. During fiscal 1999, in response to customer requests, the Company developed a tanning process to incorporate blue and other color leather sheathing into the JD Safety Work Jean without compromising the durability and washability of the traditional brown leather sheathing products. The Company has also developed, and is beginning to market, a line of gardening pants for the professional and recreational landscaper and a line of children's wear. Each of these lines will incorporate the Company's proprietary safety features. During fiscal 1999, the Company expended approximately $53,000 on research and development activities. There were no research and development expenditures in fiscal 2000.

Customer Dependence

     For fiscal 2000, the Company's largest customers each representing more than 10% of sales accounted for $87,359, or 32%, of the Company's sales. These customers were JC Penney with sales of $38,172 (14%) and UniFirst Corporation with sales of $49,187 (18%). For fiscal 1999, the Company's customers who sales exceeded 10% of the Company's sales were JC Penney with sales of $285,689
(29.2%), UniFirst Corporation with sales of $153,383 (16.5%) and Payless with sales of $123,060 (12.9%).

Seasonality

     The Company's business traditionally has been subject to seasonal trends based upon climate. Sales volumes for JD Safety Work Jeans have been higher during the fall and winter seasons and lower during the spring and summer seasons because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company are less sensitive to the seasonal trends that affect JD Safety Work Jeans.

Employees

     At September 1, 2000, the Company and its subsidiaries had twenty-four employees devoting full-time hours, six part time employees and six contractors or commission representatives. Of these workers, six are performing executive, management and marketing functions, four are performing accounting, financial and office functions, and one is performing order fulfillment functions, five provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements.

Certain Considerations - Factors that May Affect Results

     THIS REPORT ON FORM 10-KSB, OTHER DOCUMENTS OF THE COMPANY AND STATEMENTS MADE BY MEMBERS OF THE MANAGEMENT OF THE COMPANY MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

     ACCUMULATED DEFICIT AND OPERATING LOSSES AND ANTICIPATED CONTINUING LOSSES; EXPLANATORY LANGUAGE IN AUDITOR'S REPORT REGARDING ABILITY TO CONTINUE AS GOING CONCERN. The Company had an accumulated deficit at February 29, 2000 of $8,263,003 and incurred a net loss to common shareholders of $2,467,929 for the year ended February 29, 2000. At February 28, 1999, the Company had an accumulated deficit of $6,314,242, as restated, and incurred a net loss to common shareholders, as restated, of $2,244,812 for the year ended February 28, 1999. Because the Company is changing its method of marketing and order fulfillment, it is expected that the Company will continue to sustain losses from its clothing subsidiary for part, if not all, of the year ending February 28, 2001, and perhaps thereafter. The Company had significant negative cash flow from operations during each of the years ended February 29, 2000 and February 28, 1999. The Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The reports of the Company's auditors concerning the Company's financial statements for each of the two years ended February 29, 2000 and February 28, 1999, include explanatory paragraphs expressing substantial doubt with respect to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NEED FOR ADDITIONAL FINANCING. Cash flow from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through most of fiscal 2000. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2001 to meet its business strategy. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     MANUFACTURING AND DISTRIBUTION RISKS. Although the Company has established numerous customer relationships as well as relationships with suppliers and manufacturers to conduct operations at higher unit volumes, difficulties may be experienced in inventory management, product distribution and other areas until the Company's operations have been scaled up for a period of time. Since the Company entered into manufacturing arrangements with Fine Vines and East Texas Sportswear, difficulties including production delays and quality control problems have been encountered. The Company has switched manufacturers on four occasions during its history, due to the following factors: 1) the Company's capital constraints in meeting minimum production levels, 2) the manufacturer's quality control problems, 3) the need to maintain compliance with the terms of the ULLICO transaction and 4) a manufacturer discontinued operations. Two of these past incidents resulted in an inventory shortage, which adversely affected the Company's operations. Stockholders should be aware that unanticipated problems, many of which may be beyond the Company's control, could be encountered. These include, but are not limited to, product development, marketing and customer support problems, increased competition, new manufacturer learning curve, and lack of credibility with suppliers and customers. Moreover, due the limited and sporadic nature of the Company's production runs, it is not feasible for the Company to expect vendors to react quickly, efficiently and on a cost-effective basis to the Company's production demands. There can be no assurance that the Company's products will achieve broad based market acceptance or that in view of the extensive manufacturing, sales and marketing and general overhead costs expected to be incurred by the Company, that any sales will result in positive cash flow or profitable operations.

     LIMITED CUSTOMER BASE; SEASONALITY. A significant amount of the Company's past sales has been derived from a relatively small number of customers. Failure of the Company to expand its customer base has had a material adverse effect on the Company's results of operations. The Company's business has been subject to seasonal trends based upon climate, because the highly durable denim in JD Safety Work Jeans is heavier (and consequently warmer) than the materials used in conventional work jeans. Sales volume for JD Safety Work Jeans is higher during the fall and winter seasons and declines to lower levels during the spring and summer seasons. The Company believes that sales of JD Safety Uniform Pants and the conventional workwear now offered by the Company would be somewhat less sensitive to the seasonal trends, which affect JD Safety Work Jeans. The Company believes, therefore, that as its revenue mix changes to include greater uniform sales volume, overall seasonality will be reduced, but not eliminated.

     SALES AND MARKETING. The Company has shifted from a network of non-exclusive sales representatives to a focus on patent licensing and, beginning in fiscal 2001, Internet direct sales. The Company's future growth and profitability will depend in part, on the success of this Internet sales activity. The Company continues to develop and continue relationships with traditional and new accounts.

     CONTROL BY CURRENT STOCKHOLDERS, OFFICERS AND DIRECTORS. Management and affiliates of the Company currently beneficially own, including shares they have the right to acquire, approximately 30.39% of the voting Common Stock. These persons are, and will continue to be, able to exercise control over the election of the Company's directors and the appointment of officers.

     POSSIBLE CHANGE IN CONTROL. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stockholders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock, which is currently convertible into 641,400 shares of Common Stock, and holds warrants to purchase 1,032,550 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.

ITEM 2. PROPERTIES

     In December 1998, the Company purchased the 19,600 square foot building in Coventry, Rhode Island formerly leased by the Company. The purchase price of the property was $145,000, of which $125,000 was paid in the form of a promissory note to the seller bearing interest at 10.5%, secured by a mortgage on the property. The promissory note requires monthly payments of $2,686.74 and a balloon payment of approximately $57,934 in January 2002. The Company is in default on the note and the entire principal balance plus accrued interest is due immediately. In August 2000, the Company was notified of the intention of the mortgage holder on the corporate headquarters to begin foreclosure proceedings unless the arrearage of approximately $32,000 is paid. On June 29, 2000, the building was sold to the mortgage holder in a tax sale. The Company may redeem the building by paying approximately $4,200 for the taxes and required interest prior to six months from the date of the sale.

     Management believes that its current facility will be satisfactory to meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     On October 14, 1999, the Superior Court of New Jersey awarded a final judgement of default in favor of the law firm of Herten, Burstein, Sheridan, Cevasco, Bottinelli & Litt, LLC due the failure of the Company to pay the plaintiff approximately $54,000 for legal services received.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

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

                                                                  Bid Prices
                                                              ------------------
                                                               High        Low
                                                              -------    -------
FISCAL 2000
First Quarter (March 1, 1999 through May 31, 1999)            $ 3.625    $ 2.375
Second Quarter (June 1, 1999 through August 31, 1999)         $ 3.625    $  2.50
Third Quarter (September 1, 1999 through November 30, 1999)   $ 3.125    $  1.50
Fourth Quarter (December 1, 1999 through February 29, 2000)   $ 2.125    $  0.90

FISCAL  1999
First Quarter (March 1, 1998 through May 31, 1998)            $  4.75    $ 3.375
Second Quarter (June 1, 1998 through August 31, 1998)         $4.9375    $2.8125
Third Quarter (September 1, 1998 through November 30, 1998)   $ 4.375    $  3.00
Fourth Quarter (December 1, 1998 through February 28, 1999)   $  4.25    $  2.75

     The closing bid price of the Company's Common Stock as reported by the OTCBB was $.625 on September 12, 2000.

Holders

     As of September 12, 2000 there were approximately 328 record holders of the Company's Common Stock.

Dividends

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

Delisting of Securities

     On September 12, 2000, the Company's common stock was removed from trading on the OTC Bulletin Board System because of its non-compliance with the requirement to timely file its annual report on Form 10-KSB.

Recent Sales of Unregistered Securities

     In September 2000, 25,000 common shares were issued to International Commerce and Finance, Inc. to secure the option agreement signed in June 2000. These shares were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933.

     In June 2000, 9,800 shares of Series C 6% Convertible Preferred Stock were issued in conjunction with the acquisition of Patina Corporation. These shares were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933. These shares were issued ratably to the holders of record of Patina Corporation on June 1, 2000.

     On May 19, 2000, Mission Bay Consultants, Inc. exercised stock options for the purchase of 10,000 common shares and warrants for the issuance of 150,000 shares of common stock for the sum of $30,000. These grants were made on March 3, 2000. The stock options were granted under the 1995 Stock Option Plan and were issued as free- trading shares pursuant to a registration on Form S-8 previously completed for all shares authorized under the plan. The warrants were granted with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933.

     On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $.001 par value (the "Series B Preferred Stock"), in reliance on an exemption from the registration requirements as provided in Section 4(2) of the Securities Act of 1933, and Rule 506 hereunder. As a part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $.01 per share (the "Investor Warrant"). The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock, which results from dividing the Conversion Price into $1,000 for each share of Series B Preferred Stock being converted. The Conversion Price shall be $5.00, subject to adjustment. The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-KSB, OTHER DOCUMENTS OF THE COMPANY AND STATEMENTS MADE BY MEMBERS OF THE MANAGEMENT OF THE COMPANY MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Results of Operations

     Since its inception, the Company has been involved in the design and development of its products, the development of relationships with various suppliers and manufacturing contractors and the marketing of its products through various distribution channels. The first commercial shipments of JD Safety Work Jeans were made in September 1993, and the first commercial shipments of an early version of JD Safety Uniform Pants were made during 1995. Following the Company's initial public offering in January 1996, the Company significantly increased its expenditures for inventory, salaries, advertising marketing and other costs in attempt to increase its level of production. In March 1996, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently manufactured by the Company.

     The Company's losses to date have principally been the result of product design, testing and development expenses, marketing expenses, initial production and administrative costs, professional fees and the write down of inventory to net realizable value in fiscal 2000. Most of the losses in fiscal 2000 and 1999 are a result of the failure of the union-made marketing program to produce sales. In addition, the Company incurred higher than expected costs of goods sold resulting from the low level of production (and commensurately low volume of raw materials purchases).

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

     Historically, the Company used a team of independent sales representatives and sales agents to generate sales. During fiscal 2000, all marketing personnel were terminated because the Company's sales did not provide sufficient cash flow to pay their salaries.

     For the reasons stated above, the Company believes that its results of operations for the years ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the Company's future results of operations.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     Net sales decreased to $272,065 for the fiscal year ended February 29, 2000 from $953,430, as restated, for the fiscal year ended February 28, 1999, a decrease of $681,365 or 71.4%. This decrease was principally attributable to decreased marketing efforts and the failure of the Company's sales program to union membership. In fiscal 1999, sales included significant inventory purchases by JC Penney, Cintas, and UniFirst. However, in fiscal 2000, sales to these customers were substantially reduced as they included only reorders and fill-in special orders. The Company spent the majority of late fiscal 1999 and the first half of fiscal 2000 in marketing efforts targeted to union locals and affiliates around the country. The failure of this marketing program resulted in dismal sales, a loss of Company focus and the expenditure of a significant portion of the funds received from ULLICO. The Company terminated the marketing staff in the third quarter of fiscal year 2000, as no capital was available for any further efforts.

     Gross profit decreased to $72,742 for fiscal 2000 from $194,187, as restated, for fiscal 1999, a decrease of $121,445 or 62.5%. Gross profit increased as a percentage of sales to 26.7% from 20.3%.

     Selling, general and administrative expenses decreased to $1,432,966 for fiscal 2000 from $1,945,953 for the fiscal 1999, a decrease of $512,987 or 26.3%. The decrease was attributable, in part, to a reduction in marketing expenses of $118,678, a decrease in employee compensation expense of $152,609 as a result of the reduction in staff, and decreased consulting and professional fees of $46,203, as management sought to reduce overall expenses.

     During the fourth quarter of fiscal 2000, inventory adjustment of $531,438 was charged to operations to reflect the reduction of the inventory value to net realizable value due to the failure of the Company's marketing program in fiscal 2000.

     Interest expense decreased to $57,816 for fiscal 2000 from $88,910 for fiscal 1999, a decrease of $31,094 or 34.9%. The decrease in interest expense is primarily due to the reduction of long-term debt through conversions into common stock and a reduction in notes payable.

     The Company's net loss to common shareholders increased to $2,467,929 for fiscal 2000 from a net loss to common shareholders of $2,244,812, as restated, for fiscal 1999, an increase of $223,117 or 9.9%. This increased loss is mainly attributable to higher accretion and dividends on preferred stock, the substantial decline in sales, and the impairment of inventory to net realizable value.

RESTATED FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Net sales increased to $953,430, as restated, for the fiscal year ended February 28, 1999 from $482,880 for the fiscal year ended February 28, 1998, an increase of $470,550, or 97.4%. This increase was attributable to higher unit sales volumes generated by the Company's expanded in-house sales and marketing team as well as the increased focus on retail and brand awareness of Company products.

     Gross profit decreased to $194,187, as restated, for fiscal 1999 from $236,986 for fiscal 1998, a decrease of $42,799, or 18.0%. The decrease in gross profit is primarily due to the decrease in the gross profit on certain sales to catalog merchants and rental customers.

     Selling, general and administrative increased to $1,945,953 for fiscal 1999 from $1,229,214 for fiscal 1998, an increase of $716,739, or 58.3%. The Company incurred significantly higher marketing and promotional expenses due to increased participation in trade shows and travel activity. Employee compensation rose with the addition of three sales staff members and additional support staff. Consulting expenses and professional fees increased in fiscal 1999 as management sought outside assistance in developing and implementing management, sales and marketing, public relations and brand awareness programs.

     Interest expense decreased to $88,910 for fiscal 1999 from $169,881 for fiscal 1998, a decrease of $80,971, or 47.6%. The decrease in interest expense is primarily due to the reduction of long-term debt through conversion into common stock that occurred during fiscal 1999. During fiscal 1999, Company converted approximately $480,000 long-term notes plus accrued interest to common stock.

     The Company's net loss to common shareholders increased to $2,244,812 for fiscal 1999 from a net loss to common shareholders of $1,162,109 for fiscal 1998, an increase of $1,082,703, or 93.1%. This increased loss is mainly attributable to higher marketing, employment and consulting expenses.

Liquidity and Capital Resources

     During the fiscal years ended February 29, 2000 and February 28, 1999, the Company used net cash for operating activities of $263,693 and $2,067,482, respectively. Accounts receivable, following a year of weak sales, decreased to $48,856 at February 29, 2000 from $478,700 at February 28, 1999, a decrease of $429,844, or 89.7%. Inventory decreased to $925,844 at February 29, 2000 from $1,437,212 at February 28, 1999, a decrease of $511,368, or 35.5%. The decrease in inventory is primarily due to the write down to the lower of cost or market based on the financial projections of the Company for fiscal 2001.

     During   fiscal  2000  and  1999,   the  Company  used  funds  for  capital
expenditures of $3,084 and $109,334, respectively. During fiscal 1999, the Company updated its computer network, added additional sewing capacity in its Coventry location and added three new vehicles to support the union program.

     During fiscal 2000, notes totaling $12,500, plus accrued interest, were converted into 3,788 shares of common stock. During fiscal 1999, notes totaling $480,000, plus accrued interest, were converted into 153,221 shares of common stock.

     Cash flows from operations and the investment by ULLICO provided for working capital needs and principal payments on long-term debt through the third quarter of fiscal 2000. However, the Company will be required to seek additional financing to provide for working capital needs and principal payments on long-term debt during fiscal 2001. Also, additional capital may be required if adequate levels of revenue are not realized. There can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Inflation is not expected to have a major impact on the Company's operations.

Year 2000 Issue

     The Company has not experienced any adverse consequences due to year 2000 considerations.

ITEM 7. FINANCIAL STATEMENTS

     The response to this item is included as a separate section of this report commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 5, 1999, JD American Workwear, Inc. (the "Registrant") dismissed BDO Seidman, LLP as the principal independent accountants for the Registrant.

     The report on the Registrant's financial statements prepared by BDO Seidman, LLP for fiscal year ended February 28, 1998 contains no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for the qualification and modification related to the Company's ability to continue as a going concern.

     During the fiscal years ending February 28, 1997, February 28, 1998 and the subsequent interim period, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of them, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements

     The decision to change accountants was recommended and approved by the Board of Directors of the Registrant.

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

     The Registrant requested that BDO Seidman, LLP furnish it with a letter addressed to the Securities and Exchange Commission indicating whether they agreed with the statements made by the Registrant in response to this Item 8, and, if not, stating the respect in which they do not agree. A copy of said letter was filed with the Commission.

     On July 13, 2000 the management of JD American Workwear, Inc. informed the auditing firm of Bederson and Company, LLP that they were dismissed effective immediately. This action was taken by the Board of Directors of the Company after disagreements over internal control, which included the lack of attention to the general ledger caused by a delay in replacing the Chief Financial Officer and the treatment of certain contingent or consignment sales issues; audit documentation requirements; and the schedule for completing the current fiscal year audit. On July 14, 2000 Bederson and Company LLP informed the Company that it had become aware of material errors in, and was withdrawing its report dated June 7, 1999 on, the Company's financial statements for the year ended February 28, 1999. Bederson and Company LLP also stated that it was not currently in a position to reaudit and reissue its report on the Company's financial statements for the year ended February 28, 1999 because of a lack of independence. The independence issue was subsequently rectified as of August 18, 2000 and accordingly Bederson has reissued its report dated June 7, 1999, except for Note 12, which is as of September 27, 2000, on the Company's financial statements for the year ended February 28,1999, which report contains explanatory paragraphs regarding the correction of errors and expressing substantial doubt about the Company's ability to continue as a going concern.

     The auditing firm of Bella, Hermida, Gilman, Hancock and Mueller was engaged on July 14, 2000 to audit the Company's financial statements for the year ended February 29, 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and directors are as follows:

      Name                Age      Positions with the Company
      ----                ---      --------------------------
David N. DeBaene           41      Chairman of the Board, President and Chief
                                   Executive Officer

Robert E. Maxwell          65      Senior Vice President and Director

Norman J. Birmingham       45      Chief Operating Officer, Treasurer, Chief
                                   Financial Officer, and Director

Elizabeth Cotter           38      Director

Camille Barbone            48      Secretary and Director

Daniel L. Hefner           50      Vice President and Director

Herb Canapary              67      Director

     Mr. DeBaene is the founder of the Company and was responsible for obtaining the patent on the original Jaque Dubois Construction Jean. He has served as President, Chief Executive Officer and Chairman of the Board since May, 1991, Mr. DeBaene is responsible for all executive level functions regarding the Company's operations, and he also shares responsibility for raw materials sourcing and procurement, manufacturing arrangements, product development, marketing and sales. For 14 years, prior to founding the Company, Mr. DeBaene was the owner and foreman of a construction company headquartered in West Warwick, Rhode Island. Mr. DeBaene is also the Chairman of the Board and President of Open Door Online, Inc (OTCBB: NTER) and has served in this position since October 1997.

     Mr. Maxwell has been the Senior Vice President and a Director of the Company since June 2000. Mr. Maxwell is also the Chief Operating Officer and General Manager of International Machine and Welding, Inc., a recently acquired subsidiary of the Company. He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for the past 23 years until the sale of its assets in June 2000. During the past 31 years Mr. Maxwell also operated Florida Equipment and Service, Inc., an independently owned construction equipment sales and service organization. Mr. Maxwell has been an officer and director of two corporations which each filed for Chapter 11 protection under the U.S. Bankruptcy Code. Florida Equipment and Service, Inc. was liquidated in August 1999 and Florida Machine and Welding, Inc. had its plan of reorganization confirmed in May 2000.

     Mr. Birmingham has been the Chief Financial Officer since January 2000, a director since March 2000, and Chief Operating Officer and Treasurer since June 2000. He has served as President of Patina Corp. since its inception in April 1999. From September 1998 to January 1999, Mr. Birmingham served as Chief Financial Officer of Mediforce, Inc., a medical products company. Mr. Birmingham was Chief Financial Officer for General Environmental Technologies, Inc., a holding company for three demolition companies, from January 1998 to September 1998. From November 1995 to August 1997, he served as President and Chief Financial Officer for Westmark Group Holdings, Inc. (Nasdaq Small Cap: WGHI), a holding company for wholesale mortgage companies. In addition, he served as President of Heart Labs of America, Inc. (NMS: CYBR) from November 1995 to June 1996. Mr. Birmingham was President of Budget Services and provided accounting, tax and financial planning services from September 1986 to July 1997. He has also served as Chief Financial Officer and Director, since March 2000, of Open Door Online, Inc.

     Ms. Cotter has been a Director with the Company since January 1991. From 1989 to 1991, Ms. Cotter was a mortgage consultant for Providence Funding Corp.

From March 1985 to 1989, she was the director of New England sales for Ready Capital Corp., a mortgage banking company. Ms. Cotter holds a dual B.A./B.S. Bachelors degree from Boston University School of Management (marketing and organizational behavior), and has taken graduate level courses in the MBA program of the University of Rhode Island. Ms. Cotter is the wife of David N. DeBaene.

     Ms. Barbone has served as Secretary and Director since March 1, 2000. She has been involved in the music industry for over twenty-two years. She has discovered, developed and managed many significant artists. From January 1995 to March 1999, Ms. Barbone owned August Artist Management, where she has managed several music artists. She also produced the Gospel segment of Woodstock `94 for a crowd of 350,000. She has lectured throughout the country at seminars, workshops and conventions and has been interviewed by major newspapers, magazines and television specials such as 20/20, Entertainment Tonight and Fox News. Ms. Barbone also serves as Chief Operating Officer and Director of Open Door Online, Inc. (OTCBB: NTER).

     Mr. Hefner has been the Vice President and Director since June 2000. Mr. Hefner also serves as President of International Commerce and Finance, Inc. a holding company for manufacturing and high tech companies. Mr. Hefner has been active for the past ten years as an independent consultant to individuals or business seeking to begin operations or to create turn arounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he served as President and Chief Executive Officer. During 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

     Mr. Canapary has served as a director since April 1998, pursuant to the Securities Purchase Agreement dated April 9, 1998, with The Union Labor Life Insurance Company. Mr. Canapary has been employed by ULLICO, for 17 years, and presently serves as ULLICO's Vice-President of Investments.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common stock, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of Common Stock and other equity securities in the Company. Officers, directors and more than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Since the Company currently does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, there is no obligation upon the Company's officers, directors and 10% or greater stockholders to file any such reports pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary for the fiscal years ended February 29, 2000, February 28, 1999, and 1998, respectively, of the cash and non-cash compensation awarded, paid or accrued, by the Company to all individuals serving as the Company's executive officers. The Company at no time during the last three fiscal years had any executive officers whose total annual compensation, exceeded $100,000, except as set forth below.

                           SUMMARY COMPENSATION TABLE

                                     Annual           Long-Term
                                  Compensation      Compensation
Name and               Fiscal   ----------------     Options by      All Other
Principal Position      Year     Salary    Bonus    No. of Shares   Compensation
------------------      ----     ------    -----    -------------   ------------
David N. DeBaene,       2000    $145,769    $ 0        25,000           $ 0
President and CEO       1999     125,000      0             0             0
                        1998     105,000      0             0             0

     The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executive officers who qualify will be permitted to participate in the Company's 1995 Stock Option Plan, which was adopted in February 1995. See "Stock Option Plan." Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees.

Employment Agreements

     Effective as of March 1, 1995, the Company entered into an employment agreement with David N. DeBaene as Chairman and President. The agreement is for a base term of five years and is thereafter renewable for additional periods of three-years, unless the Company gives notice to the contrary. In accordance with his agreement with the Company, Mr. DeBaene's first year base salary was $65,000, increasing annually thereafter in $20,000 increments. In addition, Mr. DeBaene is entitled to receive an annual cash bonus based upon a percentage of the Company's pre-tax income for each fiscal year in accordance with a sliding scale schedule contained in the agreements. No bonus is payable unless and until the Company earns pre-tax income in excess of $5 million. The agreement also provides for certain non-competition and non-disclosure covenants of the executive and for certain Company paid fringe benefits such as disability insurance and inclusion in pension, profit sharing, stock option, savings, hospitalization and other benefit plans at such times as the Company shall adopt them.

     The agreement provides for the payment of severance compensation of $250,000 in the event that at any time during the term thereof, the agreement is terminated by the Company without cause, or terminated by the employee due to a change in control. The Company believes that the change in control provisions in this agreement may tend to discourage attempts to acquire a controlling interest in the Company and may also tend to make the removal of management more difficult; however, the Company believes such provisions provide security and decision-making independence for its executive officers.

     On January 1, 2000, the prior agreement was cancelled and a new contract signed providing for a five-year term expiring on December 31, 2004. The contract automatically renews in five years absent any notice 180 days prior to the end of the term. The base salary of $150,000 increases on each anniversary at a rate of 13% over the prior year's salary. Mr. DeBaene was granted 25,000 options upon signing at an exercise price of $1.59, which was in excess of the $1.30 price per share on the nearest trading date to the signing of the contract. The contract further provides for bonuses on the net pre-tax profits of the Consumer Products Division at 4% of the profit of the division if the profit is less than $2,500,000 and increasing ratably to a maximum of 10% if the profit exceeds $5,000,001.

     The contract also provides for certain payments in the event Mr. DeBaene is terminated without cause or a change in control or position occurs that Mr. DeBaene has not agreed to. These payments would require the remaining term of the contract to be paid upon termination and the repurchase by the company of all outstanding stock owned by Mr. DeBaene.

     On January 1, 2000 Norman J. Birmingham signed an employment contract that provides for a salary of $150,000 in the first year of a five-year term, with annual increases of 13%. Mr. Birmingham was granted 25,000 options with an exercise price of $1.59, which was above the $1.30 closing bid price on the nearest trading day to the contract signing. The contract further provides that a bonus will be paid on the consolidated pre tax income of the corporation beginning with 2% if the corporation's net pre-tax income is less than $2,500,000 and increasing ratably to 4.5% if the pre-tax income is over $5,000,001.

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

Stock Option Plan

     THE 1995 STOCK OPTION PLAN. The Company's 1995 Stock Option Plan (the "Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995 provides for the issuance of options to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted and non-restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in January 1998, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 500,000 shares, which amendment was ratified by the stockholders of the Company at the Annual Meeting of Stockholders held April 15, 1998. The Compensation Committee of the Board of Directors administers the Plan. The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company (including members of the Committee) are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. At February 28, 1999, approximately 20 persons were eligible to receive ISOs under the Plan.

     OPTIONS. The Committee is empowered to determine the exercise price of Options granted under the Plan, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the Option is granted (110% with respect to option holders who own at least 10% of the outstanding Common Stock). The exercise price of NQSOs granted under the Plan must not be less than 85% of the fair market value of the Common Stock on the date the Option is granted. The Committee has the authority to determine the time or times at which Options granted under the Plan become exercisable, but the Options expire no later than ten years from the date of grant (five years with respect to Option holders who own at least 10% of the outstanding Common Stock of the Company). The Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (individual grants)

                        Number of        % of Total
                        Securities      Options/SAR's
                        underlying       Granted to      Exercise or
                       Options/SAR's    Employees in        Base
Name                      Granted       Fiscal Year      Price ($/Sh)     Expiration Date
----                      -------       -----------      ------------     ---------------
David N. DeBaene           25,000           50.0            $1.59        December 31, 2004
Norman J. Birmingham       25,000           50.0            $1.59        December 31, 2004

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     None of the named executive officers exercised stock options or stock appreciation rights during fiscal 2000, and Mssrs. DeBaene and Birmingham were the only named executive officers that held any stock options or stock appreciation rights as of the end of fiscal 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 12, 2000 certain information regarding the ownership of the Company's securities by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, and (iii) all of the Company's executive officers and directors as a group. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this Rule, certain shares can be deemed to be beneficially owned by more than one person (such as where persons share voting power or investment power). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided; in computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual ownership or vote.

Name and Address or                Amount and Nature of               Percentage
  Number in Group                Beneficial Ownership (1)              of Class*
  ---------------                ------------------------              --------
David N. DeBaene             Common Stock           787,173 (2)         26.38%
46 Old Flat River Road       Series A Preferred           0                **
Coventry, RI                 Series B Preferred           0                **
                             Series C Preferred         400              4.08%

Elizabeth Cotter             Common Stock            12,500 (3)            **
46 Old Flat River Road       Series A Preferred           0                **
Coventry, RI                 Series B Preferred           0                **

Norman J. Birmingham         Common Stock            25,000 (7)            **
46 Old Flat River Road       Series A Preferred           0                **
Coventry, RI                 Series B Preferred           0                **
                             Series C Preferred       1,000             10.20%

Herbert Canapary             Common Stock                 0 (4)            **
111 Massachusetts Ave.       Series A Preferred           0 (4)            **
Washington, DC               Series B Preferred           0                **

Daniel L. Hefner             Common Stock                 0                **
46 Old Flat River Road       Series A Preferred           0                **
Coventry, RI                 Series B Preferred           0                **
                             Series C Preferred         300              3.06%

All Officers and Directors   Common Stock           824,673 (7)(2)(4)   27.63%
As a Group (7 persons)       Series A Preferred           0                **
                             Series B Preferred           0                **
                             Series C Preferred       1,700             17.35%

Other 5% Stockholders

Joseph Lussier               Common Stock           191,158 (5)          6.40%
1645 Warwick Avenue
Warwick, RI 02886

Merit Capital Assoc, Inc.    Series A Preferred          20             13.07%
1221 Post Road
Westport, CT

Name and Address or                Amount and Nature of               Percentage
  Number in Group                Beneficial Ownership (1)              of Class*
  ---------------                ------------------------              --------
Gerald Hoak                  Series A Preferred          40             26.14%
1221 Post Road
Westport, CT

ULLICO                       Common Stock         1,673,950 (6)         56.09%
111 Massachusetts Ave        Series B Preferred       3,207            100.00%
Washington, DC

International Commerce       Series C Preferred       8,100             82.65%
and Finance, Inc.
Tampa, FL

(*) Assumes 2,984,178 shares of Common Stock, 154 shares of Series A Preferred Stock, 3,207 shares of Series B Preferred Stock and 9800 shares Series C Preferred Stock issued and outstanding.

(**) less than 1%

(1) Except as otherwise indicated, each named holder has, to the Company's knowledge, sole voting and investment power with respect to the shares indicated.

(2) Includes 48,000 shares owned of record by Mr. DeBaene's father, 48,000 shares owned of record by Mr. DeBaene's mother, and 28,150 shares owned of record by Mr. DeBaene's sister and 25,000 options granted in his employment contract. Does not include shares owned of record by Elizabeth Cotter, Mr. DeBaene's wife. (3) Ms. Cotter is the spouse of David N. DeBaene.

(4) Does not include Series B Preferred Stock, shares of Common Stock issuable upon conversion of Series B Preferred Stock or shares of Common Stock issuable upon exercise of outstanding warrants owned of record by ULLICO, of which Mr. Canapary serves as Vice President of Investments.

(5)  Includes all 191,158 time warrants issued.

(6) Includes 641,400 shares of Common Stock issuable upon conversion of Series B Preferred Stock and PIK Dividends as well as 1,032,550 shares issuable upon exercise of outstanding warrants.

(7)  Includes 25,000 options granted in his employment contract.

     Escrow of Shares. In accordance with the requirements of certain state securities administrators, certain of the Company's principal stockholders have agreed to place into escrow an aggregate of 700,000 shares (the "Escrow Shares") of the 875,000 shares of Common Stock held by them as of the date of the Company's initial public offering. Under the escrow agreement, the Escrow Shares will be ratably released to the holders in 25% increments on the sixth, seventh, eighth and ninth anniversaries, respectively, of the initial public offering. If the Company meets or exceeds certain net earnings or stock price targets, the release of the Escrow Shares will be accelerated. Additionally, in accordance with the requirements of another state securities administrator, the holdings of all officers, directors and post-offering five percent (5%) stockholders are subject to certain lock-up restrictions until January 1999.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Agreements

     WARRANTS TO MESSRS. DURKIN AND LUSSIER. In connection with their agreement to provide financial consulting services to the Company for a three (3) year period commencing August 1996, the Company issued on August 6, 1996 to each of Messrs. Joseph Lussier and William Durkin, warrants to purchase 232,824 shares of Common Stock expiring August 7, 2003, or a total of 465,648 shares. The warrants were divided into two classes, time warrants which contain vesting provisions based solely on the expiration of time, and performance warrants, which contained vesting provisions based upon the price of the Company's Common Stock during various periods. Messrs. Durkin and Lussier received 136,200 time warrants and 96,624 performance warrants each. As of the date of this report, none of the performance warrants vested and all have expired. All of the time warrants have vested and are exercisable. The exercise price of all of the warrants was originally $4.00 per share, subject to adjustment under certain circumstances; however as a result of the subsequent issuance of the Series A Preferred and the Series B Preferred Stock the exercise price was adjusted to $2.85 per share and the number of time warrants increased to 191,158 shares each. Mr. Lussier is and Mr. Durkin was formerly affiliated with Merit Capital Associates, Inc., the underwriter of the Company's Public Offering.

     MISSION BAY CONSULTANTS, INC. On April 2, 1997, the Company entered into a one year Consulting Agreement with Mission Bay Consulting, Inc., a management consulting and public relations firm, for certain consulting services. In connection with this Consulting Agreement the Company issued to Mission Bay an option under the Company's 1995 Stock Option Plan to purchase an aggregate of 200,000 shares of common stock, and also issued 28,000 shares of common stock under the 1995 Stock Option Plan. The Company has also agreed to reimburse Mission Bay for expenses incurred in connection with the Agreement. In September 1997, in consideration of the extension of the Consulting Agreement, 50,000 of said options were surrendered, and the Company issued 50,000 shares of Common Stock to Mission Bay Consulting under the 1995 Stock Option Plan. In January 1998, the Company issued 9,500 shares to an employee of Mission Bay Consulting, in consideration of services rendered outside of the scope of the Consulting Agreement. In June 1998, in connection with an additional extension of the term of the consulting agreement with Mission Bay and an expansion in scope of the services to be rendered by said Mission Bay, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices ranging from $3.25 to $5.75 per share. Of these, options to purchase 100,000 shares have been exercised and options to purchase 150,000 shares have expired leaving 50,000 options outstanding and exercisable at February 29, 2000.

Related Party Loans

     As disclosed in the Notes to the financial statements, the Company has from time to time borrowed money from or loaned money to related parties. At February 29, 2000, the Company owed approximately $145,000 in the aggregate to the parents of David N. DeBaene. These loans bear interest at the rate of 10% and will be repaid out of operating cash flow at the rate of $5,500 per month, when cash is available. In addition, at February 29, 2000, David N. DeBaene had loaned approximately $35,000 to the Company. Interest has been imputed on this loan at 7%.

Stockholders Agreement

     A Stockholders Agreement dated April 9, 1998 was entered into among ULLICO, the Company, David N. DeBaene, Annette DeBaene, Norman DeBaene, Thomas Lisi, and Steve Panneton (each, a "Holder"). The Stockholders Agreement provides that the Company shall have a right of first refusal before any Holder may transfer any shares of Common Stock. ULLICO has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered. If ULLICO enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former (such agreement referred to as a "Tag-Along Sale"), each Holder has the right to participate in the Tag-Along Sale. If ULLICO, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any of ULLICO's shares which results in such party having the ability to elect a majority of the Company's Board of Directors, then, at the request of ULLICO, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a "Drag-Along Sale").

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

     The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1.

(b)      Reports on Form 8-K

     Two reports were filed on Form 8-K during the fourth quarter of fiscal 2000. On January 11, 2000, a Form 8-K was filed announcing the Patina Corporation transaction. On January 14, 2000, an amendment was filed to the January 11, 2000 form to include the Patina contract as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JD AMERICAN WORKWEAR, INC.


Date: October 27, 2000                  By: /s/ David N. DeBaene
                                            ------------------------------------
                                            David N. DeBaene, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Company and in the capacities and on the dates indicated sign this Report below.

       Signatures                       Title                        Date
       ----------                       -----                        ----

/s/ David N. DeBaene        Chairman of the Board, President    October 27, 2000
-------------------------   and Chief Executive Officer
David N. DeBaene            (Principal Executive Officer)


/s/ Norman J. Birmingham    Chief Operating Officer,            October 27, 2000
------------------------    Treasurer, Chief Financial
Norman J. Birmingham        Officer, and Director
                            (Principal Financial Officer)


/s/ Robert E. Maxwell       Senior Vice President and           October 27, 2000
------------------------    Director
Robert E. Maxwell


/s/ Elizabeth Cotter        Director                            October 27, 2000
------------------------
Elizabeth Cotter


/s/Camille Barbone          Secretary and Director              October 27, 2000
------------------------
Camille Barbone


/s/ Daniel L. Hefner        Vice President and Director         October 27, 2000
------------------------
Daniel L. Hefner


/s/ Herbert Canapary        Director                            October 27, 2000
------------------------
Herbert Canapary

                                  EXHIBIT INDEX

                                                                              Sequentially
Incorporated Documents                       SEC Exhibit Reference              Numbered
----------------------                       ---------------------              --------
3.1       Certificate of Incorporation       As filed with the Registrant's        N/A
          of the Registrant, as amended      Form SB-2, on October 27,
                                             1995, File No. 33-98486

3.2       By-Laws of the Registrant,         As filed with the Registrant's        N/A
          as amended                         Form SB-2 on October 27, 1995,
                                             File No. 33-98486

4.1       Form of Warrant Agreement          As filed with the Registrant's        N/A
                                             Form SB-2, on October 27,
                                             1995, File No. 33-98486

4.2       Form of Warrant of the             As filed with the Registrant's        N/A
          Registrant issued in the           Form SB-2 on October 27, 1995,
          Registrant's January 1995          File No. 33-98486
          Private Placement

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

4.5       Form of Warrant of the             As filed with the Registrant's        N/A
          Registrant issued in the           Form SB-2 on October 27, 1995,
          Registrant's August, 1995          File No. 33-98486
          Private Placement

4.6       Securities Purchase Agreement      As filed with the Registrant's        N/A
          dated April 9, 1998                Form 10KSB on June 13, 1999

4.7       Certificate of Designation of      As filed with the Registrant's        N/A
          Series B Preferred Stock.          Form 10 KSB on June 13, 1999

4.8       Stockholders' Agreement dated      As filed with the Registrant's        N/A
          April 9, 1998.                     Form 10 KSB on June 13, 1999

4.9       Registration Rights Agreement      As filed with the Registrant's        N/A
          dated April 9, 1998                Form 10 KSB on June 13, 1999

4.10      Warrant Certificate issued         As filed with the Registrant's        N/A
          to ULLICO                          Form 10 KSB on June 13, 1999

4.11      Escrow Agreement                   As filed with the Registrant's        N/A
                                             Form 10 KSB on June 13, 1999

4.12      Certificate of Designations        As filed with the Registrant's        N/A
          of Series A Preferred Stock        Form 10-KSB on June 11, 1998

10.1      Lease Agreement for the            As filed with the Registrant's        N/A
          Registrant's Coventry, RI          Form SB-2 on October 27, 1995,
          facility                           File No. 33-98486

                                                                              Sequentially
Incorporated Documents                       SEC Exhibit Reference              Numbered
----------------------                       ---------------------              --------
10.3      David N. DeBaene Employment        As filed with the Registrant's        N/A
          Agreement                          Form SB-2 on October 27, 1995,
                                             File No. 33-98486

10.6      Overseas Agency Agreement          As filed with Registrants Form        N/A
          with Geronimo Leathers             SB-2 on October 27, 1995, File
                                             No. 33-98486

10.7      Registrant's 1995 Stock            As filed with the Registrant's        N/A
          Option Plan                        Form SB-2 on October 27, 1995,
                                             File No. 33-98486

10.8      Form of Option Agreement           As filed with the Registrant's        N/A
          under the Registrant's 1995        Form SB-2 on October 27, 1995,
          Stock Option Plan                  File No. 33-98486

10.10     Special Accounts Director          As filed with the Registrant's        N/A
          Agreement with Shawnmark           Form SB-2 on October 27, 1995,
          Industries dated July 25, 1995     File No. 33-98486

10.11     Employment Agreement with          As filed with Registrant's            N/A
          Norman Birmingham                  Form 10-KSB on June 12, 2000

10.12     Consulting Agreement with          As filed with Registrant's            N/A
          Richard Sullivan                   Form 10-KSB on June 12, 2000

10.13     Consulting Agreement with          As filed with Registrant's            N/A
          Art Lang                           Form 10-KSB on June 12, 2000

10.14     Option to Purchase Businesses      As filed with Registrant's            N/A
          between Registrant and             Form 10-KSB on June 12, 2000
          International Commerce and
          Finance

10.15     Stock Purchase Agreement           As filed with Registrant's            N/A
          between Registrant and             Form 10-KSB on June 12, 2000
          Patina Corporation

16.1      Letter of Bederson and             As filed with Registrant's            N/A
          Company, LLP dated August 2000     Form 8K/A in August, 2000

99.1      United States Patent               As filed with Registrant's            N/A
          #5,038,408                         Form SB-2 on October 27, 1995,
                                             File No. 33-98486

99.2      United States Patent               As filed with Registrant's            N/A
          #5,634,215                         Form 10-KSB June 11, 1998

          As filed herewith

4.13      Certificate of Designation
          Series C Preferred Stock

10.16     Employment Agreement with
          David DeBaene

99.3      United States Patent
          #6,108,819 Back Brace Pants

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports                                                F-2

Balance Sheets                                                               F-4

Statements of Operations                                                     F-6

Statements of Cash Flows                                                     F-7

Statements of Changes in Stockholders' Equity (Deficit)                      F-9

Notes to the Financial Statements                                           F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of JD American Workwear, Inc.

We have audited the balance sheet of JD American Workwear, Inc. (a Delaware Corporation) as of February 29, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides for a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the financial position of JD American Workwear, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, existing conditions raise substantial doubt about the ability of JD American Workwear, Inc. to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER


Certified Public Accountants
Plant City, Florida
September 27, 2000

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of JD American Workwear, Inc.

We have audited the accompanying balance sheet (as restated) of JD American Workwear, Inc. as of February 28, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows (as restated) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 restated financial statements referred to above present fairly, in all material respects, the financial position of JD American Workwear, Inc. as of February 28, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As more fully discussed in Note 12 to the financial statements, certain errors regarding the 1999 financial statements were discovered by management of the Company, including among other things, certain errors regarding revenue recognition and the related net sales, cost of goods sold, accounts receivable and inventory, and certain errors regarding accounting for Series B mandatory redeemable preferred stock. Accordingly, the 1999 financial statements have been restated and adjustments made to correct these errors.

The accompanying 1999 financial statements have been prepared assuming the Company will continue as a going concern. However, through February 28, 1999, the Company experienced substantial losses and as of February 28, 1999 had an accumulated deficit of $6,314,242, as restated, has not paid all obligations as they became due and expects to incur additional losses before it achieves profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to this matter were discussed in Note 1 (which is not presented herein) to the 1999 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BEDERSON & COMPANY, LLP

West Orange, New Jersey
June 7, 1999, except for Note 12,which is as of September 27, 2000

                           JD AMERICAN WORKWEAR, INC.
                                 BALANCE SHEETS


                                                   February 29,    February 28,*
                                                       2000           1999
                                                    ----------      ----------
Current Assets:
  Cash and cash equivalents                         $   11,523      $  174,472
  Accounts receivable,
    net of allowances of $10,000 (2000)
    and $52,200 (1999)                                  48,856         478,700
  Inventories                                          185,169       1,437,212
  Prepaid expenses                                          --           2,929
  Loans receivable, employees                            5,020          20,193
                                                    ----------      ----------
Total current assets                                   250,568       2,113,506

  Property and equipment, net                          208,289         269,322
  Intangible assets, net                               174,677         205,988
  Inventory, long term                                 740,675              --
  Other assets                                              --           4,998
                                                    ----------      ----------
TOTAL ASSETS                                        $1,374,209      $2,593,814
                                                    ==========      ==========

* As Restated

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.
                           BALANCE SHEETS (CONTINUED)


                                                     February 29,  February 28,*
                                                        2000           1999
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt                  $   380,168    $   306,674
  Accounts payable                                       361,381        255,073
  Accrued interest on notes payable                       65,359         30,367
  Accrued expenses                                       155,648         29,827
                                                     -----------    -----------
      Total current liabilities                          962,556        621,941

Long-term debt, net of current portion                   135,999        205,756

Mandatory redeemable preferred stock,
  Series B, cumulative and convertible,
  authorized 3,950 shares,$.001 par value,
  2,843 and 2,693 shares issued and
  outstanding, respectively, redemption
  amount $3,039,950 (2000) and
  $2,998,790 (1999)                                    1,906,304      1,387,136

Stockholders' equity (deficit):
  Preferred stock, authorized
  1,000,000 shares, Series A,
  $.001 par value, cumulative and convertible,
  154 and 299 shares issued and outstanding,
  respectively, liquidation preference
  $478,150 (2000)and $747,500 (1999)                          --             --

  Common stock, authorized 7,500,000 shares,
    $.002 par value, issued and outstanding,
    2,750,427 and 2,248,241 shares, respectively           5,501          4,496
  Additional paid-in-capital                           7,116,100      7,021,487
  Common stock receivables                              (489,248)      (332,760)
  Accumulated deficit                                 (8,263,003)    (6,314,242)
                                                     -----------    -----------
  Total stockholders' equity (deficit)                (1,630,650)       378,981
                                                     -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY (DEFICIT)                        $ 1,374,209    $ 2,593,814
                                                     ===========    ===========

* As Restated

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS


                                                       For the Year Ended
                                                   ---------------------------
                                                   February 29,    February 28,*
                                                      2000            1999
                                                   -----------     -----------
Net sales                                          $   272,065     $   953,430
Cost of goods sold                                     199,323         759,243
                                                   -----------     -----------
  Gross profit                                          72,742         194,187

Selling, general and administrative expenses         1,432,966       1,945,953
                                                   -----------     -----------
  Loss from operations                              (1,360,224)     (1,751,766)

Provision for loss on inventory                       (531,438)
Interest income                                            717          23,000
Interest expense                                       (57,816)        (88,910)
                                                   -----------     -----------
Net loss                                            (1,948,761)     (1,817,676)

Accretion of discount and dividends on
mandatory redeemable preferred stock                  (519,168)       (427,136)
                                                   -----------     -----------
Net loss to common shareholders                    $(2,467,929)    $(2,244,812)
                                                   ===========     ===========
Net loss per common share                          $     (1.00)    $     (1.08)
                                                   ===========     ===========
Weighted average common shares outstanding           2,466,263       2,069,152
                                                   ===========     ===========

* As Restated

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS


                                                       For the Year Ended
                                                   ---------------------------
                                                   February 29,    February 28,*
                                                      2000            1999
                                                   -----------     -----------
Cash flows from operating activities:
Net loss                                           $(1,948,761)    $(1,817,676)
 Adjustments to reconcile net loss
 to net cash used in
 operating activities:
    Depreciation and amortization                       95,428          76,337
    Securities issued for services                     358,207          17,218
    Increase or decrease in:
      Accounts receivable                              445,017        (275,015)
      Inventories                                      511,368        (379,428)
      Prepaid expenses and other assets                  7,930         261,425
      Accounts payable and accrued expenses            267,118          49,657
                                                   -----------     -----------
Net cash used in operating activities                 (263,693)     (2,067,482)
                                                   -----------     -----------
Cash flows from investing activities:
  Capital expenditures                                  (3,084)       (109,334)
                                                   -----------     -----------
Net cash used in investing activities                   (3,084)       (109,334)
                                                   -----------     -----------
Cash flows from financing activities:
  Exercise of stock options                             85,500         133,250
  Proceeds from short-term loans and notes             132,792         106,530
  Proceeds from sales of preferred stock and
   detachable warrants                                      --       2,333,558
  Principal payments on long-term debt
   and short-term loans                               (114,464)       (238,985)
                                                   -----------     -----------
Net cash provided by financing activities              103,828       2,334,353
                                                   -----------     -----------
Increase (decrease) in cash and
  cash equivalents                                    (162,949)        157,537
Cash and cash equivalents, beginning of year           174,472          16,935
                                                   -----------     -----------
Cash and cash equivalents, end of year             $    11,523     $   174,472
                                                   ===========     ===========

* As Restated

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         For the Year Ended
                                                      ------------------------
                                                     February 29,   February 28,
Supplemental cash flow disclosures:                     2000            1999
                                                      ---------      ---------
  Cash paid for interest                              $  18,161      $  71,787
                                                      =========      =========

Supplemental schedule of non-cash investing and financing activities:

  Purchase of property financed by seller             $       -      $ 125,000
                                                      =========      =========
  Securities issued for debt repayment                $  14,592      $ 534,761
                                                      =========      =========
  Securities issued for receivables                   $ 336,450      $ 194,500
                                                      =========      =========
  Securities issued for Series B dividends            $ 150,000      $ 193,000
                                                      =========      =========

* As Restated

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                   Common stock      Preferred stock
                                     $.002 Par           $.001 Par      Additional
                                ------------------   ----------------     Paid-in        Stock      Accumulated
                                 Shares     Amount   Shares    Amount     Capital      Receivable     Deficit        Total
                                ---------   ------   ------    ------   -----------    ---------    -----------    -----------
Balance, February 28, 1998      1,984,899   $3,970      313    $   --   $ 5,046,638    $(315,542)   $(4,496,566)   $   238,500

Issuance of detached warrants
 in connection with sale of
 Series B preferred stock              --       --       --        --     1,540,000           --             --      1,540,000
Shares issued to retire
 11% notes                         97,909      196       --        --       376,744           --             --        376,940
Preferred stock conversion         19,121       38      (14)       --           (38)          --             --             --
Shares issued to retire
 10% notes                         55,312      110       --        --       157,711           --             --        157,821
Options issued for services            --       --       --        --       162,500     (162,500)            --             --
Common share issued for
 services                          50,000      100       --        --        31,900      (32,000)            --             --
Exercise of stock options          41,000       82       --        --       133,168           --             --        133,250
Accretion of discount and
 dividends on mandatory
 redeemable preferred
 stock (as restated)                   --       --       --        --      (427,136)          --             --       (427,136)
Stock receivable paid in
 services                              --       --       --        --            --      177,282             --        177,282
Net loss (as restated)                 --       --       --        --            --           --     (1,817,676)    (1,817,676)
                                ---------   ------   ------    ------   -----------    ---------    -----------    -----------
Balance, February 28, 1999
 (as restated)                  2,248,241   $4,496      299    $    0   $ 7,021,487    $(332,760)   $(6,314,242)   $   378,981
                                ---------   ------   ------    ------   -----------    ---------    -----------    -----------
Shares issued to retire
 11% notes                          3,788        8       --        --        14,583           --             --         14,591
Common shares issued
 for services                      17,500       35       --        --        26,240           --             --         26,275
Common shares issued for
 receivable                       165,000      330       --        --       186,120     (186,450)            --             --
Options issued for services            --       --       --        --         1,000           --             --          1,000
Exercise of stock options         115,000      230       --        --       385,270     (150,000)            --        235,500
Preferred stock conversion        200,898      402      (45)       --          (402)          --             --             --
Accretion of discount and
 dividends on mandatory
 redeemable preferred stock            --       --       --        --      (519,168)          --             --       (519,168)
Contributed capital                    --       --       --        --           970           --             --            970
Stock receivable paid in
 services                              --       --       --        --            --      179,962             --        179,962

Net loss                               --       --       --        --            --           --     (1,948,761)    (1,948,761)
                                ---------   ------   ------    ------   -----------    ---------    -----------    -----------
Balance, February 29, 2000      2,750,427   $5,501      154    $    0   $ 7,116,100    $(489,248)   $(8,263,003)   $(1,630,650)
                                =========   ======   ======    ======   ===========    =========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

     JD American Workwear, Inc. was incorporated in May of 1991. The Company designs, markets and distributes commercial and industrial workwear throughout the United States.

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

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

     Depreciation and Amortization

     Property and equipment are stated at cost. The Company computes depreciation and amortization expense using straight-line and accelerated methods over the following estimated useful lives of the assets:

     Asset Classification             Estimated Useful Lives
     --------------------             ----------------------
     Building                                39 Years
     Furniture and Fixtures                 5-7 Years
     Machinery and Equipment                5-7 Years
     Office Equipment                       5-7 Years
     Trucks and Autos                         5 Years

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Depreciation and Amortization (Continued)

     Patent costs include the direct costs of obtaining the patents. Upon issuance of the patent, the costs are capitalized and amortized over the estimated useful life of the patent, generally five to seventeen years, using the straight-line method.

     Direct costs incurred with the issuance of notes and mandatory redeemable preferred stock are deferred and amortized using the effective interest method, through the maturity date.

     Revenue Recognition

     Sales are recorded when products are shipped to retail customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. The Company grants certain distributors guaranteed rights of return on unsold products. Product revenue on shipments to distributors that have rights of return are recognized upon sale by the distributor.

     Advertising Costs

     Advertising costs are expensed as incurred and totaled $54,083 and $172,761 during the years ended February 29, 2000 and February 28, 1999, respectively.

     Stock-Based Compensation

     The Company accounts for stock issued to employees as provided in Accounting Principles Board Opinion No. 25, whereby compensation expense is recorded on the date the options are granted equal to the excess of the market price of the underlying stock over the exercise price and provides pro forma disclosure of the application of Statement of Financial Accounting Standards No. 123.

     Basic and Diluted Loss Per Share

     Net loss per common share is computed by dividing net loss to common shareholders by the weighted-average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 1: THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

     Fair Value of Financial Instruments

     At February 29, 2000 and February 28, 1999, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. During the year ended February 29, 2000, the Company experienced a significant loss of sales and major customers, in part, due to its failure to meet obligations related to the marketing of its products. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

     Management has revised its approach to marketing its patented workwear products to include an emphasis on sales using the Internet, the liquidation of overstocked inventory and future sales of product licenses. Management believes that its new approach will reduce costs and improve profitability in its workwear sales. The Company has also begun expansion into other lines of business through acquisitions of, and contracts with, other companies in exchange for the Company's stock. Management believes that these acquisitions and agreements will provide an increase in revenues that will attract additional equity investment and assets that will serve as collateral for debt financing.

     However, there can be no assurance that the Company will be able to raise capital, obtain debt financing or improve operating results sufficiently to continue as a going concern.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 2: GOING CONCERN (CONTINUED)

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: INVENTORIES

     Inventories consist of the following:

                                                   2000          1999
                                                ----------    ----------
          Raw Materials                         $   32,859    $  165,749
          Work-in-process                                         21,496
          Finished Goods, Current Portion          152,310     1,249,967
          Finished Goods, Long Term                740,675
                                                ----------    ----------
                                                $  925,844    $1,437,212
                                                ==========    ==========

     During the fourth quarter of the year ended February 29, 2000, management determined that, due to the failure of the Company's marketing programs to produce a satisfactory level of sales, inventory contained a significant amount of overstocked and obsolete product. As a result, a provision for inventory losses of $531,438 was charged to operations to write down inventory to its net realizable value. This was based on the Company's best estimates of product sales prices in accordance with its revised plans for product marketing. Management has also reclassified a portion of inventory to long-term assets based on estimates about the timing of product sales under the revised plan. It is at least reasonably possible that the estimates used by the Company will be materially different from the actual results, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term. The provision and reclassification were necessary because of conditions that arose during fiscal 2000.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 4: PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

     Property and equipment, at cost, consists of the following:

                                                       2000          1999
                                                     --------      --------
     Land and Building                               $225,957      $225,957
     Furniture and Fixtures                            25,182        25,182
     Machinery and Equipment                           89,587        86,799
     Office Equipment                                  23,996        23,996
     Trucks and Autos                                  64,720        64,720
                                                     --------      --------
                                                      429,442       426,654
     Less: Accumulated Depreciation                   221,153       157,332
                                                     --------      --------
                                                     $208,289      $269,322
                                                     ========      ========

     Depreciation expense for the years ended February 29, 2000 and February 28, 1999 was $64,117 and $34,187, respectively.

     Intangible assets, at cost, consists of the following:

                                                       2000          1999
                                                     --------      --------
     Patents                                         $ 70,970      $ 70,970
     Loan Origination Fees                             39,075        39,075
     Organization Costs                                10,500        10,500
     Offering Costs, Debt                             356,005       356,005
                                                     --------      --------
                                                      476,550       476,550
     Less: Accumulated Amortization                   301,873       270,562
                                                     --------      --------
                                                     $174,677      $205,988
                                                     ========      ========

     Amortization expense for the years ended February 29, 2000 and February 28, 1999 was $31,311 and $36,901, respectively.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

NOTE 5: NOTES PAYABLE AND LONG-TERM DEBT

     The Company's notes payable and long-term debt consist of the following:

                                                          2000           1999
                                                        ---------      ---------
     10.5% mortgage note payable,
       collateralized by the land and
       building, payable in monthly
       installments of $2,687, principal
       and interest, through December
       2001, in default, entire amount due.             $ 112,218      $ 123,407

     10% note payable to the parents of the
       President of the Company, stockholders,
       payable in monthly installments of
       $5,494, principal and interest,
       maturing September, 2002.                          142,004        144,993

     10% note due to an investor, due on
       December 31, 1997, collateralized
       by a mortgage on real estate owned
       by the President of the Company.                    40,000         40,000

     Loans from stockholders, interest
       imputed at 7% annually, non-interest
       bearing in 1999.                                   116,701        107,000

     Various loans from individuals, no
       written terms, interest imputed at 7%
       annually.                                           21,500

     Capitalized lease on equipment, monthly
       payments of $291.75, principal and
       interest, in default, entire balance due.            8,744          9,530

     11% convertible subordinated notes due to investors, matured September 30, 1998.
       The notes are subordinate in rights of
       payment to all indebtedness of the Company outstanding as of August 15, 1995 or to be incurred in the future. In conjunction

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 5:       NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

     with these notes, the Company issued
     warrants to purchase 112,500 shares of the
     Company's common stock at a price of $2.00
     per share. These warrants expire on
     September 30, 2000. The value assigned to
     the warrants, amounting to $112,500 is
     being accounted for as a debt discount and
     amortized over the period the notes are
     outstanding. The effective interest rate,
     including amortization of the discount, is
     approximately 17%. These notes, including
     accrued interest, are convertible at the
     option of the holder, into common stock
     at $3.85 per share. During the year ended
     February 29, 2000, notes of $12,500 were
     converted into common stock. No penalty
     provision is applicable for the default
     on the payment of these notes.                        75,000         87,500
                                                        ---------      ---------
          Total                                           516,167        512,430

          Less, Current Portion                           380,168        306,674
                                                        ---------      ---------
          NET LONG-TERM DEBT                            $ 135,999      $ 205,756
                                                        =========      =========

     The aggregate principal maturing in subsequent years are:

          Year Ending February 29,                              Amount
          ------------------------                             ---------
                   2001                                        $ 380,168
                   2002                                           83,879
                   2003                                           52,120
                                                               ---------
                                                               $ 516,167
                                                               =========

NOTE 6: RELATED PARTY TRANSACTIONS

     One of the Company's stockholders, who is also a director of the Company, and a principal stockholder in a corporation that has provided consulting services to the Company, entered into an agreement whereby his corporation has the right to bid on future overseas production of the Company. This

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


     agreement does not contain any minimum payments. Under another consulting arrangement with the Director, he received approximately $12,500 during 1999 in consulting fees for marketing assistance provided to the Company.

NOTE 7: COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with two key employees. The President began fiscal 2000 with an annual salary of $145,000, which was raised to $150,000 on January 1, 2000. At that time, the Chief Financial Officer also signed an employment contract stipulating an annual salary of $150,000. Both current agreements also contain a bonus stipulation based upon a percentage of the Company's pre-tax income in accordance with a sliding scale schedule contained in the agreement.

     Cash in Bank

     The Company maintains bank accounts, which at times contain balances, which exceed the amounts insured by the FDIC.

NOTE 8: MANDATORY REDEEMABLE PREFERRED STOCK

     On April 9, 1998, the Company authorized the issuance and sale of 3,950 shares of Series B 12% Cumulative Convertible Preferred Stock and sold 2,500 of these shares to an investor. In addition, the Company issued detached ten-year stock purchase warrants to purchase 799,000 shares of the Company's common stock at an exercise price of $0.01 per share to the investor for an aggregate purchase price of $2,500,000. A mandatory redemption of 1,250 shares, at $1,250,000, is required on each of the first business days of April, 2004 and 2005. Proceeds of $960,000 were allocated to the carrying value of the Series B Preferred Stock and $1,540,000 to the detached warrants based on their relative fair values at date of issue. The difference between the carrying value of the Series B and its mandatory redemption amount is being accreted to retained earnings or, in the absence of retained earnings, to additional paid in capital over the period until redemption using the effective interest rate method.

     During the two-year period following the sale, dividends may be paid through the issuance of additional shares of Series B Preferred Stock and warrants to purchase common stock. The Series B Preferred Stock has rights

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 8: MANDATORY REDEEMABLE PREFERRED STOCK (CONTINUED)

     to receive cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B Preferred Stock has been paid. Cumulative dividends amounted to $341,160 and $273,790 at February 29, 2000 and February 28, 1999, respectively. Dividends paid in additional shares and warrants were $150,000 for the year ended February 29, 2000 and $193,000 for the year ended February 28, 1999.

     The Series B Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock, which results from dividing the conversion price of $5.00 per common share into $1,000 for each share of Series B Preferred Stock being converted. The Company may, at its own option and at any time after the third anniversary of the original issuance of the Series B Preferred Stock, redeem the Series B Preferred Stock, in whole but not in part. In such event, the Company is obligated to pay holders of the Series B Preferred Stock the investment value per share, plus a redemption premium equal to a 20% internal rate of return on the investment value.

     Holders of Series B Preferred Stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the shareholders. The Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board. If certain events occur or do not occur, such as the failure to pay dividends to the Series B Preferred Stock holders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors.

NOTE 9: CAPITALIZATION

     Authorized Number of Shares of Common Stock

     On April 15, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares.

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 9: CAPITALIZATION (CONTINUED)

     Public Offering of Securities

     In February 1996, the Company completed a first closing of its initial public offering of units whereby the Company sold 250,000 units for net proceeds, after offering costs, of approximately $1,044,000. Each unit consists of one share of common stock and one redeemable Class A common stock purchase warrant. The Class A warrants, which expire in January 2001, enable the holder to purchase a unit for $7.00, consisting of one share of common stock and one redeemable Class B warrant.

     Each Class B warrant will enable the holder to purchase one share of common stock for $8.00. The Class B warrants also expire in January 2001.

     In April 1996, the Company had a second closing of its initial public offering of units whereby the Company sold an additional 77,768 units for net proceeds, after offering costs, of approximately $425,000.

     In 1996, the underwriter of the public offering, pursuant to the underwriting agreement, received options to purchase 32,768 units at a weighted-average exercise price of $8.4375 per unit. All of these options are outstanding and exercisable at February 29, 2000 and have a weighted-average remaining contractual life of ten months.

     Series A 10% Convertible Preferred Stock

     The Company sold 313 shares of Series A 10% Convertible Preferred Stock through a Private Placement dated August 26, 1997, at a price of $2,500 per Preferred Share. Dividends are payable at a rate of 10% annually, payable in kind at the option of the Company. The shares convert automatically upon the registration of the underlying common stock to be issued upon the conversion. Holders of Series A Preferred Stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the shareholders.

     Payments of annual dividends have been deferred by the Company's board of directors on the outstanding Series A shares because of losses sustained by the Company. As of February 29, 2000, preferred dividends in arrears amounted to $95,625 or $625 per share.

                           JD AMERICAN WORKWEAR, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 9: CAPITALIZATION (CONTINUED)

     Stock Receivable

     Stock receivable represents amounts due to the Company for shares issued and outstanding at year-end. The Company holds a note receivable issued in connection with an exercise of stock options in the amount of $150,000. The note bears interest at 7% and matures on December 31, 2000. In addition, the Company had non-interest bearing accounts receivable of $186,450 for shares held in escrow and a prepaid consulting receivable of $152,798 at February 29, 2000. Stock receivable consists of a prepaid consulting receivable of $332,760 at February 28, 1999. Common Stock Options

     The Company's 1995 Stock Option Plan authorizes up to 750,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors and consultants. Options granted under the Plan must be exercised with ten years of the date of the grant. The exercise price of options granted may not be less than 85% of the fair market value of the stock.

     A summary of the Company's stock option plan activity is as follows:

                                                     Number    Weighted-Average
                                                       of        Exercise Price
                                                     Shares        Per Share
                                                    ---------   ----------------
          Options Outstanding,
            February 28, 1998                          12,500       $  1.50
              Granted                                 300,000          4.50
              Exercised                               (41,000)         3.25
                                                    ---------
          Options Outstanding,
            February 28, 1999                         271,500       $  4.55
              Granted                                 126,000          2.21
              Exercised                              (115,000)         3.35
              Expired                                (150,000)         4.75
                                                    ---------
          Options Outstanding,
            February 29, 2000                         132,500       $  3.14
                                                    =========

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 9: CAPITALIZATION (CONTINUED)

     At February 29, 2000, 132,500 options, with a weighted-average contractual life of 2.6 years, were outstanding at exercise prices ranging from $1.25 to $5.75. Of this amount, 116,500 options with a weighted-average exercise price of $3.35 were fully vested and exercisable.

     During the year ended February 28, 1999, the Company issued 50,000 shares of common stock and options to purchase 300,000 additional shares in connection with the extension of a consulting agreement. The Company has recorded deferred consulting expense of $171,182, which is to be expensed over the life of the agreement. During the year ended February 29, 2000, the Company granted 76,000 stock options to consultants with a fair value of $165,160. The related compensation is being expensed over the lives of the consulting agreements. The Company also granted 50,000 stock options to two key employees in connection with their employment agreements. The following summarizes information about options granted during the years ended February 29, 2000 and February 28, 1999:

                                      Number     Weighted-      Weighted-
                                        of        Average      Average Fair
                                      Shares  Exercise Price  Value Per Share
                                      ------  --------------  ---------------
     Options Granted in 2000
       whose exercise price:
         Equals Market Price          54,000       $ 2.89         $ 2.82
         Exceeds Market Price         64,000       $ 1.81         $ 0.52
         Is Below Market Price         8,000       $ 1.13         $ 0.48

     Options Granted in 1999
       whose exercise price:
         Equals Market Price          50,000       $ 3.25         $ 0.21
         Exceeds Market Price        250,000       $ 3.96         $ 0.07

     Stock-based compensation to non-employees is valued using the Black-Scholes pricing model. The Company uses the intrinsic value method under APB 25 to account for stock option compensation granted to employees. Because the exercise price at the date of grant to employees was above the market price, no compensation expense has been recorded. Had compensation cost been recognized under FAS 123, the amount would have been $24,000 and $0 for the years ended February 29, 2000 and February 28, 1999, respectively. The pro forma disclosures required under FAS 123 are as follows:

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 9: CAPITALIZATION (CONTINUED)

                                                  2000            1999
                                               -----------     -----------
          Loss Attributable to
            Common Stockholders:
              As Reported                      $(2,467,929)    $(2,244,812)
              Pro forma                        $(2,491,929)    $(2,244,812)

          Loss per Common Share:
              As Reported                      $     (1.00)    $     (1.08)
              Pro forma                        $     (1.01)    $     (1.08)

     The following assumptions were used to estimate the fair value of stock options using the Black-Scholes method:

                                                  2000            1999
                                               -----------     -----------
          Dividend Yield                               0%            2.5%
          Expected Volatility                        105%             30%
          Average Expected Option Life           2 Years        1.5 Years
          Risk-Free Interest Rate                   6.54%            7.5%

     Warrants

     The Company has warrants outstanding that were issued in prior years as compensation for consulting and legal services. The warrants issued by the Company generally contain provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing. At February 28, 1999 and February 29, 2000, compensation related warrants to purchase 432,318 shares of common stocks at a weighted-average exercise price of $2.69 were outstanding and exercisable. The weighted average remaining contractual life of these warrants is 2.2 years.

NOTE 10: INCOME TAXES

     The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 10: INCOME TAXES (CONTINUED)

     recognized in the Company's financial statements or tax returns. The Company currently has substantial net operating loss carry-forwards that may be applied against future income. These losses create a deferred tax asset at February 29, 2000 and February 28, 1999. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

                                                   2000          1999
                                                ----------    ----------
          Deferred Tax Assets Resulting
            from Net Operating Losses           $1,114,118    $  831,087

          Less, Valuation Allowance              1,114,118       831,087
                                                ----------    ----------
          Net Deferred Tax Assets               $        0    $        0
                                                ==========    ==========

     The Internal Revenue Code contains provisions, which may limit the net operating loss carryforward available for use in any given year if significant changes in ownership interest of the Company occur.

     The loss carryforwards expire as follows:

          Years of Expiration                               Amount
          -------------------                             -----------
                  2009                                    $   241,269
                  2010                                        581,952
                  2011                                      1,144,859
                  2012                                        786,579
                  2013                                      1,131,271
                  2014                                      1,654,653
                  2015                                      1,886,872
                                                          -----------
                                                          $ 7,427,455
                                                          ===========

NOTE 11: MAJOR CUSTOMERS

     For the year ended February 29, 2000, the Company's largest customers each representing more than 10% of gross sales accounted for $87,359, or 32%, of the Company's sales. These customers were JC Penney with sales of $38,172, or 14%, and Unifirst Corporation with sales of $49,187, or 18%. For the year ended February 28, 1999, the Company's individual customers who sales

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 11: MAJOR CUSTOMERS (CONTINUED)

     exceeded 10% of sales amounted to $562,132 in the aggregate, or 59%. Of this amount, JC Penney accounted for $285,689 or 30% of the Company's sales, Unifirst Corporation for $153,383, or 16.1%, and Payless for $123,060, or 12.9%.

NOTE 12: RESTATEMENT OF PRIOR PERIOD

     The accompanying financial statements for the year ended February 28, 1999 have been restated for the Series B Preferred Stock and related detached warrants, accretion of discount and dividends, in accordance with generally accepted accounting principles and the Securities and Exchange Commission's guidelines for accounting for mandatory redeemable preferred stock. These changes resulted in an increase in net loss to common stockholders of $448,934. Additionally, the financial statements have been restated for sales subject to guaranteed right of return, which were recognized as revenue prematurely. This change resulted in an increase in net loss of $103,113. The aggregate increase in net loss to common stockholders was $552,047, an increase of $0.26 in net loss to common shareholder per share.

NOTE 13: ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

     During the fourth quarter of the year ended February 29, 2000, the Company determined that a write down of inventory to net realizable value of $531,438 was required as discussed in Note 3. Additionally, the entire annual accretion of discount and dividends on mandatory redeemable preferred stock totaling $519,168 were not recorded until the fourth quarter. The aggregate effect of these year-end adjustments was to increase net loss for the fourth quarter by $1,050,606, or $.45 per common share.

NOTE 14: SUBSEQUENT EVENTS

     Acquisitions

     The Company completed the acquisition of Rhode Island Truck and Equipment Corporation on June 10, 2000. The stock purchase agreement requires JD

                           JD AMERICAN WORKWEAR, INC.

                        NOTES TO THE FINANCIAL STATEMENTS
                     FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


NOTE 14: SUBSEQUENT EVENTS (CONTINUED)

     Acquisitions (Continued)

     American Workwear, Inc. to pay one share of common stock for each dollar of appraised value of the assets. The value of the assets is estimated at approximately $145,000, pending the results of the appraisal. Rhode Island Truck and Equipment Corporation sells commercial trucks, construction equipment and tools, and provides hauling and paving recycling services. For the year ended December 31, 1999, Rhode Island Truck and Equipment Corporation had sales of approximately $175,707 and a net loss of $1,027.

     On June 12, 2000, the Company completed the acquisition of Patina Corporation and its subsidiary International Machine and Welding. Patina Corporation is a holding company. International Machine and Welding operates a large machine shop and sells heavy equipment and parts. In connection with the acquisition, the Company has authorized and issued 11,300 shares of 6% Series C Convertible Preferred Stock with a par value of $1,000 per share. These acquisitions will be accounted for under the purchase method, whereby the purchase price will be allocated to the underlying assets and liabilities based on their estimated fair values.

     On June 1, 2000, the Company signed an option agreement with International Commerce and Finance, Inc. to have the right of first refusal to acquire any and all projects that are currently under contract or may be conceived, acquired or partnered for two years for the sum of 25,000 common shares.

     Tax Sale and Foreclosure of Property

     On June 29, 2000, the building housing the headquarters of the Company at 46 Old Flat River Road, Coventry, Rhode Island was sold to the current mortgage holder in a tax sale. The Company may redeem the building by paying approximately $4,200 for the taxes and required interest prior to six months from the date of the sale. In August 2000, the Company was notified of the intention of the mortgage holder on the corporate headquarters to begin foreclosure proceedings unless the arrearage of approximately $32,000 is paid.