Form 10QSB/A
period 2000-05-31
JD AMERICAN WORKWEAR INC
filed 2000-11-08
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended May 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from _____________ to _____________

                             Commission File Number
                                    33-98682


                           JD AMERICAN WORKWEAR, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                           05-0460102
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

     Common Stock, $.002 par value per share, 2,984,178 shares outstanding at October 11, 2000.

            Transitional Small Business Disclosure Format (check one)

                                 Yes [ ] No [X]

                           JD AMERICAN WORKWEAR, INC.

                             INDEX TO FORM 10-QSB/A


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheet as of May 31, 2000                                    3

          Statements of Operations for the Three Months
          Ended May 31, 2000 and May 31, 1999                                 5

          Statements of Cash Flows for the Three Months
          Ended May 31, 2000 and May 31, 1999                                 6

          Notes to Financial Statements                                       7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9


PART 11. OTHER INFORMATION

     Item 1. Legal Proceedings                                               11

     Item 2. Changes in Securities                                           11

     Item 3. Defaults Upon Senior Securities                                 11

     Item 4. Submissions of Matters to a Vote of Security Holders            11

     Item 5. Other Information                                               11

     Item 6. Exhibits and Reports on Form 8-K                                11

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JD AMERICAN WORKWEAR, INC.

                                  BALANCE SHEET
                                   (Unaudited)

                                                                    May 31, 2000
                                                                    ------------
ASSETS

Current assets:
 Cash and cash equivalents                                            $        0
 Accounts receivable, net of allowance $10,000                            16,638
 Inventory                                                               174,466
                                                                      ----------
        Total current assets                                             191,104

Property and equipment, net                                              202,821
Intangible assets, net                                                   167,466
Inventory, long-term                                                     744,774
Other assets, net                                                         30,642
                                                                      ----------

        Total assets                                                  $1,336,807
                                                                      ==========


                 See accompanying notes to financial statements

                           JD AMERICAN WORKWEAR, INC.

                                   (Unaudited)

                                                                    May 31, 2000
                                                                    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                 $   244,228
  Accounts payable                                                      329,333
  Accrued expenses                                                      243,104
  Accrued interest                                                       70,251
  Short-term loans                                                      122,500
                                                                    -----------

        Total current liabilities                                     1,009,416
                                                                    -----------

Long-term debt, net of current portion                                  181,047
                                                                    -----------
Mandatory redeemable  preferred  stock,  Series B,
 cumulative and convertible, authorized 3,950 shares,
 $.001 par value, 2,993 shares issued and outstanding,
 redemption amount $3,209,240                                         2,050,107
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Series A, cumulative and convertible,
   authorized 1,000,000 shares, $.001 par value, 116 shares
   issued and outstanding, liquidating preference $369,750
  Common stock, authorized 7,500,000 shares, $.002 par value,
   2,977,802 shares issued and outstanding                                5,956
  Additional paid-in capital                                          7,170,680
  Stock receivable                                                     (577,869)
  Accumulated deficit                                                (8,502,530)
                                                                    -----------

        Total stockholders' equity (deficit)                         (1,903,763)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 1,336,807
                                                                    ===========

                 See accompanying notes to financial statements

                           JD AMERICAN WORKWEAR, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                -------------------------------
                                                                May 31, 2000      May 31, 1999*
                                                                ------------      -------------
Net sales                                                       $    26,873        $   105,465
Cost of goods sold                                                    7,025             80,422
                                                                -----------        -----------

Gross profit                                                         19,848             25,043
                                                                -----------        -----------
Selling, general and administrative expenses:
  Payroll and payroll taxes                                          75,000            151,632
  Selling expenses                                                       --             10,666
  Consulting expenses                                                89,359             44,014
  Contract labor                                                     30,783              7,317
  Depreciation and amortization                                      12,681              9,351
  Employee benefits                                                      --             14,805
  Freight and delivery                                                4,082             29,560
  Professional fees                                                   9,272             11,781
  Rent                                                                4,820              1,370
  Supplies                                                              639              3,717
  Telephone                                                           2,763              4,743
  Travel and entertainment                                            7,180             14,755
  Other                                                              10,251             18,836
                                                                -----------        -----------

       Total selling, general and administrative expenses           246,830            322,547
                                                                -----------        -----------

       Loss from operations                                        (226,982)          (297,504)

Interest expense                                                    (12,548)            (2,820)
                                                                -----------        -----------

Net loss                                                           (239,530)          (300,324)

Accretion of discount and dividends on mandatory
 redeemable preferred stock                                        (143,803)          (132,483)
                                                                -----------        -----------

Net loss to common shareholders                                 $  (383,333)       $  (432,807)
                                                                ===========        ===========
Net loss per common share, basic and diluted                    $      (.14)       $      (.19)
                                                                ===========        ===========

Weighted average number of common shares outstanding              2,815,910          2,254,773
                                                                ===========        ===========

* As Restated

                 See accompanying notes to financial statements

                           JD AMERICAN WORKWEAR, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                -------------------------------
                                                                May 31, 2000      May 31, 1999*
                                                                ------------      -------------
Cash flows from operating activities:
  Net loss                                                       $(239,530)         $(300,324)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                    12,681              9,351
   Change in operating assets and liabilities:
   Accounts receivable                                              32,218            283,675
   Inventories                                                       6,604           (134,055)
   Prepaid expenses                                                 78,879                 --
   Other assets                                                    (25,622)            60,933
   Accounts payable and accrued expenses                            62,841            (57,148)
                                                                 ---------          ---------

       Net cash used in operating activities                       (71,929)          (137,568)
                                                                 ---------          ---------
Cash flows from investing activities:
   Capital expenditures                                                 --             (4,074)
                                                                 ---------          ---------

       Net cash used in investing activities                            --             (4,074)
                                                                 ---------          ---------
Cash flows from financing activities:
   Proceeds from notes payable and long-term debt                   38,645                 --
   Repayments on notes payable and long-term debt                   (6,239)           (13,170)
   Exercise of warrants and stock options                           28,000                 --
                                                                 ---------          ---------

       Net cash provided by (used in) financing activities          60,406            (13,170)
                                                                 ---------          ---------

Net decrease in cash                                               (11,523)          (154,812)
Cash and cash equivalents, beginning of period                      11,523            174,472
                                                                 ---------          ---------
Cash and cash equivalents, end of period                         $       0          $  19,660
                                                                 =========          =========

* As Restated

                 See accompanying notes to financial statements

                           JD AMERICAN WORKWEAR, INC.

                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2000


NOTE 1: THE COMPANY

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

                           JD AMERICAN WORKWEAR, INC.

                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2000


NOTE 3: BASIS OF PRESENTATION

        The interim financial statements are prepared in pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 29, 2000. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2001.

NOTE 4: RESTATEMENT OF PRIOR PERIOD

        The income statement presented for the three month period ended May 31, 1999 has been restated to record accretion and dividends in the amount of $132,483 ($.06 net loss per common share) in accordance with generally accepted accounting principles and the Securities and Exchange Commission's guidelines for accounting for mandatory redeemable preferred stock.

NOTE 5: SUBSEQUENT EVENTS

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

                           JD AMERICAN WORKWEAR, INC.

                          Notes to Financial Statements
                                   (Unaudited)
                                  May 31, 2000

NOTE 5: SUBSEQUENT EVENTS

        Acquisitions (Continued)

        On June 1, 2000, the Company signed an option agreement with International Commerce and Finance, Inc. to have the right of first refusal to acquire any and all projects that are currently under contract or may be conceived, acquired or partnered for two years for the sum of 25,000 common shares.

        Tax Sale and Foreclosure of Property

        On June 29, 2000, the building housing the headquarters of the Company at 46 Old Flat River Road, Coventry, Rhode Island was sold to the current mortgage holder in a tax sale. The Company may redeem the building by paying approximately $4,200 for the taxes and required interest prior to six months from the date of the sale. In August 2000, the Company was notified of the intention of the mortgage holder on the corporate headquarters to begin foreclosure proceedings unless the arrearage of approximately $26,000 is paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This  report  contains  forward-looking  statements  within the  meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission.

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

     The business has been negatively impacted by the lack of marketing capital, which has severally limited new customer generation and therefore reduced our sales levels dramatically. To rectify this problem the Company is negotiating with various companies to license our patents and pay the Company a royalty for each pair shipped. The Company intends to market its products to catalogs, wholesalers and to consumers via mailings of promotional material and via the Company's internet site with the product being shipped from the licensees manufacturing facilities. The Company has substantial inventory on hand at May 31, 2000 and intends to market this inventory to wholesalers and discount outlets to reduce the overstock.

     For the reasons stated above, the Company believes that its results of operations for the three months ended May 31, 2000 and 1999 are not necessarily indicative of the Company's future results of operations.

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THREE MONTHS ENDED MAY 31, 1999.

     Net sales for the three months ended May 31, 2000 decreased approximately 74.3% to $26,873 from $105,465 for the three months ended May 31, 1999. The decrease is primarily attributable to a decrease in unit volume resulting from reduced purchases by its major customers. Cost of goods sold for the three months ended May 31, 2000 was $7,025 compared to $80,422, a decrease of 91.2%, for the three months ended May 31, 1999. Gross margin for the three months ended May 31, 2000 was $19,848 compared to $25,043 for the three months ended May 31, 1999. The decrease in gross profit of 20.7% is primarily due to the reduction in unit sales. The gross profit margin was 68% for the three months ended May 31, 2000 and 23% for the three months ended May 31, 1999.

     Operating expenses decreased to $246,830 for the three months ended May 31, 2000 from $322,547 for the three months ended May 31, 1999. Cost cutting measures were implemented resulting in an approximate decrease of $62,000 in payroll costs and $10,000 each, in travel and selling related costs.

     The net loss to common shareholders for the three months ended May 31, 2000 was $383,333 ($.14 per common share) compared to a net loss to common shareholders of $432,807 ($.19 per common share), as restated, for the three months ended May 31, 1999. The decrease is directly attributable to the reduction of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $71,929 for the three months ended May 31, 2000 compared to net cash used in operating activities of $137,568 for the three months ended May 31, 1999. Accounts receivable decreased approximately 65.9% to $16,638 from February 29, 2000 to May 31, 2000 as a result of reduced sales. Inventory decreased approximately 1% during the first three months of fiscal 2001.

     The Company made no capital expenditures for the three months ended May 31, 2000, compared to $4,074 for the three months ended May 31, 1999.

     Cash flow from operations, short-term loans and cash from the exercise of warrants and options provided the working capital needs and principal payments on long-term debt through the three months ended May 31, 2000. The Company's inability to timely pay vendors and service providers as a result of a cash flow shortage has adversely affected the Company's operations. The Company requires additional financing to provide for working capital needs and principle payments on debt. The Company has experienced substantial losses since inception, and at May 31, 2000 had an accumulated deficit of $8,502,530. The Company has not been able to pay all of its obligations as they have become due, and expects to incur additional losses before it achieves profitable operations. The Company has been actively seeking debt and equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The mortgage note on the company offices located at 46 Old Flat River Rd., Coventry, RI is in default. The last payment was made in May, 2000 for the period of February 1, 2000 plus the accrued interest through May, 2000. As of the date of this report the principal payments are six months in arrears totaling $15,686.47 with interest accrued and due on this note of $5,704.78 through November 1, 2000.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     27 Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JD AMERICAN WORKWEAR, INC.


Date: November 7, 2000                  By: /s/ David N. DeBaene
                                           ------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)

                                           /s/ Norman J. Birmingham
                                           ------------------------------
                                           Norman J. Birmingham
                                           (Chief Financial Officer)