Form 10QSB
period 2000-08-31
JD AMERICAN WORKWEAR INC
filed 2000-11-22
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the quarterly period ended August 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ___________


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

                                 (401) 397-6800
                 (Issuers Telephone Number, Including Area Code)

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

     Common Stock, $.002 par value per share, 2,984,178 shares outstanding at November 1, 2000.

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of August 31, 2000                     3

          Consolidated Statements of Operations for the
          three months ended August 31, 2000 and August 31, 1999               5

          Consolidated Statements of Operations for the
          six months ended August 31, 2000 and August 31, 1999                 6

          Consolidated Statements of Cash Flows for the
          six months ended August 31, 2000 and August 31, 1999                 7

          Notes to Financial Statements 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              12

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings                                           15

          Item 2. Changes in Securities                                       15

          Item 3. Defaults Upon Senior Securities                             15

          Item 4. Submissions of Matters to a Vote of Security Holders        15

          Item 5. Other Information                                           15

          Item 6. Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                    16

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JD AMERICAN WORKWEAR, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                 AUGUST 31, 2000
                                                                 ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $   10,833
  Accounts receivable, net of allowance $10,000                          388,380
  Inventory                                                              535,324
  Real property for resale                                               240,000
  Equipment for resale                                                   428,000
  Short term loans receivable                                             89,406
  Other current assets                                                    78,404
                                                                      ----------
     Total current assets                                              1,770,347

Property and equipment, net                                            4,929,312
Intangible assets, net                                                   161,113
Inventory, long-term                                                     740,675
                                                                      ----------
     TOTAL ASSETS                                                     $7,601,447
                                                                      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                           BALANCE SHEET -- CONTINUED
                                   (Unaudited)


                                                                                AUGUST 31, 2000
                                                                                ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt                                                 $    381,821
 Accounts payable                                                                       504,195
 Accrued expenses                                                                        89,704
 Accrued payroll                                                                        227,212
 Accrued interest                                                                        81,411
 Short-term loans                                                                       147,218
                                                                                   ------------
    Total current liabilities                                                         1,431,561

Long-term debt, net of current portion                                                2,014,386

Mandatory   redeemable   preferred  stock,   Series  B,  cumulative  and
 convertible,  authorized  3,950  shares,  $.001 par value,  2,993 shares
 issued and outstanding, redemption amount $3,255,194                                 2,149,879

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, $.001 par value,
   112 shares issued and outstanding, liquidating preference $361,400                        --
  Series C, cumulative and convertible, $.001 par value,
   11,300 shares issued and outstanding, liquidating preference $9,800,000                   11
  Common stock, $.002 par value, authorized 7,500,000 shares,
   2,984,178 issued and outstanding                                                       5,957
 Additional paid-in capital                                                          11,005,899
 Stock receivable                                                                      (336,450)
 Accumulated deficit                                                                 (8,669,796)
                                                                                   ------------
    Total Stockholders' equity (deficit)                                              2,005,621
                                                                                   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $  7,601,447
                                                                                   ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   FOR THE THREE MONTHS ENDED
                                                                             -------------------------------------
                                                                             AUGUST 31, 2000       AUGUST 31, 1999
                                                                             ---------------       ---------------
Net sales                                                                      $   645,662           $   385,105
Cost of goods sold                                                                 240,783               264,691
                                                                               -----------           -----------
Gross profit                                                                       404,879               120,414
Selling, general and administrative expenses:
 Payroll and payroll taxes                                                         150,085               107,405
 Consulting expenses                                                               104,654               102,130
 Professional fees                                                                  45,218                60,082
 Other                                                                             149,774                68,795
                                                                               -----------           -----------
        Total selling, general and administrative expenses                         449,731               338,412
                                                                               -----------           -----------
  Loss from operations                                                             (44,852)             (217,998)
  Depreciation and amortization                                                    (66,755)              (14,032)
  Interest expense                                                                 (55,265)              (17,070)
                                                                               -----------           -----------
                                                                                  (166,872)             (249,100)
Less: profit (loss) on purchased segment prior to date of acquisition                                     (3,223)
                                                                               -----------           -----------
        Net loss                                                                  (166,872)             (245,877)
Accretion of discount and dividends on mandatory
 redeemable preferred stock                                                        (99,772)             (132,014)
                                                                               -----------           -----------
Net loss to common stockholders                                                $  (266,644)          $  (377,891)
                                                                               ===========           ===========
Net loss per common shareholders, basic and diluted                            $      (.09)          $      (.16)
                                                                               ===========           ===========
Weighted average number of common shares outstanding                             2,899,000             2,420,019
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                             -------------------------------------
                                                                             AUGUST 31, 2000       AUGUST 31, 1999
                                                                             ---------------       ---------------
Net sales                                                                      $   736,707           $   562,820
Cost of goods sold                                                                 264,086               369,549
                                                                               -----------           -----------
Gross profit                                                                       472,621               193,271
Selling, general and administrative expenses:
 Payroll and payroll taxes                                                         296,572               304,504
 Consulting expenses                                                               162,259               146,143
 Professional fees                                                                  57,826                46,349
 Other                                                                             207,421               167,505
                                                                               -----------           -----------
   Total selling, general and administrative expenses                              724,078               664,501
   Loss from operations                                                           (251,457)             (471,230)
   Depreciation and amortization expense                                           (89,296)              (14,032)
   Interest expense                                                                (68,687)              (19,921)
                                                                               -----------           -----------
                                                                                  (409,440)             (505,183)
Less: Profit (loss) on purchased segment prior to date of acquisition               (3,038)               10,660
                                                                               -----------           -----------
   Net loss                                                                       (406,402)             (515,843)
Accretion of discount and dividends on mandatory
 redeemable preferred shares                                                      (243,575)             (261,495)
                                                                               -----------           -----------
Net loss per common shareholder                                                $  (649,977)          $  (777,338)
                                                                               ===========           ===========
Net loss per common share, basic and diluted                                   $      (.22)          $      (.33)
                                                                               ===========           ===========
Weighted average number of common shares outstanding                             2,899,000             2,354,663
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              FOR THE SIX MONTHS ENDED
                                                         -----------------------------------
                                                         AUGUST 31, 2000     AUGUST 31, 1999
                                                         ---------------     ---------------
Cash flows from operating activities
Net loss                                                    $(409,440)          $(505,183)
Adjustments to reconcile net loss to net cash used
in operating activities:
 Depreciation and amortization                                 89,296              14,032
 Securities issued for services rendered                      165,698              40,000
Changes in operating assets and liabilities:
 Accounts receivable                                          (55,152)             36,498
 Notes receivable, stockholder                                  2,635              (4,006)
 Inventory                                                    (41,067)            119,457
 Other assets                                                 (78,254)            (24,345)
 Accounts payable                                              77,165             (11,559)
 Accrued expenses                                               9,840
 Accrued payroll                                              150,000
 Accrued interest                                              16,301
                                                            ---------           ---------
 Net cash used in operating activities                        (72,978)           (335,106)
                                                            ---------           ---------
Cash flows from investing activities
 Capital expenditures                                              --                  --
                                                            ---------           ---------
 Net cash provided by investing activities                         --                  --
                                                            ---------           ---------
Cash flows from financing activities
 Advances on notes payable and long-term debt                  65,603             139,627
 Repayments on notes payable and long-term debt               (21,315)            (49,857)
 Exercise of stock options and warrants                        28,000              85,500
                                                            ---------           ---------
 Net cash provided by financing activities                     72,288             175,270
                                                            ---------           ---------
Net increase decrease in cash                                    (690)           (159,836)
Cash and cash equivalents - beginning of period                11,523             225,437
                                                            ---------           ---------
Cash and cash equivalents - end of period                   $  10,833           $  65,601
                                                            =========           =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 August 31, 2000

NOTE 1: THE COMPANY

        The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. The Company is primarily engaged in the marketing industrial workwear products, providing machining and fabrication of parts used in industry, parts sales and service for heavy construction equipment, and paving and concrete installation.

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

        Management has revised its approach to marketing its patented workwear products to include an emphasis on sales using the Internet, the liquidation of overstocked inventory and future sales of product licenses. Management believes that its new approach will reduce costs and improve profitability in its workwear sales. The Company has also expanded into other lines of business through acquisitions of, and contracts with, other companies in exchange for the Company's stock. Management believes that these acquisitions and agreements will provide an increase in revenues that will attract additional equity investment and assets that will serve as collateral for debt financing. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing or improve operating results sufficiently to continue as a going concern.

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

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 August 31, 2000

NOTE 4: ACQUISITIONS

        In June 2000, the Company completed the acquisition of Patina Corp. and its subsidiary, International Machine and Welding, by acquiring all the outstanding capital stock of Patina Corp. for approximately $4,500,000. The acquisition was funded by 9,800 shares of Series C 6% Convertible Preferred Stock.

        In June 2000, the Company also acquired Rhode Island Truck and Equipment Corp. for 200,000 shares of the Company's common stock, in a transaction valued at approximately $200,000.

        The foregoing acquisitions have been recorded under the purchase method of accounting and, accordingly, the results of the acquired businesses are included in the consolidated financial statements since the date of acquisition. The allocations of the purchase prices are subject to adjustment when the final valuation information is determined.

        The following unaudited pro forma summary presents the consolidated results of operation as if the acquisition of Patina Corp. and Rhode Island Truck and Equipment Corp. had occurred on March 1, 1999 after giving effect to certain adjustments. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods presented or of future results of operations.

                                                    SIX MONTHS ENDED AUGUST 31,
                                                   ----------------------------
                                                      2000              1999
                                                   ----------        ----------
        Revenue                                    $  736,707        $  562,820
        Loss from continuing operations              (653,015)         (724,706)
        Net loss                                     (653,015)         (724,706)
        Basic loss per share                       $     (.23)       $     (.31)


NOTE 5: SEGMENT AND RELATED INFORMATION

        The Company's reportable segments are product marketing, manufacturing and construction management.

        PRODUCT MARKETING offers the sale of all JD American Workwear, Inc. manufactured and distributed products including JD Safety Work Pants, JD Safety Work Jeans and its five pocket blue jean line.

        MANUFACTURING offers the production, maintenance and repair of certain heavy industrial parts and equipment, and the repair and sale of parts and the service for their installation. International Machine and Welding, Inc. began operations on June 1, 2000.

        CONSTRUCTION MANAGEMENT offers installation and repair of concrete structures and commercial and residential paving. On a limited basis this sector also sells commercial vehicles and heavy equipment and supplies. The operating company in this segment is Rhode Island Truck and Equipment Corp.

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 August 31, 2000

NOTE 5: SEGMENT AND RELATED INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's financial statements and related notes contained in the Company's Annual Report on Form 10-KSB. The Company evaluates the performance of its operating segments based upon income before taxes and non-recurring charges such as beneficial conversion features and extraordinary items.

        Segment information for the six months ended August 31, 2000 and 1999 was as follows:

        For six months ended August 31, 2000:

                                         PRODUCT                    CONSTRUCTION
                                         MARKETING   MANUFACTURING   MANAGEMENT
                                         ---------   -------------   ----------
        Revenue                          $   45,748    $  543,581     $147,378
        Income (loss) from operations      (272,863)      103,991        1,796
        Depreciation and amortization        25,360        44,213       19,723
        Total assets                      1,281,186     6,005,818      314,443

        For six months ended August 31, 1999:

                                         PRODUCT                    CONSTRUCTION
                                         MARKETING   MANUFACTURING   MANAGEMENT
                                         ---------   -------------   ----------
        Revenue                          $  468,944    $              $ 93,876
        Income (loss) from operations      (481,890)                    10,660
        Depreciation and amortization        14,032                          0
        Total assets                      2,396,426                    280,903

        Reconciliation of consolidated amounts:

                                                         FOR THE SIX MONTHS
                                                           ENDED AUGUST 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------
        Revenues
          Total revenues reportable segments         $  736,707      $  562,820
          Other revenues
          Total revenues from operations             $  736,707      $  562,820

        Income (loss) from continuing operations
          Segments                                   $ (162,172)     $ (292,870)
          Unallocated amounts                          (463,660)       (453,987)
            Interest expense                            (28,075)        (19,921)
            Interest income                                 892
        Net loss per common shareholder              $ (653,015)     $ (766,678)

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                 August 31, 2000

NOTE 5: SEGMENT AND RELATED INFORMATION (Continued)

        Reconciliation of consolidated amounts:

                                                         FOR THE SIX MONTHS
                                                           ENDED AUGUST 31,
                                                     --------------------------
                                                        2000            1999
                                                     ----------      ----------
        Assets

        Total assets for reportable segments         $7,523,007      $2,402,823
        Other assets                                     78,440         274,506
        Total assets                                 $7,601,447      $2,677,329


NOTE 6: SUBSEQUENT EVENTS

        On October 23, 2000, the Company and Union Labor Life Insurance Company, "ULLICO', reached an agreement to amend the Stock Purchase Agreement and the Certificate of Designation for the Series B 12% Cumulative Preferred Stock. This agreement will allow the Company to reduce the dividend from 12% to 6% annually and to extend the payment in kind dividend payment method through the payment due May 31, 2004. The payment in kind method is at the Company's option if less than 50% of the Series C 6% Preferred Stock is outstanding. ULLICO has agreed

        ULLICO further agreed to relinquish its mandatory conversion rights and certain other restrictive covenants related to financing and acquisitions as well as its rights to warrants if dividends were paid in kind.

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

RESULTS OF OPERATIONS

        Since its inception, the Company has been involved in the design and development of its products, the development of its relationships with its suppliers and manufacturing contractors and the marketing of its products through various distribution channels. First commercial shipments of JD Safety Work Jeans were made in September 1992. First commercial shipments of an early version of JD Safety Uniform Pants were made during 1994. Following the Company's initial public offering in January 1995, the Company significantly increased its expenditures for inventory, salaries, advertising and marketing expenditures and other costs to increase its level of production. In March 1995, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants currently distributed by the Company.

        The acquisition of Patina Corp. and its subsidiary International Machine and Welding, Inc. provides a full service welding and machine shop with expertise in metal fabrication, various types of welding, machining and boring operations. The subsidiary is particularly strong in the re-manufacturing of large, complex shaped heavy components, pumps, valves, bearings, shafts etc. The company's boring mill is one of the largest in the Southeast allowing the company to machine items up to 20 feet in diameter and 55 feet in length.

        Other operations housed at International Machine and Welding include an independent full service repair facility capable of repairing most heavy construction equipment, including rebuilding engines, transmissions, torque converters, undercarriage and tracks for crawler tractors. The Company has a fleet of field service trucks capable of doing most repairs in the field. Coupled with these operations is a direct to the consumer parts sales operation for heavy construction equipment.

        Rhode Island Truck and Equipment Corp. has historically provided commercial truck, heavy equipment and supply sales in Rhode Island. In January 2000, the operations were expanded to include paving and concrete work that had been done individually by family members associated with the Company. The current expansion, in the Northeast of building trades, road construction and repair, and a booming economy that allows individuals to make repairs or improvements to their properties made this expansion feasible.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999.

        Net sales for the three months ended August 31, 2000 increased 67.7% to $645,662 from $385,105 for the three months ended August 31, 1999. The increase is directly attributable to the addition of the manufacturing segment's revenues of $543,581 that began operations June 1, 2000. Cost of goods sold for the three months ended August 31, 2000 was $240,783 compared to $264,691 for the three months ended August 31, 1999. Gross margin for the three months ended August 31, 2000 was $404,879 compared to $120,414 for the three months ended August 31, 1999. The gross profit margin percentage increased to 62.7% for the three months ending August 31, 2000 from a 31.3% gross profit margin percentage for the three months ended August 31, 1999. The increase is due to the higher gross profit margins of the manufacturing segment.

        Operating expenses increased to $449,731 for the three months ended August 31, 2000 from $338,412 for the three months ended August 31, 1999 as a result of the addition of the manufacturing segment.

        The net loss for the three months ended August 31, 2000 was $266,644 ($.09 per common share) compared to a net loss of $377,891 ($.16 per common share) for the three months ended August 31, 1999. The increase is directly attributable to a low sales activity in the product marketing segment for the three months ended August 31, 2000 as compared to the three months ended August 31, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999.

        Net sales for the six months ended August 31, 2000 increased 30.9% to $736,707 from $562,820 for the six months ended August 31, 1999. The increase is directly attributable to the inclusion of manufacturing division revenues of $543,581 that did not exist in the six months ending August 31, 1999. Cost of goods sold for the six months ended August 31, 2000 was $264,086 compared to $369,549 for the six months ended August 31, 1999. Gross margin for the six months ended August 31, 2000 was $472,621 compared to $193,271 for the six months ended August 31, 1999. The gross profit margin increased to 64.2% for the six months ending August 31, 2000 an increase of 87.2% over the 34.3% gross profit margin for the six months ended August 31, 1999. The increase in the gross profit margin is primarily due to the increase in the gross profit margin of paving over truck and supply sales gross profit margin and the 62.4% gross profit margin in the newly included manufacturing sector.

        Operating expenses increased to $724,078 for the six months ended August 31, 2000 from $664,501 for the six months ended August 31, 1999. The increase is due to the addition of the manufacturing segment for the six months ended August 31, 2000 as compared to the six months ended August 31, 1999.

        The net loss for the six months ended August 31, 2000 was $649,977 ($.22 per common share) compared to a net loss of $777,338 ($.33 per common share) for the six months ended August 31, 1999. The decrease is directly attributable to the inclusion of the profits from the new segments for the six months ended August 31, 2000 as compared to the six months ended August 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $72,978 for the six months ended August 31, 2000 compared to $335,106 for the six months ended August 31, 1999. Accounts receivable increased $55,152 from February 29, 2000 to August 31, 2000 as a result of increases in the construction management segment and the addition of the manufacturing segment. Inventory increased with the addition of the manufacturing segment during the first six months of fiscal 2001.

        Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the six months ended August 31, 2000. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 28, 2001 and to meet its business strategy of achieving significant expansion in revenue for all divisions and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

        Through August 31, 2000, the Company has experienced substantial losses, and at August 31, 2000 had an accumulated deficit of approximately $8,669,796. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - PRODUCT MARKETING

        Product marketing revenue decreased by 90.2%, or $423,196 to $45,748 for the six months ended August 31, 2000 from $468,944 due to the lack of capital to adequately market the product line and the intention to change its direction. Cost of goods sold decreased by 95.4%, or $328,361 to $14,966 for the six months ended August 31, 2000 due to the decreased sales of our merchandise. General and administrative expenses declined by 33.0%, or $136,830 to $278,285 for the six months ended August 31, 2000. This decrease is directly related to the reduction of salaries and benefits, travel, freight and delivery, and miscellaneous expenses that comprise $108,651 of the reduction in the six months ended August 31, 2000 compared to the six month period ending August 31, 1999.

RESULTS OF OPERATIONS - MANUFACTURING

        Manufacturing revenues were $173,217 from machining operations, $261,152 from the parts sales operation, and $109,212 from the heavy equipment service operations for the six months ended August 31, 2000. Cost of goods sold were $204,595 from the division for the six months ended August 31, 2000. General and administrative expenses were $150,729 for the six months ended August 31, 2000. There are no comparable periods in 1999 as the operation did not exist.

RESULTS OF OPERATIONS - CONSTRUCTION MANAGEMENT

        Construction management revenue increased by 57%, or $53,502 to $147,378 for the six months ended August 31, 2000 from $93,876 due to the reduced sales of commercial vehicles and the closure of the truck lot in Rhode Island. The division changed its focus to providing paving and concrete services that produced revenues of $142,267 during this period. Cost of goods sold increased by 69.8%, or $18,303 to $44,525 for the six months ended August 31, 2000 due to the change in direction of the operations and the differential in profit margins between the construction activities and the sale of used commercial vehicles. General and administrative expenses increased by 40.2%, or $22,889 to $79,883 for the six months ended August 31, 2000. The increase is directly related to the addition of payroll, the reduction of overhead and staff needed to operate the truck lot in Rhode Island, and the increase in insurance related to workmen's compensation, liability and bonding.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        In September 2000, 25,000 common shares were issued to International Commerce and Finance, Inc, to secure the option agreement signed in June 2000. These shares were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933.

        In June 2000, 9,800 shares of Series C 6% convertible Preferred Stock were issued in conjunction with the acquisition of Patina Corporation. These shares were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933. These shares were issued ratably to the holders of record of Patina Corporation on June 1, 2000.

        The Series C 6% Convertible Preferred Shares give the holder the right to vote 363.52 common shares, on as converted basis. Further, the shares will pay a semi annual dividend of 6% in cash or in kind and shall have a stated and liquidation value of $1,000 per share. Each share of this class of preferred shares shall convert at the rate of 1,000 common shares for each preferred share at the election of the holder, when available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        N/A

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

        N/A

ITEM 5. OTHER INFORMATION

        N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27 Financial Data Schedule

                On July 19, 2000, the Company notified the Securities and Exchange Commission of the termination of Bederson and Company L.L.C. as its auditors and the hiring Bella, Hermida, Gilman, Hancock and Mueller. as the new auditing firm. On July 28, 2000 and August 14, 2000, the Company amended the Form 8-K as originally filed to change the verbiage at Bederson's request and to include the required letter from Bederson as required by the Securities and Exchange Commission. The disagreements that led to the dismissal are more fully disclosed in Form 10-KSB for the period ended February 29, 2000, as filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JD AMERICAN WORKWEAR, INC.



                               By: /s/ David N. DeBaene
                                   ----------------------------
                                   David N. DeBaene, President
                                   (Principal Executive Officer)


                                   /s/ Norman J. Birmingham
                                   ----------------------------
                                   Norman J. Birmingham, Chief Financial Officer
Date:  November 21, 2000           (Principal Accounting Officer)