Form 10QSB/A
period 2000-05-31
JD AMERICAN WORKWEAR INC
filed 2000-11-24
CIK 949982

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

                                 Yes [ ] No [X]

                                EXPLANATORY NOTE


     This Amendment is being filed solely to correct a "flawed" Financial Data Schedule previously filed as Exhibit No. 27 in to Form 10-QSB of JD American Workwear, Inc.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS

         (a) Exhibits
             27 - Financial Data Schedule

         (b) Reports on Form 8-K
             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JD AMERICAN WORKWEAR, INC.


Date: November 23, 2000                  By: /s/ David N. DeBaene
                                           ------------------------------
                                           David N. DeBaene, President
                                           (Principal Executive Officer)

                                           /s/ Norman J. Birmingham
                                           ------------------------------
                                           Norman J. Birmingham
                                           (Chief Financial Officer)