Form 10QSB
period 2000-11-30
JD AMERICAN WORKWEAR INC
filed 2001-01-12
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended November 30, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the transition period from _________________ to _________________

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

     Common Stock, $.002 par value per share, 7,854,178 shares outstanding at January 10, 2000.

     Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                           JD AMERICAN WORKWEAR, INC.

                              INDEX TO FORM 10-QSB

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheet as of November 30, 2000                3

          Consolidated Statements of Operations for the Three Months
          ended November 30, 2000 and November 30, 1999                     4

          Consolidated Statements of Operations for the Nine Months
          ended November 30, 2000 and November 30, 1999                     5

          Consolidated Statements of Cash Flows for the Nine Months
          ended November 30, 2000 and November 30, 1999                     6

          Notes to Financial Statements                                     7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             14

     Item 2. Changes in Securities                                         14

     Item 3. Defaults Upon Senior Securities                               14

     Item 4. Submissions of Matters to a Vote of Security Holders          14

     Item 5. Other Information                                             14

     Item 6. Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                 15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           JD AMERICAN WORKWEAR, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                               November 30, 2000
                                                               -----------------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $     5,106
  Accounts receivable, net of allowance $10,000                       478,216
  Inventory                                                           530,582
  Real property for resale                                            240,000
  Equipment for resale                                                385,500
  Short term loans receivable                                         147,282
  Other current assets                                                 72,296
                                                                  -----------
        Total current assets                                      $ 1,858,982

Property and equipment, net                                       $ 4,916,845
Intangible assets, net                                                153,831
Inventory, long-term                                                  740,675
                                                                  -----------
        TOTAL ASSETS                                              $ 7,670,333
                                                                  ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                               $   378,921
  Accounts payable                                                    506,260
  Accrued expenses                                                    131,761
  Accrued payroll                                                     302,212
  Accrued interest                                                    109,295
  Short-term loans                                                    153,072
                                                                  -----------
        Total current liabilities                                   1,581,521

Long-term debt, net of current portion                              1,996,177

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, $.001 par value,
   114 shares issued and outstanding, liquidating
   preference $367,850                                                     --
  Series B, cumulative and convertible, authorized 3,950 shares,
   $.001 par value, 3,303 shares issued and outstanding,
   liquidating preference $3,303,301                                        3
  Series C, cumulative and convertible, $.001 par value,
   4,800 shares issued and outstanding, liquidating
   preference $4,800,000                                                    5
  Common stock, $.002 par value, authorized 30,000,000 shares,
   7,854,178 issued and outstanding                                    15,708
  Additional paid-in capital                                       11,415,556
  Stock receivable                                                   (256,795)
  Accumulated deficit                                              (7,081,842)
                                                                  -----------
        Total Stockholders' equity (deficit)                        4,092,635
                                                                  -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 7,670,333
                                                                  ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                              ---------------------------------------
                                                              November 30, 2000     November 30, 1999
                                                              -----------------     -----------------
Net sales                                                           794,455                99,959
Cost of goods sold                                                  383,411               155,569
                                                                -----------           -----------
Gross profit                                                        411,044               (55,610)

Selling, general and administrative expenses:
  Payroll and payroll taxes                                         192,638                71,441
  Consulting expenses                                                90,179                82,731
  Professional fees                                                     260                23,419
  Depreciation and amortization                                      66,755                14,326
  Other                                                             170,230                93,530
                                                                -----------           -----------
       Total selling, general and administrative expenses           520,062               285,447
                                                                -----------           -----------
       Loss from operations                                        (109,018)             (341,057)

       Interest expense                                             (52,031)              (28,586)
                                                                -----------           -----------
                                                                   (161,049)             (369,643)
Less: profit (loss) on purchased segment prior to
      date of acquisition                                                                  (1,819)
                                                                -----------           -----------
Net loss                                                           (161,049)             (367,824)

Accretion of discount and dividends on mandatory
 redeemable preferred shares                                        (66,515)             (132,014)

Gain on extinguishment of mandatory redeemable
 preferred stock                                                  1,815,519
                                                                -----------           -----------
Net gain (loss) to common stockholders                          $ 1,587,955           $  (499,838)
                                                                ===========           ===========
Net gain (loss) per common shareholders, basic and diluted      $       .54           $      (.19)
                                                                ===========           ===========
Weighted average number of common shares outstanding              2,945,393             2,569,427
                                                                ===========           ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                              ---------------------------------------
                                                              November 30, 2000     November 30, 1999
                                                              -----------------     -----------------

Net sales                                                        $ 1,531,162           $   662,779
Cost of goods sold                                                   671,118               525,118
                                                                 -----------           -----------
Gross profit                                                         860,044               137,661

Selling, general and administrative expenses:
  Payroll and payroll taxes                                          468,836               344,235
  Consulting expenses                                                252,438               228,874
  Professional fees                                                   58,087                69,768
  Depreciation and amortization                                      156,051                28,358
  Other                                                              398,022               292,745
                                                                 -----------           -----------
       Total selling, general and administrative expenses          1,333,434               963,980

       Loss from operations                                         (473,390)             (826,319)

       Interest expense                                             (120,719)              (28,586)
                                                                 -----------           -----------
                                                                    (594,109)             (854,905)
Less: Profit (loss) on purchased segment prior to
      date of acquisition                                             (3,038)                8,841
                                                                 -----------           -----------
Net loss                                                            (591,071)             (863,746)

Accretion of discount and dividends on mandatory
 redeemable preferred shares                                        (310,090)             (393,509)
Gain on extinguishment of mandatory redeemable
 preferred stock                                                   1,815,519
                                                                 -----------           -----------
Net gain (loss) per common  shareholder                          $   914,358           $(1,257,255)
Net gain (loss) per common share, basic and diluted              $       .31           $      (.53)
                                                                 ===========           ===========
Weighted average number of common shares outstanding               2,945,393             2,354,663
                                                                 ===========           ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                             --------------------------------------
                                                             November 30, 2000     November 30, 1999
                                                             -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                        $(591,071)           $(863,746)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                   156,051               28,358
   Securities issued for services rendered                         255,877               40,000
 Changes in operating assets and liabilities:
   Accounts receivable                                            (144,988)             399,898
   Notes receivable, stockholder                                   (55,152)              (4,006)
   Inventory                                                       (36,325)            (229,015)
   Other assets                                                    (76,652)             139,295
   Accounts payable                                                116,536               98,679
   Accrued expenses                                                 51,897
   Accrued payroll                                                 225,000
   Accrued interest                                                 44,185                8,536
                                                                 ---------            ---------
        Net cash used in operating activities                      (54,642)            (382,001)
                                                                 ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                   --                   --
                                                                 ---------            ---------
        Net cash provided by investing activities                       --                   --
                                                                 ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Advances on notes payable and long-term debt                       65,603              139,627
 Repayments on notes payable and long-term debt                    (45,378)             (70,238)
 Exercise of stock options and warrants                             28,000              148,000
                                                                 ---------            ---------
        Net cash provided by financing activities                   48,225              217,389
                                                                 ---------            ---------
Net increase decrease in cash                                       (6,417)            (164,612)

Cash and cash equivalents - beginning of period                     11,523              225,436
                                                                 ---------            ---------
Cash and cash equivalents - end of period                        $   5,106            $  60,824
                                                                 =========            =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2000


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

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2000

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

                                                  NINE MONTHS ENDED NOVEMBER 30,
                                                  ------------------------------
                                                      2000             1999
                                                   ----------      -----------
        Revenue                                    $1,531,162      $   662,779
        Operating gain (loss)                         917,396       (1,248,414)
        Net gain (loss) to common shareholder         914,358       (1,257,255)
        Basic gain (loss) per share                $      .31      $      (.53)

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

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2000


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

        Segment information for the Nine months ended November 30, 2000 and 1999 was as follows:

        For Nine months ended November 30, 2000:

                                          PRODUCT                   CONSTRUCTION
                                         MARKETING   MANUFACTURING   MANAGEMENT
                                         ---------   -------------   ----------
        Revenue                         $  132,111    $ 1,126,538     $272,513
        Operating gain (loss)             (317,687)       278,676       27,032
        Depreciation and amortization      (38,040)       (88,426)     (29,585)
        Total assets                     1,134,693      6,089,001      325,305

        For Nine months ended November 30, 1999:

                                          PRODUCT                   CONSTRUCTION
                                         MARKETING   MANUFACTURING   MANAGEMENT
                                         ---------   -------------   ----------


        Revenue                         $   545,304   $               $117,475
        Operating gain (loss)              (514,160)                     8,841
        Depreciation and amortization       (28,358)                         0
        Total assets                      1,990,013                    279,891

        Reconciliation of consolidated amounts:

                                                      FOR THE NINE MONTHS
                                                       ENDED NOVEMBER 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------       -----------
        Revenues
          Total revenues reportable segments      $1,531,162       $   662,779
          Other revenues
          Total revenues from operations          $1,531,162       $   662,779

        Profit (loss) from operations
          Segments                                $  (11,979)      $  (505,319)
          Depreciation and amortization             (156,051)          (28,358)
          Unallocated amounts                      1,203,107          (694,992)
          Interest expense                          (120,719)          (28,586)
        Net gain (loss) per common shareholder    $  914,358       $(1,257,255)

                           JD AMERICAN WORKWEAR, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2000

NOTE 5: SEGMENT AND RELATED INFORMATION (Continued)

        Reconciliation of consolidated amounts:

                                                      FOR THE NINE MONTHS
                                                       ENDED NOVEMBER 30,
                                                  ----------------------------
                                                     2000             1999
                                                  ----------       -----------
        Assets
          Total assets for reportable segments    $7,548,999       $2,269,904
          Other assets                               121,334          242,490
          Total assets                            $7,670,333       $2,512,394


NOTE 6: CAPITALIZATION

        On November 28, 2000 the Board of Directors received a letter from certain shareholders consenting to an action without a shareholder's meeting, which required the Board of Directors to take immediate action to increase the authorized number of common shares to 30,000,000 from 7,500,000. On December 15, 2000 at the annual shareholder's meeting these items were affirmed.

NOTE 7: GAIN ON EXTINGUISHMENT OF MANDATORY REDEEMABLE PREFERRED STOCK

        On October 23, 2000 an agreement was completed with the holder of the Series B 12% Mandatory Redeemable Preferred Stock in which the holder relinquished all mandatory conversion rights. This amendment allows the Company to classify all the value of the preferred stock as equity. The gain of $1,815,519 recorded is a direct correlation of the carrying value subtracted from the fair market value of the underlying shares at the date of the transaction.

NOTE 8: SUBSEQUENT EVENTS

        On December 15, 2000 a meeting of the shareholders' was held that included the election of a board of directors, the ratification of a name change to American Commerce Solutions, Inc. and the affirmation of the increase in the number of authorized common shares to 30,000,000 and the increase the total authorized shares from 8,500,000 to 31,000,000. Additionally, the increase in the number of authorized shares to 2,500,000 for utilization in the 1995 Employee Stock Option Plan was approved. The acquisition of Patina Corporation and Rhode Island Truck and Equipment Corp and the renegotiated terms of the Series B stock were affirmed.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999.

     Net sales for the three months ended November 30, 2000 increased 694.8% to $794,455 from $99,959 for the three months ended November 30, 1999. The increase is directly attributable to the addition of the manufacturing segment's revenues of $582,957 and marginal increases in all other segments. Cost of goods sold for the three months ended November 30, 2000 was $383,411 compared to $155,569 for the three months ended November 30, 1999. Gross margin for the three months ended November 30, 2000 was $411,044 compared to $(55,610) for the three months ended November 30, 1999. The gross profit margin percentage increased to 51.7% for the three months ending November 30, 2000 from a (55.6%) gross profit margin percentage for the three months ended November 30, 1999. The increase is due to the higher gross profit margins of the manufacturing and product marketing segments.

     Operating expenses increased to $520,062 for the three months ended November 30, 2000 from $285,447 for the three months ended November 30, 1999 as a result of the addition of the manufacturing segment.

     The net gain for the three months ended November 30, 2000 was $1,587,955 ($.54 per common share) compared to a net loss of $499,838 ($.19 per common share) for the three months ended November 30, 1999. The increase to profitability is a result of increased sales from the manufacturing segment and the gain of $1,815,519 realized on the extinguishment of the Series B 12% Mandatory Convertible Preferred Stock and the issuance of Series B 6% Preferred Stock in the three months ended November 30, 2000 as compared to the three months ended November 30, 1999.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999.

     Net sales for the nine months ended November 30, 2000 increased 131% to $1,531,162 from $662,779 for the nine months ended November 30, 1999. The increase is directly attributable to the inclusion of manufacturing division revenues of $1,126,538 that did not exist in the nine months ending November 30, 1999. Cost of goods sold for the nine months ended November 30, 2000 was $671,118 compared to $525,118 for the nine months ended November 30, 1999. Gross margin for the nine months ended November 30, 2000 was $860,044 compared to $137,661 for the nine months ended November 30, 1999. The gross profit margin increased to 56.1% for the nine months ending November 30, 2000 an increase of 169.7% over the 20.8% gross profit margin for the Nine months ended November 30, 1999. The increase in the gross profit margin is primarily due to the increase in the gross profit margin of paving over truck and supply sales gross profit margin and the 55.9% gross profit margin in the manufacturing sector.

     Operating expenses increased to $1,333,434 for the nine months ended November 30, 2000 from $963,980 for the nine months ended November 30, 1999. The increase is due to the addition of the manufacturing segment for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999.

     The net gain for the nine months ended November 30, 2000 was $914,358 ($.31 per common share) compared to a net loss of $1,257,255 ($.53 per common share) for the nine months ended November 30, 1999. The decrease is directly attributable to the inclusion of the profits from the new segments and a net gain of $1,815,519 realized on the extinguishment of Series B 12% Preferred Stock and the issuance of Series B 6% Preferred Stock for the nine months ended November 30, 2000 as compared to the nine months ended November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $54,642 for the Nine months ended November 30, 2000 compared to $382,001 for the nine months ended November 30, 1999. Accounts receivable increased $466,493 from February 29, 2000 to November 30, 2000 as a result of increases in the construction management segment and the addition of the manufacturing segment. Inventory increased with the addition of the manufacturing segment during the first nine months of fiscal 2001.

     Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the Nine months ended November 30, 2000. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 28, 2001 and to meet its business strategy of achieving significant expansion in revenue for all divisions and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Through November 30, 2000, the Company has experienced substantial losses, and at November 30, 2000 had an accumulated deficit of approximately $7,081,842. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - PRODUCT MARKETING

     Product marketing revenue decreased by 75.9%, or $413,193 to $132,111 for the nine months ended November 30, 2000 from $545,304 due to the lack of capital to adequately market the product line and the intention to change its direction. Cost of goods sold decreased by 87.9%, or $428,146 to $58,694 for the nine months ended November 30, 2000 due to the decreased sales of our merchandise. General and administrative expenses declined by 31.7%, or $181,520 to $391,104 for the nine months ended November 30, 2000. This decrease is directly related to the reduction of salaries and benefits, travel, freight and delivery, and miscellaneous expenses that comprise $121,215 of the reduction in the nine months ended November 30, 2000 compared to the Nine month period ending November 30, 1999.

RESULTS OF OPERATIONS - MANUFACTURING

     Manufacturing revenues were $425,150 from machining and equipment sales, $475,680 from the parts sales operation, and $200,522 from the heavy equipment service operations for the nine months ended November 30, 2000. Cost of goods sold were $496,445 from the division for the nine months ended November 30, 2000. General and administrative expenses were $351,417 for the nine months ended November 30, 2000. There are no comparable periods in 1999 as the operation did not exist.

RESULTS OF OPERATIONS - CONSTRUCTION MANAGEMENT

     Construction management revenue increased by 132%, or $155,038 to $272,513 for the nine months ended November 30, 2000 from $117,475 the segment changed its focus to providing paving and concrete services that produced revenues of $261,755 during this period as compared to all revenue from used commercial vehicle sales in the same period in 1999. Cost of goods sold increased by 203%, or $77,701 to $115,979 for the nine months ended November 30, 2000 due to the change in direction of the operations and the differential in profit margins between the construction activities and the sale of used commercial vehicles. General and administrative expenses increased by 84.1%, or $59,146 to $129,502 for the nine months ended November 30, 2000. The increase is directly related to the addition of payroll and the increase in insurance related to workmen's compensation, liability and bonding. These increases were partially offset by the reduction of overhead and staff needed to operate the truck lot in Rhode Island.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In November 2000, 5,000,000 shares of common stock were issued for the conversion of 5,000 Series C 6% Convertible Preferred Stock.

     In  October  2000,  3,207  shares  of  Series  B 12%  Mandatory  Redeemable
Preferred Stock were extinguished. In its place 3,207 shares of Series B 6% Preferred Stock were issued. An amendment to the articles of incorporation for this series of securities was prepared and included certain notable changes from the prior designation. The amendment includes such items as the reduction of the dividend from 12% to 6% annually, the extension of the payment in kind provisions for an additional four years, the termination of the mandatory redemption rights of the holder, the removal of financing restrictions provided no securities are issued below $1.00, the removal of any additional warrants to be issued during the payment in kind dividend period, and the termination of any anti-dilution protection.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2000 an action was taken by consent of shareholders without a meeting, to increase the number of authorized common shares from 7,500,000 to 30,000,000 and the total authorized shares from 8,500,000 to 31,000,000, and to change the name of the company to American Commerce Solutions, Inc. Of the 7,202,442 votes available, four shareholders' controlling 4,137,496 created this action.

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.1 Amended Stock Purchase Agreement

          10.2 Amendment to the Articles of Incorporation

     (B)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JD AMERICAN WORKWEAR, INC.


Date:  January 10, 2001         By: /s/ Steven Smith
                                   ---------------------------------------------
                                   Steven Smith, President
                                   (Principal Executive Officer)


                                   /s/ Norman J. Birmingham
                                   ---------------------------------------------
                                   Norman J. Birmingham, Chief Financial Officer (Principal Accounting Officer)