Form 10KSB
period 2001-02-28
AMERICAN COMMERCE SOLUTIONS
filed 2001-07-19
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________


                          Commission file No. 33-98682

                        AMERICAN COMMERCE SOLUTIONS, INC.
                        f/k/a JD American Workwear, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                              05-0460102
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     1400 Chamber Dr, Bartow, Florida 33830
               (Address of principal executive offices) (Zip Code)

                                 (863) 533-0326
               Registrant's telephone number, including area code

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the issuer's revenues for its most recent fiscal year: $2,108,640

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at June 20, 2001 was approximately $1,252,792 based upon the closing sale price of $.26 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on June 1, 2001.

     As of June 20, 2001 the registrant had 10,718,432 shares of Common Stock, $.002 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                        American Commerce Solutions, Inc.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended February 28, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business                                               1
Item 2.  Description of Property                                               9
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to Vote of Securities Holders                   9

                                    PART II

Item 5.  Market for Common Equity and Related Security
          Stockholder Matters                                                 10
Item 6.  Management's Discussion and Analysis or Plan of Operation            12
Item 7.  Financial Statements                                                 16
Item 8.  Changes in and Disagreements with Accountants on
          Accounting And Financial Disclosure                                 16

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control
          Persons; Compliance with Section 16(a) of the Exchange Act          16
Item 10. Executive Compensation                                               17
Item 11. Security Ownership of Certain Beneficial Owners and Management       21
Item 12. Certain Relationships and Related Transactions                       25
Item 13. Exhibits and Reports on Form 8-K                                     26

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business - Forward Looking Statements".

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     American Commerce Solutions, Inc., f/k/a JD American Workwear, Inc. was incorporated in Rhode Island in May 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc.

     On June 1, 2000, the Company acquired 100% of the outstanding stock of Rhode Island Truck and Equipment Corp., the parent corporation of International Paving, and 100% of the outstanding stock of Patina Corp., the parent corporation of International Machine and Welding, Inc. In December 2000, the Company changed its name to American Commerce Solutions, Inc. Concurrently with the name change, the Company formed a new Rhode Island corporation to operate as, and under the name of, JD American Workwear, Inc.

     American Commerce Solutions, Inc. is a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year, the Company had three wholly owned subsidiary operations, each operating in a different business segment. These subsidiaries consisted of International Machine and Welding, Inc. in its manufacturing segment, Rhode Island Truck and Equipment in its construction management segment, and JD American Workwear, Inc. in its product marketing segment. The Board of Directors of the Company has determined that it will discontinue the operations of JD American Workwear, Inc. as of June 1, 2001. The Company is negotiating an agreement and has entered into a letter of intent with David N. DeBaene, founder of JD American Workwear, to sell the operations to him.

     The Company intends to expand its holdings by acquiring additional subsidiaries to generate additional revenue within both its current segments and new business segments. This concept has been a developing business strategy since August 1999.

SUBSIDIARY OPERATIONS

     International Machine and Welding, Inc. provides specialized machining services for heavy industry. Target customers in the region include mining, agriculture processing, maritime, power generation and industrial machinery companies. Additional operations include heavy equipment service to the construction, forestry, waste and scrap industries. The operation provides complete service of the equipment, which includes rebuilding undercarriages, engines, transmissions, final drives and hydraulics. The effective service area for the operation located in the Southeastern region of the United States is a prime and lucrative market for such services. Growth in this region of the United States (population, infrastructure, and building) has created long term needs for construction equipment. All of these machines require periodic maintenance, and at certain points major overhauls. In addition to its 38,000 square foot facility, the operation also provides fully equipped field service vehicles so machines do not have to be removed from the work site. Normally, the Company as an "independent" is more competitive than the "factory" centers. In most cases the operation can turn work in a quicker and more cost effective manner.

     International Machine and Welding, Inc. also sells OEM and after-market repair parts for heavy equipment. The operation has an extensive cross-reference listing and network of sources. One of the major competitive advantages of the operation is its ability to determine exactly what the customer needs and fulfill the requirement. In many cases, the customer may not have service manuals or to be able to identify parts number. If a customer has more than one type of machine, which is quite common, they may have to contact a number of different suppliers to get parts for multiple machines. Our operation identifies the required parts and arranges the necessary repairs. As a result, the customer only has to make one phone call for all of their needs. This also makes International Machine and Welding, Inc. an attractive alternative for sales to customers outside the United States. Orders can be accumulated throughout the month and sent on consolidated shipments. This has created a niche market for the direct parts sales division. Management is in the process of negotiating with agents in various markets, including South America, the Caribbean, and Puerto Rico to solicit parts sales. The operation currently has two major customer relationships in the Caribbean. Management believes that this market has not been fully targeted by its competitors and is a potential source of significant business.

     JD American Workwear, Inc., a Rhode Island corporation was incorporated in February 2001 to become a subsidiary and provide the ongoing operations that were formerly the responsibility of the parent company. This subsidiary was engaged in the business of designing, manufacturing, marketing and selling commercial and industrial workwear products. The subsidiary's products consisted of a line of commercial and industrial workwear highlighted by its two key proprietary safety products - denim safety work jeans ("JD Safety Work
Jeans(TM)") and cotton/poly blend uniform style safety work pants ("JD Safety Uniform Pants(TM)"). The operations initial product, JD Safety Work Jeans, was designed and patented by David N. DeBaene, the subsidiary President, and assigned to the predecessor company, JD American Workwear, Inc., a Delaware corporation in January 1995. In June 1997, the Delaware corporation was awarded a second patent with respect to certain unique functional characteristics of its Safety Uniform Pants. The operation marketed its products throughout the United States and internationally principally for industrial and manufacturing applications.

     The Board of Directors of American Commerce Solutions, Inc. has decided to discontinue the operations JD American Workwear, Inc and is negotiating an agreement with David N. DeBaene, the founder, to sell the operations to him.

     Rhode Island Truck and Equipment Corp. is licensed to sell used trucks and equipment. Its wholly owned subsidiary, International Paving provides commercial and residential concrete and paving services. Since being acquired by American Commerce, International Paving has been able to increase its bonding line and secure contracts from municipalities in Rhode Island to repair roadways and rights of way. Currently there is little activity in the truck sales operations and the used truck sales license is being maintained for a possibility of reentering this market.

BUSINESS STRATEGY

     The Company has adopted a business strategy that focuses on expansion and diversification through acquisitions of companies in other lines of business. Under the new strategy, the Company has developed three segments: Manufacturing, Product Marketing, and Construction Management.

     Manufacturing Segment. This segment was formed to house the operations of International Machine and Welding, Inc. Its operations include a 38,000 square foot machine shop and sales of heavy equipment, parts and service.

     Product Marketing Segment. This segment was formed for sales of JD American Workwear Products. Operations have been discontinued as of June 1, 2001.

     Construction Management Segment. This segment was formed for the operations of Rhode Island Truck and Equipment Corporation. Rhode Island Truck and Equipment Corporation is licensed to sell used commercial trucks, construction equipment and tools, and through its International Paving division provides hauling, paving, commercial and demolition recycling services.

PRODUCTS, SERVICES AND FEATURES

MANUFACTURING SEGMENT

     The Manufacturing Division through International Machine and Welding, Inc. offers a broad range of products and services to heavy industry through its three divisions. The operations of Division 1 provide specialized machining of very large components and machinery repair to industries such as aerospace, agricultural processing, chemical, defense, mining, maritime and power generation. Our 38,000 square foot facility located in Bartow, Florida is one of the only operations in the Southeast capable of machining components up to 55 feet in length and 20 feet in diameter. Division 2 provides heavy equipment service (parts and labor), which includes repair and bonded rebuilds of engines, tracks, undercarriages, transmissions, final drives and hydraulic systems on heavy equipment. The equipment we repair is from the heavy construction industry including bulldozers, scrapers, loaders, excavators, large tractors, rollers, etc. The division provides field service via a fleet of fully equipped service trucks to provide repairs at the customer's site. Division 3 sells replacement parts to the heavy equipment market, directly to the end user with most of the parts exported outside the United States.

PRODUCT MARKETING SEGMENT

     The Product Marketing Segment through the JD American Workwear, Inc. operation offered three main lines of products: JD Safety Work Jeans, JD Safety Uniform Pants and JD Rugged 5-pocket Jeans. For the fiscal year ended February 28, 2001, sales of JD Safety Work Jeans accounted for approximately 23% of revenues, sales of JD Safety Uniform Pants accounted for approximately 5%, and sales of JD Rugged 5-pocket Jeans accounted for approximately 72%. For the fiscal year ended February 29, 2000, sales of JD Safety Work Jeans accounted for approximately 31% of revenues, sales of JD Safety Uniform Pants accounted for approximately 54%, and sales of JD Rugged 5-pocket Jeans accounted for approximately 15%.

CONSTRUCTION MANAGEMENT SEGMENT

     The Construction Management Segment offers commercial and residential paving and concrete work through its International Paving operations, a subsidiary of Rhode Island Truck and Equipment Corp. These operations have experienced a 600% increase in municipal contracts in the first quarter of fiscal 2002 with more potential contracts to bid. The bonding line for bid contracts has been expanded from $100,000 to $600,000 since the acquisition by American Commerce. The subsidiary intends to expand further by offering recycling services for concrete, asphalt and other non-putricable commercial waste that management believes will reduce the seasonality of cash flow substantially as the inventory of material that may be ground or crushed can be stockpiled for processing during the seasonal downturns in concrete and paving work. Rhode Island Truck and Equipment Corp. holds a license to sell used trucks and construction equipment. While no sales were made in fiscal 2001 the operation will continue to maintain its license to sell used vehicles. This subsidiary has substantial room for expansion in its region and can be assisted in used equipment sales by its sister operations in the manufacturing division.

MANUFACTURING AND SOURCES OF SUPPLY

MANUFACTURING SEGMENT

     Supplies and parts used by International Machine and Welding, Inc. are purchased from several major suppliers including Caterpillar, John Deere, Case and other major manufacturers and after market parts suppliers. The machining operations purchase from many suppliers based on the need of specific jobs. Although the operations do not have any long-term contracts with any of its suppliers, management believes that it has excellent business relationships with its current suppliers and it is not exposed to any significant risk in the event any one source of supply is discontinued, because there are many suppliers.

PRODUCT MARKETING SEGMENT

     Proprietary Products. The JD Safety Work Jeans and JD Safety Uniform Pants were manufactured in the United States exclusively from raw materials produced in the United States. The division manufactured some of the component parts and subassemblies; however, final assembly was performed by outside contractors. The segment had no significant manufacturing activity or purchase of raw materials during the years ended February 28, 2001 and February 29, 2000.

CONSTRUCTION MANAGEMENT SEGMENT

     Because of its regional nature the Construction Management Division purchases its concrete and supplies and asphalt from local suppliers located near its job sites. This arrangement is consistent with industry standard practice albeit providing certain risk if the suppliers services were to be interrupted. In such an event the cost completing certain jobs would increase and delays could be suffered with the transportation of goods coming from distant sites.

MARKETING AND SALES

MANUFACTURING SEGMENT

     International Machine and Welding, Inc.'s operates three subdivisions at one location. Division 1 sales have traditionally come from industries within a 100-mile radius of its facilities requiring specialized machining applications. Direct salesmen have established relationships with specific customers and the Company has expanded the business relationship through quality, rapid turn and value. While this business is quite lucrative, visibility is limited. The operation intends to expand its operations in the OEM market, where the subsidiary provides components to manufacturers of large machines. These types of accounts generally involve annual contracts with three-month rolling schedules. The expansion of the market also is expected to increase the serviceable territory from the Southeast to include the entire United States.

     Direct sales personnel who primarily target mid-tier accounts handle sales for Division 2 and 3. We believe that this broad niche market is largely untapped by the larger factory-sponsored operations which cater specifically to very large accounts. Margins are typically very slim in these accounts and a large percentage of customer base is represented by very few accounts. Because we are an independent repair facility, we can provide service to a much broader base of customers with greater margins than the large factory-sponsored competitors. Division 2 has recently expanded its sales force to address the total available market. Anticipating growth of sales, the Company has installed additional specialized equipment to service undercarriages, which represents approximately 60% of the Company's repair revenue. The recent installation of an additional track press will allow this division to double its capacity.

PRODUCT MARKETING SEGMENT

     The JD Safety Work Jeans, JD Safety Uniform Pants and its private label conventional workwear were marketed and sold through a network of distributors, catalog merchants and retail resellers. The marketing and sales efforts were segmented into the following general categories: (1) direct marketing sales, (2) catalog sales (3) distributor sales, (4) uniform rental service companies, and
(5) retail customers. Recent marketing efforts have been limited due to a lack of cash flow.

CONSTRUCTION MANAGEMENT SEGMENT

     Rhode Island Truck and Equipment Corp. has expanded its operations and been successful in bidding several municipal contracts that are one year in length with a one-year renewal option. The expansion of the bonding line to $600,000 from $100,000 in fiscal 2001 has created the opportunity for this growth. Direct marketing through mailings and advertising in regional yellow pages has increased our visibility. This increased visibility is expected to be a catalyst in capturing a greater share of the larger market for residential and commercial paving caused by an extremely harsh winter in fiscal 2001.

COMPETITION

MANUFACTURING SEGMENT

     The principal competitors of the Manufacturing Segment consists of regional companies such as Southern Machinery, Florida Plating and Machine, Arroyo and Florida Metallizing in the machining operations and national corporations such as Ringhaver Equipment, Caterpillar, and Case repair facilities in the heavy equipment parts and service category. Management believes that the ability to rapidly turn goods or to provide parts on a timely basis gives it a competitive advantage. We are able to ship parts directly to the consumer, usually on the same day as the order or to return all service work within the time specified either by completing the work at the customers site or because of immediate turnaround capabilities.

PRODUCT MARKETING SEGMENT

     The principal competitive factors in the JD American Workwear, Inc. markets include innovative product design, product quality, value, product performance, durability, availability, established customer relationships, name recognition, distribution and price. The operation had been able to compete principally on the basis of its innovative product design, quality, product performance and value.

     JD American Workwear, Inc. competed with a number of companies, many of which have longer operating histories, more established markets and far greater financial, advertising, research and development, manufacturing, marketing, personnel and other resources than it. Dominant competitors of conventional workwear include Carhart Industries, Red Kap Industries, and Angelica Corp.

CONSTRUCTION MARKETING SEGMENT

     This segment primarily competes with other local paving contractors located in its service market. Within the local markets competition is intense. Significant competitive factors in this business are ability to deliver services rapidly, quality of work, quality of staff and honesty. The principal competitors include J.H. Lynch & Sons, Narragansett Improvement Co., and Tilcon Corp., a national conglomerate.

PATENTS AND PROPRIETARY RIGHTS

     The JD American Workwear, Inc.'s first patent, U.S. Patent No. 5,038,408, covers certain functional features of the JD Safety Work Jeans. The Jean Patent was issued to David N. DeBaene and was thereupon assigned to the Company in January 1995. In connection with the assignment, the Company agreed to pay Mr. DeBaene $50,000 for the Jean Patent. The Jean Patent expires in the year 2008, seventeen years from the date of issuance.

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

     On August 29, 2000, U.S. Patent No. 6,108,819 was issued covering certain functional features to be incorporated in its new product, the JD Safety Back Brace Pants. The patented features relate to the design of the back brace, its detachable feature, and its coupling mechanism for attaching the brace to the pant. While the patents offer a certain degree of protection, there can be no assurance that they will provide the Company with any meaningful competitive advantage. This patent will expire in 2014.

CUSTOMER DEPENDENCE

     International Machine and Welding, Inc. has a broad and diverse base of customers. This segment generates a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 26.6% of the segment's revenues in fiscal 2001 while the industrial and mining industries accounted for approximately 17.2% and
16.6%, respectively, of the segment's total revenues. Due to these concentrations, the results of operations of the segment could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

     For fiscal 2001, JD American Workwear, Inc.'s largest customers were a liquidator, The Sportman's Guide, that purchased 30.1% and retailers who combined comprised 8.3%. No customer other than the liquidator purchased more than 10% of the total sales for the year ended February 28, 2001. The remaining sales were to businesses or individual customers. For fiscal 2000, the Company's customer's who sales exceeded 10% of the divisions sales were JC Penney with sales of 14%, and UniFirst Corporation with sales of 18%.

     Rhode Island Truck and Equipment Corp. does not rely on recurring customers to generate its revenues. The shift to more municipal and commercial contracts in the paving subsidiary is expected to provide the base for future operations. In fiscal 2001, commercial contracts for paving were 22.5% of the revenue with all other sales being to residential customers. No customer provided more than 10% of sales.

GOVERNMENTAL REGULATION

     Except for certain regulations relating to bidding for, and providing services to, municipalities by our Construction Management Division, the Company is not subject to any significant governmental regulations that materially effect its operations.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS


     During the past two fiscal years the Company has not incurred any material costs associated with compliance with federal, state or local environmental law.

EMPLOYEES

     At May 14, 2001, the Company and its subsidiaries had twenty-five employees devoting full-time hours, seven part time employees and seven contractors or commission representatives. Of these workers, six are performing executive, management and marketing functions, five are performing accounting, financial and office functions, and one is performing order fulfillment functions, five provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements. The parent operation has three full time employees and one consultant. The Manufacturing Segment employs eighteen full time, six part time and six consultants or commission sales personnel; the Product Marketing Segment had three full time employees; and the Construction Management Segment had four full time and one part time employee.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB (including the Exhibits hereto) may contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiaries, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could" and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

     These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's belief's with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company), which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statements, whether as the result of new information, future events, the occurrence of unanticipated events, or otherwise. The following sets forth some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any forward-looking statements.

RISK FACTORS

     Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor's Report. The Company had an accumulated deficit at February 28, 2001 of $10,010,063 and net income to common shareholders of $38,375 for the year ended February 28, 2001. At February 29, 2000, the Company had an accumulated deficit of $8,263,003, and incurred a net loss to common shareholders, of $2,467,929 for the year ended February 29, 2000. The Company had negative cash flow from operations during each of the years ended February 28, 2001 and February 29, 2000. The Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operations will allow the Company to achieve this goal. Management believes discontinuing the operations of JD American Workwear, Inc. will improve overall cash flows to allow management to focus on its strategy of growth through acquisition without the requirement of committing additional financial resources to the failing segment.

     Growth Plans and Risk of Expansion. In recent months, the Company has adopted and implemented a business strategy, which seeks growth and expansion through the acquisition of other companies with diversified lines of businesses. Accordingly, the growth and financial performance of the Company will depend, in large part, upon the Company's ability to identify and locate suitable acquisitions, to manage such growth and the resultant expanded diverse operations, to manage the margins of the acquired operations, and to attract, hire, train, and retain qualified supervisory personnel and other operational employees to meet the Company's needs as it expands, as well as the availability of sufficient working capital. Difficulties resulting from the failure of the Company to manage and control its growth could materially adversely affect the Company's operating results and financial condition.

     No Assurance of Acquisitions. The Company has limited acquisition experience and, although from time to time it has had preliminary discussions with potential acquisition candidates, the Company has not completed any such transactions since June 2001. The Company does not have any current understandings, arrangements, or agreements (oral or written) relating to any specific acquisition but it is engaged in preliminary discussions with potential acquisition candidates. However, there can be no assurance that any acquisition candidate will be interested in such a transaction, that an acquisition transaction will be successfully negotiated or consummated, or that the Company will be able to finance any such acquisition. Furthermore, there can be no assurance that the Company will be able to identify other suitable acquisition candidates in the future that would be interested in such a transaction. To the extent that acquisitions are consummated, the Company may have difficulty in successfully integrating the acquired business into the Company or may lack the management skills or systems necessary to adequately implement the Company's strategy. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenues, profitability, or productivity as existing Company operations, or otherwise perform as expected (including the potential failure to achieve expected synergies or other anticipated financial benefits). The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that an acquisition will be completed should any negotiations commence. The Company will face competition for such acquisitions from entities that have substantially greater resources than the Company.

     Acquisition Risks. Acquisitions involve a number of special risks, some or all of which could have a material adverse effect on the Company's results of operations or financial condition. Such risks include, but are not limited to, the diversion of management's attention from core operations, difficulties in the integration of acquired operations and retention of personnel, customers, and suppliers, unanticipated problems or legal liabilities, tax and accounting issues, and the inability to obtain all necessary governmental and other approvals and consents.

     Need for Additional Financing. Cash flow from operations, loans and the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2001. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy

     Loss of Certain Members of Our Management Team Could Adversely Affect the Company. The Company is dependent onto a significant extent on the continued efforts and abilities of our Chairman, Robert E. Maxwell, and President Steven
D. Smith. If the company were to lose the services of any of these individuals or other key employees or consultants before a qualified replacement could be obtained, the business could be materially affected.

     Expected Volatility in Share Price. From March 1, 2000 through June 30, 2001 the price of our common shares has ranged from $1.9375 to $0.01 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

     Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own, including shares they have the right to acquire, approximately 68.30% of the voting Common Stock. These persons are, and will continue to be, able to exercise control over the election of the Company's directors and the appointment of officers.

     Possible Change in Control. Pursuant to its agreements with ULLICO, the Series B Preferred Stock holders shall be entitled to elect one director out of the seven authorized directors of the Company's board and one director out of the three directors comprising the Company's Compensation Committee. If certain events occur or do not occur, such as the failure to pay either a PIK Dividend or cash dividend to the Series B Preferred Stockholders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect a number of directors that will constitute a majority of the authorized number of directors. Moreover, ULLICO holds Series B Preferred Stock, which is currently convertible into 641,400 shares of Common Stock, and holds warrants to purchase 1,032,550 shares of Common Stock. Pursuant to its agreements with ULLICO, in the event the Company does not reach certain performance milestones, the Series B Preferred Stock held by ULLICO may be converted into a greater number of shares of the Company's Common Stock than provided for upon conversion if the performance targets are met. As a result, ULLICO could potentially obtain a substantial controlling interest in the Company. There can be no assurance that the Company will be able to meet the performance targets set forth in the applicable agreements and, therefore, avoid a possible change in control of the Company's capital stock. Such a change in control may result in fundamental changes to the management of the Company and the character of its business.

     Pursuant to the acquisition of Patina Corp., the Company issued 9,800 shares of Series C 6% Convertible Preferred Stock. International Commerce and Finance, Inc., a corporation wholly-owned by Mr. Hefner, a director of American Commerce, was issued 8,100 shares of the Series C Preferred Stock. Each share of Series C Preferred Stock is convertible into 1,000 shares of Common Stock but only is entitled to 363.52 votes per share. Because the voting rights of the Series C Preferred Stock is less than its conversion rate, the issuance of Series C Preferred Stock did not result in a change of control of the Company.

     In November 2000, International Commerce and Finance, Inc. converted 4,133 shares of Series C Preferred Stock in to 4,133,000 restricted common shares and, as a result, currently holds approximately 41.08% of the Company's total outstanding voting power. If the remaining 3,967 shares of Series C Preferred Stock held are totally converted into common stock, a change of control would take place since International Commerce and Finance, Inc. would possess approximately 50.50% of the total outstanding voting power of the Company. Furthermore, Mr. Hefner, though his control of International Commerce and Finance, Inc. and his own personal holdings, currently holds or controls approximately 42.64% of the Company's total outstanding voting power or 43.06% if his currently exercisable options were exercised. If the Series C Preferred Stock held by Mr. Hefner and International Commerce and Finance were totally converted, Mr. Hefner would hold or control approximately 52.43% of the total outstanding voting power of the Company or 52.72% if his currently exercisable options were exercised.

     Withdrawal of Registration Statements. During the fourth quarter of the 2001 fiscal year, the Company filed a registration statement on Form S-8 on two separate occasions to register common stock issuable pursuant to options granted under the Company's stock option plan. Because the Company had failed to make all of its required filings under the Securities Exchange Act of 1934 prior to the filing of these Form S-8 registration statements, registration of the shares on Form S-8 may not have been technically available to the Company. Accordingly, these registration statements are expected to be withdrawn by the Company in July 2001. A new Form S-8 will be filed to register the shares underlying unexercised options, which were intended to be included in the withdrawn Form S-8's. However, shares previously issued pursuant to exercised options may not be registered on a Form S-8. Accordingly, any shares issued upon exercise of options in reliance on the technically defective Form S-8's to be withdrawn cannot be registered using a subsequent Form S-8 registration statement, leaving the Company with a potential liability for 619,500 shares issued under the Form S-8's to be withdrawn.

ITEM 2. PROPERTIES

     With the acquisition of Patina Corp. and its subsidiary, International Machine and Welding, Inc. the Company owns a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce. This building is encumbered under a default judgment in favor of GE Capital Corp and secured by a mortgage to GE Capital Corp.

     In December 1998, the Company purchased the 19,600 square foot building in Coventry, Rhode Island formerly leased by the Company. The purchase price of the property was $145,000, of which $125,000 was paid in the form of a promissory note to the seller bearing interest at 10.5%, secured by a mortgage on the property. The promissory note required monthly payments of $2,686.74 and a balloon payment of approximately $57,934 in January 2002. The Company defaulted on the note and the entire principal balance plus accrued interest was declared due immediately. In August 2000, the Company was notified that the mortgage holder intended begin foreclosure proceedings unless the arrearage of approximately $32,000 was paid. On June 29, 2000, the building was sold to the mortgage holder in a tax sale. The Company redeemed the building by paying approximately $4,200 for the taxes and required interest prior to six months from the date of the sale. The building fell into arrearage thereafter and the building was sold in March 2001. JD American Workwear, Inc. is currently leasing the facility from the new owner at $1,670 per month. With the sale of the assets of this subsidiary in July 2001 the lease will be converted to the name of David
N. DeBaene or assigned as he requires and is acceptable to the lessor.

     Rhode Island Truck and Equipment Corp. is housed in an 8,000 square foot structure in West Warwick, Rhode Island. Alfred Joaquin, who is the father of the subsidiary's President, owns this building. The subsidiary pays $600 per month on a month-to-month lease.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year covered by this report, the following matters were submitted to a vote of the Company's shareholders at an annual meeting of shareholders: (a) the election of a board of directors, (b) to increase the authorized common shares to 30,000,000, (c) to increase the authorized amount of employee stock options to 2,000,000, and (d) to change the name of the corporation to American Commerce Solutions, Inc. All proposals were approved by the shareholders and have been implemented.

     The following directors were elected: Robert E. Maxwell, Daniel L. Hefner, Norman J. Birmingham, David N. DeBaene and Herbert C. Canapary. Each elected member received 5,548,382 votes in favor with 3,083 abstaining. There were 7,335,020 votes that could have been cast leaving 1,783,555 that cast no vote on any proposal.

     The proposal to increase the number of authorized shares to 30,000,000 from 7,500,000 passed with 5,414,947 affirmative votes and 136,518 dissenting votes.

     The proposal to increase the number of shares available for the 1995 Stock Option Plan to be increased from 750,000 to 2,000,000 shares passed with 5,526,385 affirmative votes and 25,080 dissenting votes.

     The  amendment  to  Articles  of  Incorporation  to change  the name of the
corporation  to  American  Commerce   Solutions,   Inc.  passed  with  5,535,435
affirmative votes and 16,030 dissenting votes.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since the April 1996 closing of the Company's initial public offering, the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB"). Until January 31, 2001 the company's common stock traded under the symbol "JDAW." In connection with the name change, since February 10, 2001, the common stock has traded under the symbol "AACS." The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years. High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                                         Bid Prices
                                                                     ------------------
                                                                      High        Low
                                                                     -------    -------
FISCAL 2002

First Quarter (March 1, 2001 through May 31, 2001)                   $ 0.625    $  0.25

FISCAL 2001

First Quarter  (March 1, 2000 through May 31, 2000)                  $1.9375    $  0.88

Second Quarter  (June 1, 2000 through August 31, 2000)               $1.4375    $0.6875

Third Quarter  (September 1, 2000 through November 30, 2000)         $  1.25    $  0.10

Fourth Quarter  (December 1, 2000 through February 28, 2001)         $  1.50    $  0.01

FISCAL  2000

First Quarter  (March 1, 1999 through May 31, 1999)                  $ 3.625    $ 2.375

Second Quarter (June 1, 1999 through August 31, 1999)                $ 3.625    $  2.50

Third Quarter (September 1, 1999 through November 30, 1999)          $ 3.125    $  1.50

Fourth Quarter (December 1, 1999 through February 29, 2000)          $ 2.125    $  0.90

     On June 1, 2001 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.47 and there were approximately 341 shareholders of record.

DIVIDENDS

     The Company has never declared or paid a dividend on its Common Stock, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain, if any, its future earnings for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. There can be no assurance that dividends can or will ever be paid.

DELISTING OF SECURITIES

     On September 12, 2000, the Company's Common Stock was removed from trading on the OTC Bulletin Board System because of its non-compliance with the requirement to timely file its annual report on Form 10-KSB. The Company was reinstated in January 2001.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 2001, 500,000 common shares were issued to Allen L. Burditt II for consulting services to be rendered in reliance on a registration statement filed on Form S-8 under the Securities Act of 1933. This Form S-8 will be withdrawn and these shares will be included in a registration statement to be filed subsequently.

     On February 14, 2001, 39,350 shares were issued to Randolph Beimel or his assigns in exercise of options he had been granted in March 2000 with an exercise price of $0.20 per share. 10,000 common shares were issued to Richard K Nicholson for the conversion of a $5,000 debt and 250,000 common shares for a receivable of $125,000. Mr. Nicholson has paid $20,000 of the amount due and has a remaining balance of $105,000. 200,000 common shares were issued to various assignees of Jeffrey Joaqui to purchase of Rhode Island Truck and Equipment Corp. 908,750 common shares were issued to various debtors debt of approximately $180,000. 25,000 shares each were issued to Bruce Boyer and James Hopstetter to extend an option to purchase a business they own. These shares were issued with reliance on an exemption from the registration requirements provided for in
Section 4(2) of the Securities Act of 1933.

     On January 12, 2001, 265,000 common shares were issued for legal services provided of approximately $30,000 in reliance on a registration statement filed on Form S-8 under the Securities Act of 1933. This Form S-8 will be withdrawn. Approximately 119,500 shares acquired upon exercise of options and subsequently sold in the market cannot be registered in a new Form S-8. The remaining shares will be registered on a Form S-8 registration statement to be filed following the filing of this Form 10-KSB.

     On November 28, 2000, holders of Series C Preferred Stock shareholders elected to convert 5,000 preferred shares into 5,000,000 restricted common shares in accordance with the terms and conditions of the designation. These shares were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933. The preferred shares carry a stated value of $1,000 each and conversion of 1,000 shares of common stock for each preferred share.

     In June 2000, 9,800 shares of Series C 6% Convertible Preferred Stock were issued in conjunction with the acquisition of Patina Corporation. The options were issued with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933. These shares were issued ratably to the holders of record of Patina Corporation on June 1, 2000.

     On May 19, 2000, Mission Bay Consultants, Inc. exercised stock options for the purchase of 10,000 common shares and options for the issuance of 150,000 shares of common stock at a total exercise price of $30,000. The options were granted on March 3, 2000. The stock options for 10,000 shares were issued upon the exercise of stock options granted under the 1995 Stock Option Plan and were issued as free-trading shares pursuant to a registration on Form S-8 previously filed for all shares authorized under the plan. The additional 150,000 common shares were issued for the exercise of options granted with reliance on an exemption from the registration requirements provided for in Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the fiscal years ended February 28, 2001 and February 29, 2000. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

     The Company owns three subsidiaries that operated in three distinct segments during the fiscal year ended February 28, 2001. These segments are Manufacturing, Product Marketing and Construction Management. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis. There is no comparative data for the Manufacturing or Construction Management segments.

MANUFACTURING SEGMENT

     The manufacturing segment generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc. Management has implemented an aggressive marketing campaign and hired additional sales staff in an effort to improve the utilization of its assets.

     The segments sales expectations were met in its first nine months of operations with the profit minimally short of forecasts due primarily to costs associated with its financing activities and not as a result of operations. With the expanded sales and marketing programs in place, and existing capacity of its facilities the operations are poised for growth in fiscal 2002.

PRODUCT MARKETING SEGMENT

     Since its inception, JD American Workwear, Inc. had been involved in the design and development of its products, the development of relationships with various suppliers and manufacturing contractors and the marketing of its products through various distribution channels. The first commercial shipments of JD Safety Work Jeans were made in September 1993, and the first commercial shipments of an early version of JD Safety Uniform Pants were made during 1995. Following the Company's initial public offering in January 1996, the Company significantly increased its expenditures for inventory, salaries, advertising marketing and other costs in attempt to increase its level of production. In March 1996, relatively small quantities of a later version of JD Safety Uniform Pants were sold, and this version became the working prototype for the JD Safety Uniform Pants previously manufactured by the division.

     Segment losses to date had principally been the result of product design, testing and development expenses, marketing expenses, initial production and administrative costs, professional fees and the write down of inventory to net realizable value in fiscal 2000 and 2001. Most of the losses in fiscal 2001 and 2000 are a result of the failure of the marketing program to produce sales and the lack of cash flow to market the products. Historically, the operation used a team of independent sales representatives and sales agents to generate sales. During fiscal 2000, all marketing personnel were terminated because the operational sales did not provide sufficient cash flow to pay their salaries.

Management has decided that these operations be discontinued as of June 1, 2001. An agreement for the sale of the operations, is under negotiation with David N. DeBaene, founder and current President of JD American Workwear.

CONSTRUCTION MANAGEMENT SEGMENT

     This segment derives its income principally from residential and commercial paving and concrete installation and repair. This segment under-performed in fiscal 2001, and provided a loss from operations. Management refocused its efforts during its seasonal downtime in the fourth quarter and readily marketed itself to municipalities in Rhode Island. During the fourth quarter its construction bonding lines were increased from $100,000 to $600,000 allowing it to bid jobs of larger scope. Since fiscal year end, International Paving, Inc. has been successful in securing an increased amount of contracts with municipalities. This trend upward is expected to continue.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

GENERAL

     The Company's consolidated net sales increased to $2,108,640 for the fiscal year ended February 28, 2001, an increase of $1,836,575 from $272,065 for the fiscal year ended February 29, 2000. This increase was due to the acquisitions completed during fiscal 2001.

     Gross profit for the consolidated operations increased to $1,046,167 for the fiscal year ended February 28, 2001, from $72,742 for the fiscal year ended February 29, 2000. Gross profit increased as a percentage of sales to 49.61% from 26.74% due to the higher margins of the acquired subsidiaries.

     Selling, general and administrative expenses increased to $2,263,777 for fiscal 2001 from $1,432,966 for fiscal 2000, an increase of $830,811 or 57.98%.
The increase was attributable to the addition of the expenses of the new acquisitions.

     The Company's net gain to common shareholders increased to $38,375 for fiscal 2001 from a net loss to common shareholders of $2,467,929 for fiscal 2000. This was attributable to an extraordinary gain on the troubled debt extinguishment of mandatory redeemable preferred stock of $1,994,768 from the restructuring of the Series B Preferred Stock agreement.

MANUFACTURING SEGMENT

     The Manufacturing segment provided net sales of $1,653,399 from its inception on June 1, 2000 through the fiscal year ended February 28, 2001. The machining operations provided $633,758 or 38.3% of net sales with parts and service providing $1,019,641 or 61.7% of net sales. Companies whose purchases exceeded 5% of revenues were IMC Agrico at 5.47% and the City of Jacksonville at 6.06%.

     Gross profit from the Manufacturing segment was $907,530 in fiscal 2001 providing a gross profit margin of 54.9%

     Selling, general and administrative expenses were $929,026 creating a loss from operations of $21,496. Interest expenses were $120,994 creating a net loss for the segment of $142,490.

PRODUCT MARKETING SEGMENT

     Net sales of the Product Marketing segment decreased to $187,682 for the fiscal year ended February 28, 2001 from $272,065 for the fiscal year ended February 29, 2000, a decrease of $84,383 or 31.0%. This decrease was principally attributable to decreased marketing efforts and the failure of the segment to provide adequate cash flow to market its product.

     Gross profit decreased to $23,774 for fiscal 2001 from $72,742, for fiscal 2000, a decrease of $48,968. Gross profit decreased as a percentage of sales to 13.2% from 26.7% primarily because of the loss on a discounted sale to a liquidator of approximately $36,000.

     Selling, general and administrative expenses decreased to $1,166,727 for fiscal 2001 from $1,432,966 for fiscal 2000, a decrease of $266,239 or 18.6%.
The decrease was attributable, in part, to a reduction in employee compensation expense of $106,402 as a result of the reduction in staff, and decreased consulting fees of $161,588, as management sought to reduce overall expenses.

     During the fourth quarter of fiscal 2001, an inventory adjustment of $341,630 was charged to operations to reflect the reduction of the inventory value to net realizable value based on the actual sales prices and volumes attained in fiscal 2001.

     Interest expense increased to $62,817 for fiscal 2001 from $57,816 for fiscal 2000, an increase of $5,001 or 8.6%. The increase in interest expense is primarily due to the increase in short-term debt through increased borrowing.

     A continuing decline in sales and the negative cash flow generated from the operations caused management to make a decision to sell or discontinue this operation with no current intention to operate any further in this segment after June 1, 2001.

CONSTRUCTION MANAGEMENT SEGMENT

     The Construction Management segment provided net sales of $267,559 from its inception on June 1, 2000 through the fiscal year ended February 28, 2001. The paving operations provided substantially all of the net sales. One customer provided 7.8% of revenues in fiscal 2001.

     Gross profit was $114,863 in fiscal 2001 providing a gross profit margin of 42.9%

     Selling, general and administrative expenses were $168,024 creating a loss from operations of $53,161. Interest expense was $1,055 creating a net loss for the segment of $54,216.

NON-RECURRING INCOME

     On October 23, 2000, the terms of the original agreement between the Company and ULLICO were substantially modified to meet the changing needs of the Company. The holder of the Series B Preferred Stock relinquished all mandatory conversion rights allowing the Company to reclassify the preferred stock to equity and recognized a gain on the extinguishment of mandatory redeemable preferred stock of $1,994,768.

INVENTORY WRITE DOWN

     During the fourth quarter of the year ended February 29, 2000, management determined that, due to the failure of JD American Workwear's marketing programs to produce a satisfactory level of sales, finished goods inventory contained a significant amount of overstocked and obsolete product. As a result, a provision for inventory losses of $531,438 was charged to operations to write down inventory to its net realizable value. This was based on the Company's best estimates of product sales prices in accordance with its revised plans for product marketing. Management also reclassified a portion of inventory to long-term assets based on estimates about the timing of product sales under the revised plan. During the fourth quarter of the year ended February 28, 2001, management reevaluated its estimates of net realizable value of inventory based on actual sales of product styles and liquidation sale pricing. As a result, an additional provision for loss on inventory of $341,630 was charged to operations during the fourth quarter of the year ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal year ended February 28, 2001, operations provided the Company cash of $236,341. During the year ended February 29, 2000, operations used cash of $263,693. Accounts receivable increased to $254,499 at February 28,

2001 from  $48,856 at February 29,  2000,  an increase of  $205,643,  or 420.9%.
Inventory increased to $717,709 at February 28, 2001 from $185,169 at February 29, 2000, an increase of $532,540, or 287.5%. The increase in accounts receivable and inventory is due to the acquisitions of the subsidiaries.

     During   fiscal  2001  and  2000,   the  Company  used  funds  for  capital
expenditures of $5,452 and $3,084, respectively.

     Cash flows from operations, loans and the sale of equity provided for working capital needs and principal payments on long-term debt through fiscal 2001. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financed arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

RECENT DEVELOPMENTS

     In an attempt to stop the negative cash flow of the JD American Workwear, Inc. subsidiary, the Executive Committee of the Board of Directors made a decision to discontinue the operation of this subsidiary on June 1, 2001. The Company is negotiating funding to sell the subsidiary to its President, David N. DeBaene.

SEASONALITY

     The diversity of operations in the Manufacturing Segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

     The Construction Management segment is susceptible to seasonal adversity as paving and concrete work are not done at temperatures below forty degrees which restricts work between mid December and early March.

OTHER DEVELOPMENTS

     Private Placement of Series B Preferred Stock. On April 9, 1998, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with The Union Labor Life Insurance Company, a Maryland corporation ("ULLICO"), and certain additional agreements related to the Purchase Agreement. Pursuant to the terms of the Purchase Agreement, the Company issued to ULLICO 2,500 shares of Series B 12% Cumulative Convertible Preferred Stock, $0.001 par value per share (the "Series B Preferred Stock"). As a part of the issuance of the Series B Preferred Stock, the Company also issued to ULLICO a detached ten-year stock purchase warrant to purchase 799,000 shares of Common Stock at an exercise price of $0.01 per share (the "Investor Warrant"). The aggregate purchase price for the Series B Preferred Stock and the Investor Warrant was $2,500,000. The Company used the net proceeds to facilitate and expand a program of union labor manufacturing of its products, to repay certain notes payable and long-term debt and for sales and administrative salaries, product development, sales and marketing expense, and other general corporate purposes.

     On October 23, 2000 the terms of the original agreements were substantially modified to meet the changing needs of the Company. ULLICO relinquished all mandatory conversion rights allowing the Company to recognize a gain on extinguishment of mandatory redeemable preferred stock of $1,994,768. Other changes in the agreement reduced the dividend from 12% to 6% per annum and extended the period for the payment in kind option an additional four years. Cash dividends only will be required on pro rata basis of the Series C Preferred stock, originally issued in the Patina Corp. acquisition, that may be outstanding at each dividend date as compared with amount originally issued. The restrictive covenants requiring preapproval of all acquisitions and equity financing were removed subject to a limitation that no transactions involving equity could be issued at less than one dollar per share and the termination of all anti-dilution provisions.

ITEM 7. FINANCIAL STATEMENTS

     The response to this item is included as a separate section of this report commencing on page 32.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 13, 2000 the management of JD American Workwear, Inc. informed the auditing firm of Bederson and Company, LLP that they were dismissed effective immediately. This action was taken by the Board of Directors of the Company after disagreements over internal controls, which included the lack of attention to the general ledger caused by a delay in replacing the Chief Financial Officer and the treatment of certain contingent or consignment sales issues; audit documentation requirements; and the schedule for completing the current fiscal year audit. On July 14, 2000 Bederson and Company LLP informed the Company that it had become aware of material errors in, and was withdrawing its report dated June 7, 1999 on, the Company's financial statements for the year ended February 28, 1999. Bederson and Company LLP also stated that it was not currently in a position to re-audit and reissue its report on the Company's financial statements for the year ended February 28, 1999 because of a lack of independence. The independence issue was subsequently rectified as of August 18, 2000 and accordingly Bederson has reissued its report dated June 7, 1999, except for Note 12, which is as of September 27, 2000, on the Company's financial statements for the year ended February 28,1999, which report contains explanatory paragraphs regarding the correction of errors and expressing substantial doubt about the Company's ability to continue as a going concern.

     The auditing firm of Bella, Hermida, Gilman, Hancock and Mueller was engaged on July 14, 2000 to audit the Company's financial statements for the year ended February 29, 2000.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

     The following table sets forth information about each person who serves as an executive officers or directors of the Company:

     Name               Age     Positions with the Company
     ----               ---     --------------------------

Robert E. Maxwell       66      Chairman of the Board and Director
Steven D. Smith         47      President and Director
Frank D. Puissegur      42      Acting Chief Financial Officer and Director
Daniel L. Hefner        51      Executive Vice President, Secretary and Director
Herbert C. Canapary     68      Director

     Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Three board members were elected to two-year terms at the annual stockholders meeting held December 15, 2000. Robert Maxwell is the only board member elected to a two-year term that remains. The other two seats have reverted to annual positions with the resignation of the members previously elected. Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified. There are no family relationships between any of our officers and directors. Set forth below is a description of the business experience during the past five years or more and other biographical information for directors and executive officers identified above:

     Mr. Maxwell has been a director and the Chairman of the Board of Directors of the Company since June 2000. Mr. Maxwell is also the General Manager of International Machine and Welding, Inc., a recently acquired subsidiary of the Company. He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for the past 23 years until the sale of its assets in June 2000. During the past 31 years Mr. Maxwell also operated Florida Equipment and Service, Inc., an independently owned construction equipment sales and service organization. Mr. Maxwell has been an officer and director of two corporations which each filed for Chapter 11 protection under the U.S. Bankruptcy Code. Florida Equipment and Service, Inc. was liquidated in August 1999 and Florida Machine and Welding, Inc. had its plan of reorganization confirmed in May 2000.

     Mr. Smith has been President of the Company since December 2000 and became a director in May 2001. He has held the positions of CEO or COO at Paradigm Manufacturing / Creative Engineering Concepts from March 1998 through November 30, 2000, COO at Apollo International (OTCBB:AIOD) from February 1996 to March 1998, and COO at Manutek, Inc. from 1978 to 1993. During his professional career he has been awarded to citations in recognition of business achievements by the Governor of Indiana, was a finalist for Entrepreneur of the Year (1988).

     Mr. Puissegur joined the Company in June 2001. He became a Certified Public Accountant with his certificate from the State of Florida and the creation of a sole practitioner office in 1982. The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm. He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils. The American Institute of Tax Studies has awarded Mr. Puissegur the designation of "Certified Tax Professional." He also holds the designation from the State of Florida as a Certified Family Mediator.

     Mr. Hefner has been Executive Vice President, Secretary and Director of the Company since June 2000. Mr. Hefner currently serves as President of International Commerce and Finance, Inc. a holding company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past ten years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he served as President and Chief Executive Officer. During 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

     Mr. Canapary has served as a Director of the Company since April 1998, pursuant to the Securities Purchase Agreement dated April 9, 1998, with The Union Labor Life Insurance Company. Mr. Canapary has been employed by ULLICO, for 18 years, and presently serves as ULLICO's Vice-President of Investments.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years the Company's Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the fiscal year ended February 28, 2001 (collectively, the " Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                            Compensation
                                                             Awards (1)
                                            Annual          ------------
                                         Compensation        Securities
Name and                     Fiscal    -----------------     Underlying       All Other
Principal Position            Year     Salary      Bonus      Options       Compensation (3)
------------------            ----     ------      -----      -------       ----------------
David N. DeBaene              2001    $ 87,500     $    0      125,000         $  840
Subsidiary President (2)      2000     145,769          0            0              0
                              1999     125,000          0            0         $5,160

Steven D. Smith,              2001      15,000      3,750      100,000              0
President (2)

----------
(1) The Company does not have a long-term compensation program that includes long-term incentive payments. However, the Company's 1995 stock option plan provides participants with performance-based compensation in the form of incentive stock options. See "Stock Option Plan."
(2) The Company's Board of Directors accepted the resignation of Mr. DeBaene from his position as President of J.D. American Workwear, Inc., on December 15, 2000 and immediately elected Mr. Smith to serve as President of the Company.
(3) The Company had a medical insurance plan in fiscal 1999 and reinstated it in December 2000. Mr. Smith did not qualify for inclusion until after the fiscal year ended February 28, 2001.

     The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid. Executive officers who qualify will be permitted to participate in the Company's 1995 Stock Option Plan, which was adopted in February 1995. See "Stock Option Plan." Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees. All other compensation consisted solely of health care premiums.

EMPLOYMENT AGREEMENTS

     On December 1, 2000 the Company entered into an employment agreement with Steven D. Smith. The contract provides for a five-year term expiring on November 30, 2004, contains a base salary of $60,000, a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and December 1 of each contract year at the rate of 100,000 common share equivalents with the exercise price at 110% of the closing price on the date of the grant. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff and contains equivalent terms in relation to termination as described below.

     On January 1, 2000, the prior employment agreement with David N. DeBaene was cancelled and a new contract signed providing for a five-year term expiring on December 31, 2004. The contract automatically renews in five years absent any notice 180 days prior to the end of the term. The base salary of $150,000 increases on each anniversary at a rate of 13% over the prior year's salary. Mr. DeBaene was granted 25,000 options upon signing at an exercise price of $1.59, which was in excess of the $1.30 price per share on the nearest trading date to the signing of the contract. The contract further provides for bonuses on the net pre-tax profits of the Consumer Products Division at 4% of the profit of the division if the profit is less than $2,500,000 and increasing ratably to a maximum of 10% if the profit exceeds $5,000,001.

     The contract also provides for certain payments in the event Mr. DeBaene is terminated without cause or a change in control or position occurs that Mr. DeBaene has not agreed to. These payments would require the remaining term of the contract to be paid upon termination and the repurchase by the company of all outstanding stock owned by Mr. DeBaene.

     This contract was amended at June 1, 2000 reducing the salary to $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. Mr. DeBaene resigned from this contract effective May 19, 2001with all amounts currently due accrued for future payment.

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

     This contract has been amended retroactive to June 1, 2000 reducing the salary to $60,000, providing a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents at 110% of the closing price of the Common Stock on the day of the grant. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs. The amended contract includes the termination described above and omits the prior bonus method. Mr. Birmingham resigned on April 6, 2001 with all amounts accrued currently due and accrued for future payment. The contract has been terminated.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

COMPENSATION COMMITTEE

     Robert E. Maxwell, Daniel L. Hefner and Herbert Canapary are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan.

STOCK OPTION PLAN

     The 1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995 provides for the issuance of options to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted and non-restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in January 1998, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 500,000 shares, which amendment was ratified by the stockholders of the Company at the Annual Meeting of Stockholders held April 15, 1998. The plan was further amended at an Annual Shareholders meeting December 15, 2000 at which time an increase of 1,250,000 shares were ratified. The Compensation Committee of the Board of Directors administers the Plan. The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company (including members of the Committee) are eligible to participate in the Plan. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors. At February 28, 1999, approximately 20 persons were eligible to receive ISOs under the Plan.

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

     At February 28, 2001, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2001 to the Named Executive Officers covered by the Salary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                       Number of        % of Total
                       Securities      Options/SAR's
                       underlying        Granted to       Exercise
                      Options/SAR's     Employees in       or Base
Name                   Granted (1)     Fiscal Year (2)   Price ($/Sh)    Expiration Date
----                   -----------     ---------------   ------------    ---------------
David N. DeBaene      100,000 (3)           25.0          $1.30625        May 31, 2005

Steven D. Smith       100,000 (4)           25.0          $0.61875        November 30, 2005

----------
(1) These options were granted to employees under the 1995 JD American Workwear, Inc. Employee Stock Option Plan. The material terms of all options granted during the 2001 fiscal year are as follows: (i) all options are directly related to the employment agreement of the individual grantee,
     (ii) all have an exercise price of 110% of the fair market value on the date of the grant, (iii) all have a ten year term and are fully exercisable, (iv) no options will be exercisable more than three months following the termination of employment (except in the case of disability, in which case such options will be exercisable up to one year thereafter)' and (v) all options are otherwise subject to the 1995 JD American Workwear, Inc Employee Stock Option Plan.
(2) During the fiscal year ended February 28, 2001, employees of the Company were granted and aggregate of 400,000 options under the 1995 JD American Workwear, Inc. Employee Stock Option Plan.
(3)  These options were granted on June 1, 2000.
(4)  These options were granted on December 1, 2000.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options, the number of shares acquired pursuant to the exercise of stock options during fiscal 2001, the number of stock options held on February 28, 2001 and the realizable gain of stock options that are "in-the-money."

                                                             Number of
                                                      Securities Underlying                     Value of Unexercised
                                                       Unexercised Options                      In-the-Money Options
                       Shares                           at Fiscal Year End                      At Fiscal Year End (1)
                     Acquired on        Value     ------------------------------------    ------------------------------------
Name                Exercised (#)     Realized    Exercisable (#)    Unexercisable (#)    Exercisable ($)    Unexercisable ($)
----                -------------     --------    ---------------    -----------------    ---------------    -----------------
David N. DeBaene          0             $ 0          100,000               0                         0               0
Steven D. Smith           0               0          100,000               0                   100,000               0

----------
(1) Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2001 of $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of June 1, 2001, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or                      Amount and Nature of        Percentage
  Number in Group                      Beneficial Ownership (1)     of Class (2)
  ---------------                      ------------------------     ------------
Directors and Executive Officers

Robert E. Maxwell                                    0                    **

Steven D. Smith (3)                            100,000 (3)                **

Frank D. Puissegur                                   0                    **

Herbert Canapary (4)                         1,673,950 (4)             11.71%
111 Massachusetts Ave.
Washington, DC

Daniel L. Hefner (5)                         8,522,000 (5)             63.76%
1400 Chamber Dr.
Bartow, FL

All Directors and Executive                 10,295,950 (7)             71.01%
Officers as a Group (6 persons)

Other Beneficial Holders

David N. DeBaene                             1,128,000 (6)              8.42%
46 Old Flat River Road
Coventry, RI

Norman J. Birmingham                         1,125,000 (8)              8.39%
5950 Windwood Dr.
Lakeland, FL

ULLICO                                       1,673,950 (10)            11.71 %
111 Massachusetts Ave
Washington, DC

International Commerce and                   7,975,000 (9)             60.12%
Finance, Inc.
Tampa, FL

----------
(**) less than 1%
(1) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or to direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3) Includes 100,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options.
(4) Includes the following shares of Common Stock beneficially owned by ULLICO, a company for which Mr. Canapary serves as Vice President of Investments and by reason of his position shares voting power and may be deemed to be the beneficial owner of such shares: (a) 1,032,550 shares of Common Stock that may be acquired pursuant to currently exercisable warrants, and (b) 660,600 shares of Common Stock upon conversion of 3,303 shares of Series B Preferred Stock.

(5) Includes (a) 100,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options and 147,000 shares of Common stock issuable upon conversion of 147 shares of Series C Preferred Stock, and (b) the following shares of Common Stock beneficially owned by International Commerce and Finance, Inc., a Florida corporation, which is beneficially owned by Mr. Hefner: (i) 4,008,000 shares of Common Stock, and (ii) 3,967,000 shares of Common Stock issuable upon conversion of 3,967 shares of Series C Preferred Stock.
(6) Includes (a) 12,500 shares of Common stock owned by Mr. DeBaene's wife, (b) 48,000 shares of Common Stock owned of record by Mr. DeBaene's father, (c) 152,000 shares of Common Stock owned of record by Mr. DeBaene's mother, 104,000 shares of Common Stock would be issued upon the conversion of 104 shares of Series C Preferred Stock, and (d) 125,000 shares of Common Stock that may be acquired pursuant to currently exercisable options.
(7) Includes (a) 200,000 shares of Common Stock subject to options, (b) 1,032,550 shares of Common Stock subject to warrants, and (c) 788,400 shares of Common Stock issuable upon conversion of the preferred stock, which may be acquired by directors and officers as a group upon exercise of the options, warrants and conversion of the Preferred Stock held by them.
(8) Includes (a) 125,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options, and (b) 489,000 shares of Common Stock issuable upon conversion of 489 shares of Series C Preferred Stock.
(9) Includes 3,967,000 shares of Common Stock issuable upon of 3,967 shares of Series C Preferred Stock. This corporation is wholly owned by Mr. Hefner.
(10) Includes 1,032,550 shares of Common Stock, which may be acquired pursuant to currently exercisable warrants and 660,600 shares of Common Stock issuable upon conversion of 3,303 shares of Series B Preferred Stock.

     The Company has three classes of preferred stock outstanding comprised of 110 shares of Series A Preferred Stock, 3,303 shares of Series B Preferred Stock and 4,800 shares of Series C Preferred Stock. Each outstanding class of preferred stock has voting rights and is convertible into Common Stock. Each share of Series A Preferred Stock converts to 1,289 shares of Common Stock and votes on an as converted basis. Each share of Series B Preferred Stock is convertible into 200 shares of Common Stock and votes on an as converted basis. Each share of Series C preferred Stock converts to 1,000 shares of Common Stock and has voting rights of 363.52 votes per preferred share.

     Gerald Hoak, owner of 20 shares or 18.18% of Series A Preferred Stock, and Merit Capital Associates, owner of 40 shares or 36.36% of Series A Preferred Stock are the only owners of more than 5% of the class. All outstanding shares of Series B Preferred Stock are owned by Union Labor Life Insurance Company, a Delaware corporation over which Mr. Canapary, a director of the Company, shares voting power. No director or officer is the beneficial owner of any of the Series A or Series B Preferred Stock, except as stated above. The Series C Preferred Stock beneficially owned by directors or executives, and each person owning more than 5% of the outstanding shares of Series C Preferred Stock are as follows: (a) 3,967 shares or 82.65% are beneficially owned by International
Commerce and Finance, Inc, a corporation wholly-owned by Mr. Hefner, (b) Mr. Hefner individually holds 147 shares, or 3.06%, and 489 shares, or 10.19% are beneficially owned by Norman J. Birmingham.

BENEFICIAL VOTING POWER HELD

     The following table sets forth the voting power in the Company's equity securities, as of June 1, 2001, held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

                                                  Percent of Outstanding
Name                                               Voting Power Held(1)
----                                               --------------------
Directors and Executive Officers

Robert E. Maxwell                                             *
Steven D. Smith                                               *
Herbert Canapary (2)(11)                                  11.84%
David M. DeBaene (3)(11)                                   9.61%
Daniel L. Hefner  (4)(11)(14)                             43.06%
All directors and executive officers
   as a group (5 persons) (5)                             60.43%

Other Equity Holders

Norman J. Birmingham (6)(11)(14)                           6.08%
Gerald Hoak (7)(12)                                           *
International Commerce and Finance (8)(11)(14)            41.08%
Merit Capital Assoc. (9)(12)                                  *
ULLICO (10)(11)(13)                                       11.84%

----------
*    Less than 1%
(1) Based upon 10,718,432 outstanding shares of common stock, 110 outstanding shares of Series A Preferred Stock, 3,303 outstanding shares of Series B Preferred Stock, and 4,800 outstanding shares of Series C Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock, B Preferred Stock, and C Preferred Stock is entitled to 1,289 votes, 200 votes, and 363.52 votes, respectively. Accordingly, as of June 20, 2001, the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock are entitled to an aggregate of 141,790 votes, 660,600 votes, and 1,744,896 votes respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners ("Beneficial Ownership Table"). Totals exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2) Consisting of the following votes beneficially held by ULLICO, a company for which Mr. Canapary is the Vice President of Investments and shares voting power: (a) 1,032,550 votes with respect to Common Stock, and (b) 660,600 votes with respect to 3,303 shares of Series B Preferred Stock.
(3) Consisting of (a) 1,100,150 votes with respect to shares of Common Stock held individually and certain family members referenced in the Beneficial Ownership Table, (b) 61,798.4 votes with respect to 170 shares of Series C Preferred Stock held individually and certain family members referenced in the Beneficial Ownership Table, and (c) 125,000 votes upon exercise of currently exercisable options to purchase Common Stock.
(4) Consisting of: (a) 100,000 votes upon exercise of currently exercisable options to purchase Common Stock, 153,000 shares of Common Stock held and 53,437.44 votes with respect to 147 shares of Series C Preferred Stock held individually, and (b) the following votes held by ICF: (i) 4,008,000 votes with respect to Common Stock, and (iii) 1,442,083.8 votes with respect to 3,967 shares of Series C Preferred Stock.

(5) Consisting of (a) 100,000 votes upon exercise of currently exercisable options to purchase Common Stock held by Steven D. Smith, and (b) Item 2 above, and (c) Item 3 above, and (d) Item 4 above totaling in aggregate 8,983,619.6 votes.
(6) Consisting of 125,000 votes upon exercise of currently exercisable options to purchase Common Stock and 177,761.28 votes with respect to 489 shares of Series C Preferred Stock.
(7) Consisting of 25,780 votes with respect to 20 shares of Series A Preferred Stock held.
(8) Consists of 4,008,000 votes with respect to Common Stock and 1,442,083.8 votes with respect to 3,967 shares of Series C Preferred Stock.
(9) Consisting of 51,560 votes with respect to 40 shares of Series A Preferred Stock.
(10) Consisting of 1,032,550 votes upon exercise of currently exercisable warrants to purchase Common Stock and 660,640 votes with respect to 3,303 Series B Preferred Stock.
(11) Holder in excess of 5% of the outstanding Common Stock, excluding any conversion of the preferred stock.
(12) Holder in excess of 5% of the outstanding Series A Preferred Stock.
(13) Holder in excess of 5% of the outstanding Series B Preferred Stock.
(14) Holder in excess of 5% of the outstanding Series C Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY LOANS

     The Company has from time to time borrowed money from or loaned money to related parties. At February 28, 2001, the Company owed approximately $145,000 in the aggregate to the parents of David N. DeBaene. These loans bear interest at the rate of 10% and will be repaid out of operating cash flow at the rate of $5,500 per month, when cash is available. In addition, at February 28, 2001, David N. DeBaene had loaned approximately $35,000 to the Company. Interest has been imputed on this loan at 7%.

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

CONSULTING AGREEMENTS

     Prior to the implementation of the Company's current business strategy, the Company engaged the services of Mission Bay Consulting, Inc., a management consultant and public relations firm, to provide it with guidance and assist with respect to investor relations and as a finder of lenders or investors. On April 2, 1997, the Company entered into a one-year Consulting Agreement with Mission Bay. In connection with this Consulting Agreement, the Company issued to Mission Bay an option to purchase an aggregate of 200,000 shares of common stock, and also issued 28,000 shares of common stock, under the 1995 Stock Option Plan. The Company also agreed to reimburse Mission Bay for expenses incurred in connection with the Consulting Agreement. In September 1997, in consideration of the extension of the Consulting Agreement, 50,000 of said options were surrendered and the Company issued 50,000 shares of Common Stock to Mission Bay under the 1995 Stock Option Plan. In January 1998, the Company issued 9,500 shares to an employee of Mission Bay Consulting, in consideration of services rendered related to business expansion opportunities outside of the scope of the Consulting Agreement. In June 1998, in connection with an additional extension of the term of the Consulting Agreement and an expansion in scope of the services to be rendered by Mission Bay, the Company issued options to purchase an additional 300,000 shares of Common Stock at exercise prices ranging from $3.25 to $5.75 per share. Of these, options to purchase 100,000 shares have been exercised and options to purchase 150,000 shares have expired leaving 50,000 options outstanding and exercisable at February 29, 2000. A new agreement with Randolph Beimel, a principal in Mission Bay, was agreed to on March 3, 2000 that provided a grant of 200,000 additional options pursuant to which 100,000 were exercisable at $0.10 and 100,000 were exercisable at $0.20. Unexercised options under the contract expired February 28, 2001. Mr. Beimel provided services as a finder of short-term loans and continued to assist with shareholder relations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page 29.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN COMMERCE SOLUTIONS, INC.


Date: July 18,  2001                   By: /s/ Steven D. Smith
                                           -------------------------------------
                                           Steven D. Smith, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signatures                          Title                        Date
       ----------                          -----                        ----

/s/ Robert E. Maxwell            Chairman of the Board             July 18, 2001
---------------------------      and Director
Robert E. Maxwell


/s/ Daniel L. Hefner             Executive Vice President,         July 18, 2001
---------------------------      Secretary and Director
Daniel L. Hefner


/s/ Herbert C. Canapary          Director                          July 18, 2001
---------------------------
Herbert C. Canapary


/s/ Frank D. Puissegur           Acting Chief Financial Officer    July 18, 2001
---------------------------      (Principal Financial Officer)
Frank D. Puissegur               and Director


/s/ Steven D. Smith              President and Director            July 18, 2001
---------------------------      (Principal Executive Officer)
Steven D. Smith

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(1) No annual report covering the registrant's last fiscal year has been or will be sent to security holders of the registrant

(2) The proxy statement and form of proxy delivered to the registrant's securities holders in connection with the annual meeting of shareholders was filed with the Commission on December 4, 2000, and is incorporated herein by reference. No other proxy statements, proxies, or other proxy soliciting material was sent to the registrant's shareholders during the past fiscal year.

                                  EXHIBIT INDEX


Incorporated Documents                                      SEC Exhibit Reference
----------------------                                      ---------------------
   3.1      Certificate of Incorporation of the             As filed with the Registrant's
            Registrant, as amended                          Form SB-2, on October 27, 1995,
                                                            File No. 33-98486

   3.2      By-Laws of the Registrant, as amended           As filed with the Registrant's
                                                            Form SB-2 on October 27, 1995, File
                                                            No. 33-98486

   4.1      Form of Warrant Agreement                       As filed with the Registrant's
                                                            Form SB-2, on October 27, 1995,
                                                            File No. 33-98486

   4.2      Form of Warrant of the Registrant               As filed with the Registrant's Form
            issued in the Registrant's January 1995         SB-2 on October 27, 1995, File No.
            Private Placement                               33-98486

            Form of Unit Purchase Option issued to          As filed with the Registrant's Form
   4.3      Merit Capital Associates, Inc.                  SB-2 on October 27, 1995, File No.
                                                            33-98486

   4.4      Form of 11% Convertible Subordinated            As filed with the Registrant's Form
            Note of the Registrant issued in the            SB-2 on October 27, 1995, File No.
            Registrant's August, 1995 Private               33-98486
            Placement

   4.5      Form of Warrant of the Registrant               As filed with the Registrant's Form
            issued in the Registrant's August,              SB-2 on October 27, 1995, File No.
            1995 Private Placement                          33-98486

   4.6      Securities Purchase Agreement dated             As filed with the Registrant's Form
            April 9, 1998                                   10KSB on June 13, 1999

   4.7      Certificate of Designation of Series B          As filed with the Registrant's Form
            Preferred Stock.                                10 KSB on June 13, 1999

   4.8      Stockholders' Agreement dated April 9,          As filed with the Registrant's Form
            1998.                                           10 KSB on June 13, 1999

   4.9      Registration Rights Agreement dated             As filed with the Registrant's Form
            April 9, 1998                                   10 KSB on June 13, 1999

   4.10     Warrant Certificate issued to ULLICO            As filed with the Registrant's Form
                                                            10 KSB on June 13, 1999

   4.11     Escrow Agreement                                As filed with the Registrant's Form
                                                            10 KSB on June 13, 1999

                                  EXHIBIT INDEX


Incorporated Documents                                      SEC Exhibit Reference
----------------------                                      ---------------------
   4.12     Certificate of Designations of Series A         As filed with the Registrant's
            Preferred Stock                                 Form 10-KSB on June 11, 1998

   4.13     Certificate of Designation of Series C          As filed with the Registrant's Form
            Preferred Stock                                 10-KSB on June 12, 2000

   10.1     Lease Agreement for the Registrant's            As filed with the Registrant's Form
            Coventry, RI facility                           SB-2 on October 27, 1995, File No.
                                                            33-98486

   10.2     David N. DeBaene Employment Agreement           As filed with the Registrant's Form
                                                            SB-2 on October 27, 1995, File No.
                                                            33-98486

   10.3     Registrant's 1995 Stock Option Plan             As filed with the Registrant's Form
                                                            SB-2 on October 27, 1995, File No.
                                                            33-98486

   10.4     Form of Option Agreement under the              As filed with the Registrant's Form
            Registrant's 1995 Stock Option Plan             SB-2 on October 27, 1995, File No.
                                                            33-98486

   10.5     Employment Agreement with Norman                As filed with Registrant's Form
            Birmingham                                      10-KSB on June 12, 2000

   10.6     Consulting Agreement with Richard               As filed with Registrant's Form
            Sullivan                                        10-KSB on June 12, 2000

   10.7     Option to Purchase Businesses between           As filed with Registrant's Form
            Registrant and International Commerce           10-KSB on June 12, 2000
            and Finance

   10.8     Stock Purchase Agreement between                As filed with Registrant's Form
            Registrant and Patina Corporation               10-KSB on June 12, 2000

   10.9     Employment Agreement with David DeBaene         As filed with Registrant's Form
            January 1, 2001                                 10-KSB on June 12, 2000

   16.1     United States Patent #5,038,408                 As filed with Registrant's Form
                                                            SB-2 on October 27, 1995,
                                                            File No. 33-98486

   99.1      United States Patent #5,634,215                As filed with Registrant's Form
                                                            10-KSB June 11, 1998

   99.2      United States Patent #5,634,215                As filed with Registrant's Form
                                                            10-KSB June 11, 1998

   99.3      United States Patent #6,108,819                As filed with Registrant's Form
             Back Brace Pants                               10-KSB June 11, 1998

                                  EXHIBIT INDEX


Incorporated Documents                                      SEC Exhibit Reference
----------------------                                      ---------------------
             As Filed Herewith

   4.14      Amendment to Series B Preferred
             Certificate

   4.15      Amendment to the Articles of
             Incorporation of JD American Workwear,
             Inc. for name change to American
             Commerce Solutions, Inc. and the
             increase in authorized shares

  10.10      Employment Agreement with Steven D.
             Smith dated December 2000

  10.11      Employment Agreement with Daniel L.
             Hefner dated June 2000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES

       CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

INDEPENDENT AUDITORS' REPORT                                               F-2

FINANCIAL STATEMENTS:

  CONSOLIDATED BALANCE SHEETS                                              F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)     F-6

  CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Commerce Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. (a Delaware Corporation) and subsidiaries as of February 28, 2001 and February 29, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those statements require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide for a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and subsidiaries as of February 28, 2001 and February 29, 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER


June 29, 2001
Certified Public Accountants
Plant City, Florida

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    February 28,    February 29,
                                                        2001            2000
                                                    ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and Cash Equivalents                          $   34,885       $   11,523
  Accounts Receivable, net of Allowances
   of $46,881 (2001) and $10,000 (2000)                 254,499           48,856
  Inventories                                           717,709          185,169
  Loans Receivable                                      235,356               --
  Loans Receivable, Employees                            12,451            5,020
                                                     ----------       ----------
      Total Current Assets                            1,254,900          250,568

Property and Equipment, Net of
 Accumulated Depreciation of $438,205
 (2001) and $221,153 (2000)                          5,586,766          208,289

Intangible Assets, Net                                   67,324          174,677

Inventory, Long Term                                         --          740,675

Land Held For Resale                                    240,000               --

Equipment Held For Resale                               476,000               --
                                                     ----------       ----------
TOTAL ASSETS                                         $7,624,990       $1,374,209
                                                     ==========       ==========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  February 28,        February 29,
                                                                      2001                2000
                                                                  ------------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current Portion of Notes Payable                                $    807,957         $   380,168
  Bank Overdraft                                                         8,649                  --
  Accounts Payable                                                     624,159             361,381
  Accrued Interest on Notes Payable                                    151,696              65,359
  Accrued Expenses                                                      46,988              78,436
  Accrued Payroll                                                      465,845              77,212
                                                                  ------------         -----------
      Total Current Liabilities                                      2,105,294             962,556

LONG-TERM LIABILITIES                                                1,755,949             135,999
                                                                  ------------         -----------

       Total Liabilities                                             3,861,243           1,098,555
                                                                  ------------         -----------

MANDATORY REDEEMABLE PREFERRED STOCK                                        --           1,906,304

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, Series A, cumulative
   and convertible, authorized 1,000,000 shares,
    $.001 par value, 110 and 154 shares issued
    and outstanding, respectively, liquidation
    preference $375,690 (2001) and $478,150 (2000)
  Preferred Stock, Series B, cumulative and convertible,
    authorized 3,950 shares, $.001 par value, 3,207 and
    2,843 shares issued and outstanding, respectively                        3
  Preferred Stock, Series C, cumulative and convertible,
    authorized 20,000 shares $.001 par value, 4,800 shares
    issued and outstanding, liquidating preference $5,166,000                5
  Common Stock, authorized 30,000,000 and 7,500,000 shares
    respectively, $.002 par value, issued and outstanding,
    9,617,589 and 2,750,427 shares, respectively                        19,235               5,501
  Additional Paid-in-Capital                                        14,011,567           7,116,100
  Common Stock Receivables                                            (257,000)           (489,248)
  Accumulated Deficit                                              (10,010,063)         (8,263,003)
                                                                  ------------         -----------
    Total Stockholders' Equity (Deficit)                             3,763,747          (1,630,650)
                                                                  ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)               $  7,624,990         $ 1,374,209
                                                                  ============         ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       For the Year Ended
                                                  ------------------------------
                                                  February 28,      February 29,
                                                      2001             2000
                                                   -----------      -----------

SALES                                              $ 2,108,640      $   272,065

COST OF GOODS SOLD                                   1,062,473          199,323
                                                   -----------      -----------

  GROSS PROFIT                                       1,046,167           72,742

Selling, General and Administrative Expenses         2,263,777        1,432,966
                                                   -----------      -----------

  LOSS FROM OPERATIONS                              (1,217,610)      (1,360,224)

OTHER (INCOME)EXPENSES:
  Provision for loss on inventory                      341,630          531,438
  Loss on disposal of assets                             3,400
  Interest income                                         (446)            (717)
  Interest expense                                     184,866           57,816
                                                   -----------      -----------

NET LOSS                                            (1,747,060)      (1,948,761)
                                                   -----------      -----------
Accretion of Discount and Dividends on
 Mandatory Redeemable Preferred Stock                  209,333          519,168

Gain on Extinguishment of Mandatory
 Redeemable Preferred Stock                         (1,994,768)
                                                   -----------      -----------

NET PROFIT(LOSS) TO COMMON SHAREHOLDERS            $    38,375      $(2,467,929)
                                                   ===========      ===========

NET PROFIT (LOSS) PER COMMON SHARE                 $      0.01      $     (1.00)
                                                   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           4,249,215        2,466,263
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                                    Common Stock         Preferred Stock     Additional
                                     $.002 Par             $.001 Par          Paid-in       Stock       Accumulated
                                 Shares       Amount    Shares    Amount     Capital     Receivable      Deficit         Total
                                 ------       ------    ------    ------     -------     ----------      -------         -----
Balance, February 28, 1999
 (as restated)                  2,248,241    $  4,496      299     $  0   $  7,021,487    $(332,760)   $ (6,314,242)   $   378,981

Shares issued to retire
 11% notes                          3,788           8       --       --         14,583           --              --         14,591
Common shares issued
 for services                      17,500          35       --       --         26,240           --              --         26,275
Common shares issued for
 receivable                       165,000         330       --       --        186,120     (186,450)             --             --
Options issued for services            --          --       --       --          1,000           --              --          1,000
Exercise of stock options         115,000         230       --       --        385,270     (150,000)             --        235,500
Preferred stock conversion        200,898         402     (145)      --           (402)          --              --             --
Accretion of discount and
 dividends on mandatory
 redeemable preferred stock            --          --       --       --       (519,168)          --              --       (519,168)
Contributed capital                    --          --       --       --            970           --              --            970
Stock receivable paid in
 services                              --          --       --       --             --      179,962              --        179,962

Net loss                               --          --       --       --             --           --      (1,948,761)    (1,948,761)
                               ----------    --------   ------     ----   ------------    ---------    ------------    -----------

Balance, February 29, 2000      2,750,427    $  5,501      154     $  0   $  7,116,100    $(489,248)   $ (8,263,003)   $(1,630,650)

Preferred Shares issued for
Acquisition                            --          --    9,800       10      4,446,159           --              --      4,446,169
Common Shares issued for
 Services                         347,500         695       --       --         42,305           --              --         43,000
Common shares issued for
 Debt Repayment                    10,000          20       --       --          4,980           --              --          5,000
Common Shares Surrendered in
 Cancellation of Stock
 Receivable                      (130,000)       (260)      --       --       (146,640)     146,900              --             --
Exercise of Stock Options
 and Warrants                     199,350         399       --       --        231,354       (7,870)             --        223,883
Preferred stock
  conversion                    5,081,562      10,163   (5,044)      (5)       (10,158)          --              --             --
Common shares issued for
 payables                         908,750       1,817       --       --        179,932        7,870              --        189,619
Common shares issued for
 acquisition                      200,000         400       --       --        237,600           --              --        238,000
Stock receivable paid in
 Services                              --          --       --       --             --      192,348              --        192,348
Extinguishment of Series B
 Mandatory Redeemable Stock            --          --    3,207        3      1,994,768           --              --      1,994,771
Stock receivable paid in cash          --          --       --       --             --       20,000              --         20,000
Common shares issued for
 receivables                      250,000         500       --       --        124,500     (127,000)             --         (2,000)
Accretion of discount and
 dividends on mandatory
 redeemable preferred stock            --          --       --       --       (209,333)          --              --       (209,333)
Net loss                               --          --       --       --             --           --      (1,747,060)    (1,747,060)
                               ----------    --------   ------     ----   ------------    ---------    ------------    -----------

Balance, February 28, 2001      9,617,589    $ 19,235    8,117     $  8   $ 14,011,567    $(257,000)   $(10,010,063)   $ 3,763,747
                               ==========    ========   ======     ====   ============    =========    ============    ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                                  -----------------------------
                                                                  February 28,     February 29,
                                                                     2001             2000
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                          $(1,747,060)     $(1,948,761)
 Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used in) Operating Activities:
   Depreciation and Amortization                                      308,565           95,428
   Provision for Doubtful Accounts                                     36,881
   Provision for Losses on Inventory                                  341,630          531,438
   Stock Issued for Services                                          465,101          358,207
   Loss on Disposal of Assets                                           3,400
   Changes in Operating Assets and Liabilities
    Net of Effects of Acquisitions:
     Accounts Receivable                                               90,925          445,017
     Inventories                                                      173,782          (20,070)
     Prepaid Expenses and Other Assets                                  7,930
     Accounts Payable and Accrued Liabilities                         519,468          267,118
     Equipment Held for Resale                                         35,000
     Bank Overdraft                                                     8,649
                                                                  -----------      -----------
      Net Cash Provided by (Used in) Operating Activities             236,341         (263,693)
                                                                  -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in Loans Receivable                                       (250,636)              --
  Payments on Loans Receivable                                          9,649               --
  Increase in Shareholder Loans                                        19,846               --
  Payments Made on Shareholder Loans                                     (800)              --
  Cash Acquired in Acquisition Transaction                              2,465               --
  Capital Expenditures                                                 (5,452)          (3,084)
                                                                  -----------      -----------
      Net Cash Used in Investing Activities                          (224,928)          (3,084)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank Overdraft Assumed in Acquisition                               (42,875)              --
  Exercise of Stock Options                                                --           85,500
  Proceeds from Short-Term Debt                                        78,300          132,792
  Proceeds from Long-Term Debt                                         19,955               --
  Principal Payments on Long-Term Debt                                (41,355)        (114,464)
  Principal Payments on Short-Term Debt                               (22,076)              --
  Proceeds Received on Common Stock
   Receivable                                                          20,000               --
                                                                  -----------      -----------
      Net Cash Provided by Financing Activities                        11,949          103,828
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH                                       23,362          (162,949)

CASH, BEGINNING OF YEAR                                               11,523           174,472
                                                                     -------         ---------
CASH, END OF YEAR                                                    $34,885         $  11,523
                                                                     =======         =========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                          For the Year Ended
                                                    ----------------------------
                                                    February 28,    February 29,
                                                       2001             2000
                                                       ----             ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for Interest              $   92,913          $ 18,161
                                                    ==========          ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
  Securities Issued for Debt Repayment              $    5,000          $ 14,592
                                                    ==========          ========

  Securities Issued for Payables                    $  181,749          $     --
                                                    ==========          ========

  Securities Surrendered                            $  146,900          $     --
                                                    ==========          ========

  Securities Issued for Receivables                 $  125,000          $336,450
                                                    ==========          ========

  Conversion of Preferred Stock                     $        5          $     --
                                                    ==========          ========

  Securities Issued for Acquisition                 $  238,000          $     --
                                                    ==========          ========
  In connection with the acquisition of all of the outstanding common stock of Rhode
    Island Truck and Equipment Corp. for
    $238,000 in common stock, the Company
    acquired assets with a fair value of
    $324,155 and assumed liabilities of $103,613

  Preferred Stock Issued for Acquisition            $4,446,159          $     --
                                                    ==========          ========
  In connection with the acquisition of all of the common stock of International Machine and Welding, Inc. for $4,446,159 in preferred stock, the Company acquired assets with a fair value of $6,752,883 and assumed liabilities of $2,306,724

  Accretion of Dividends and Discount on
   Mandatory Redeemable Preferred Stock             $  209,333          $     --
                                                    ==========          ========
  Gain on Extinguishment of Mandatory
   Redeemable Preferred Stock                       $1,994,768          $     --
                                                    ==========          ========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

The Company, a Delaware Corporation, was founded in 1991 and formerly manufactured patented industrial and commercial safety clothing under the name of JD American Workwear, Inc. During the fiscal year ended February 28, 2001, the Company completed the acquisition of two subsidiaries and changed its name to American Commerce Solutions, Inc. The operations of JD American Workwear, Inc. were reincorporated as a subsidiary and American Commerce Solutions, Inc. became the parent corporation to the three operating subsidiaries.

International Machine and Welding, Inc., located in Bartow, Florida, provides machining, heavy equipment repair and parts sales. Rhode Island Truck and Equipment d/b/a International Paving, located in Coventry, Rhode Island, provides paving and concrete services. JD American Workwear, also located in Coventry, Rhode Island, sells the industrial and commercial safety clothing that it formerly manufactured. The Company is discontinuing JD American Workwear's operations and is attempting to liquidate its inventory or to sell the operations back to its founder.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the activity of American Commerce Solutions, Inc. and its wholly owned subsidiaries. All intercompany transactions and accounts have been eliminated.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

Sales are recorded when products, repairs or parts are shipped or delivered to the customer. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED LOSS PER SHARE

Net loss per common share is computed by dividing net loss to common shareholders by the weighted-average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At February 28, 2001 and February 29, 2000, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

RECLASSIFICATION

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements to conform to the current year presentation.

LONG LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of," long-lived assets, including goodwill and patents, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOTE 2:  GOING CONCERN

The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $ 1,217,610 and $1,360,224 for the years ended February 28, 2001 and February 29, 2000, respectively. Current liabilities exceed current assets by $ 850,394 and $711,988 at February 28, 2001 and February 29, 2000. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       FEBRUARY 28, 2001 AND FEBRUARY 29,


NOTE 2: GOING CONCERN (CONTINUED)

Management has revised its business strategy to include expansion into other lines of business through acquisition of other companies in exchange for the Company's stock. During the current fiscal year, the Company acquired two subsidiaries (See Note 3). Management is currently negotiating new debt financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations and to complete additional business acquisitions.

However, there can be no assurance that the Company will be able to raise capital, obtain debt financing or improve operating results sufficiently to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: ACQUISITIONS

On June 1, 2000, the Company completed the purchase of International Machine and Welding, Inc. by acquiring all of the outstanding capital stock of its holding company Patina Corporation for a total purchase price of $4,446,159. The acquisition was accounted for using the purchase method of accounting and, accordingly, International Machine and Welding, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition. The acquisition was funded by the issuance of 9,800 shares of Series C preferred stock. The Company may also issue up to 1,500 additional shares of Series C preferred stock based on the profits of the acquired business through February 28, 2002.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

     Cash and Cash Equivalents                                 $     2,465
     Accounts Receivable                                           324,394
     Inventories                                                   279,027
     Property, Plant and Equipment                               5,395,997
     Other Noncurrent Assets                                       751,000
                                                               -----------

       Total Assets                                            $ 6,752,883

     Accounts Payable                                             (323,682)
     Other Current Liabilities                                     (40,784)
     Long-Term Liabilities                                      (1,942,258)
                                                               -----------
       Total Liabilities                                        (2,306,724)
                                                               -----------
       Total Acquisition Cost                                  $ 4,446,159
                                                               ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 3:  ACQUISITIONS (CONTINUED)

On June 1, 2000, the Company also completed the purchase of Rhode Island Truck and Equipment, Inc. also doing business as International Paving, Inc. by acquiring all of the outstanding capital stock of Rhode Island Truck and Equipment, Inc. for a total purchase price of $238,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired company's results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair value of assets acquired of $17,458 has been recorded as goodwill and is being amortized using the straight line method over 40 years. The acquisition was funded by the issuance of 200,000 shares of common stock.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

     Accounts receivable                                         $  10,855
     Inventories                                                    28,250
     Goodwill                                                       17,458
     Property, plant and equipment                                 285,050
                                                                 ---------
       Total Assets                                                341,613
                                                                 ---------

     Accounts Payable                                              (40,657)
     Other Current Liabilities                                     (62,956)
                                                                 ---------
       Total Liabilities                                          (103,613)
                                                                 ---------
       Total Acquisition Cost                                    $ 238,000
                                                                 =========

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions had occurred at March 1, 1999:

                                          February 28, 2001    February 29, 2000
                                          -----------------    -----------------

     Revenues                                $2,172,812           $   448,003
     Loss from continuing operations          1,209,912             1,303,852
     Net Income (Loss)                           46,385            (1,893,636)
     Net Income (Loss) per common
      share - basic                                0.01                 (0.77)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results. The pro forma information includes the results of operations of Rhode Island Truck and Equipment, Inc. from March 1, 1999. Patina Corporation and International Machine and Welding, Inc. had no operations prior to the date of acquisition.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 4:  INVENTORIES

Inventories consist of the following:

                                                      2001           2000
                                                    --------       --------

     Raw Materials                                  $     --       $ 32,859
     Work-in-process                                  12,217             --
     Finished Goods, Current Portion                 428,031        152,310
     Finished Goods, Long Term                            --        740,675
     Supplies                                        277,461             --
                                                    --------       --------

     Total Inventories                              $717,709       $925,844
                                                    ========       ========

During the fourth quarter of the year ended February 29, 2000, management determined that, due to the failure of the JD American Workwear's marketing programs to produce a satisfactory level of sales, finished goods inventory contained a significant amount of overstocked and obsolete product. As a result, a provision for inventory losses of $531,438 was charged to operations to write down inventory to its net realizable value. This was based on the Company's best estimates of product sales prices in accordance with its revised plans for product marketing. Management also reclassified a portion of inventory to long-term assets based on estimates about the timing of product sales under the revised plan. During the fourth quarter of the year ended February 28, 2001, management reevaluated its estimates of the net realizable value of inventory based on actual sales of product styles and liquidation sale pricing. As a result, an additional provision for loss on inventory of $341,630 was charged to operations during the fourth quarter of the year ended February 28, 2001.

NOTE 5: PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

Property and equipment, at cost, consist of the following:

                                                     2001            2000
                                                  ----------       --------
     Land and Building                            $3,183,763       $225,957
     Furniture and Fixtures                           25,182         25,182
     Machinery and Equipment                       2,341,433         89,587
     Office Equipment                                 39,454         23,996
     Trucks and Autos                                425,826         64,720
     Small Tools                                       9,313             --
                                                  ----------       --------

     Total                                         6,024,971        429,442
     Less:  Accumulated Depreciation                 438,205        221,153
                                                  ----------       --------
     Net Property and Equipment                   $5,586,766       $208,289
                                                  ==========       ========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 5:  PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

Depreciation expense for the years ended February 28, 2001 and February 29, 2000 was $304,619 and $64,117, respectively.

Intangible assets, at cost, consist of the following:

                                                      2001           2000
                                                    --------       --------

     Patents                                        $ 70,970       $ 70,970
     Goodwill                                         17,458             --
     Offering Costs                                       --        356,005
                                                    --------       --------

     Total                                            88,428        426,975
     Less: Accumulated Amortization                   21,104        252,298
                                                    --------       --------

     Net Intangible Assets                          $ 67,324       $174,677
                                                    ========       ========

Amortization expense for the years ended February 28, 2001 and February 29, 2000 was $3,619 and $31,311, respectively.

NOTE 6:  NOTES PAYABLE AND LONG-TERM DEBT

The Company's notes payable and long-term debt consist of the following:

                                                           2001           2000
                                                         --------       --------
10.5% note payable, secured by a mortgage
 on the Rhode Island property,  payable
 in monthly installments of $2,687,
 principal and interest, through December
 2001, in default, entire amount due                     $106,323       $112,218

10% note payable to stockholders and
 parents of a majority stockholder,
 payable in monthly installments of
 $5,494, principal and interest,
 maturing September, 2002                                 161,959        142,004

10% note due to an investor, due on
 December 31, 1997, collateralized
 by a mortgage on real estate owned
 by a majority stockholder                                 40,000         40,000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 6:  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

                                                           2001           2000
                                                         --------       --------
Loans from stockholders, no written terms,
 interest imputed at 0% to 7% annually                   172,037         116,701

Various loans from individuals, no
 written terms, interest imputed at 0% to
 7% annually                                              24,724          21,500

Capitalized lease on equipment, monthly
 payments of $292, principal and
 interest, in default, entire balance due                  8,641           8,744

11% convertible subordinated notes due to
  investors, matured September 30, 1998
  The notes are  subordinate  in rights of
  payment to all indebtedness of the Company
  outstanding as of August 15, 1995 or to be
  incurred in the future. In conjunction with
  these notes, the Company issued warrants to
  purchase 112,500 shares of the Company's
  common stock at a price of $2.00 per share
  The warrants expired on September 30, 2000
  These notes, including accrued interest, are
  convertible at the option of the holder, into
  common stock at $3.85 per share                         75,000          75,000

15% convertible note payable to investor,
  matured June 1, 2000. The note is
  convertible  at $0.70 per share. In
  conjunction with this note, the Company
  issued 3,500 warrants for purchase of
  common stock at $2.00 per share. The
  warrants expire March 1, 2002                            7,000

15% convertible note payable to investor,
  matured August 10, 2000. The note is
  convertible at $0.70 per share. In
  conjunction with this note, the Company
  issued 3,500 warrants for purchase of
  common stock at $2.00 per share. The
  warrants expire May 10, 2002                             7,000

Note payable to investor, matured
  September 7, 2000. Interest payable
  in 2,000 shares of stock until the
  maturity date and at 20% thereafter                      4,000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 6:  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

                                                           2001           2000
                                                         --------       --------
7% note payable to accounting firm,
 maturing June 1, 2001                                      30,000

10% note payable,  pursuant to a Chapter 11
  reorganization  plan attached to the assets
  purchased belonging to International Machine
  and Welding,  Inc., secured by a mortgage on
  Florida property, monthly payments of $10,252,
  principal and interest, maturing May 22, 2005          1,163,906

Note payable, pursuant to a Chapter 11
  reorganization plan, secured by a mortgage on
  Florida property, no interest, monthly payments
  of $2,034, maturing January 22, 2010                     219,629

9% loan payable to Internal Revenue Service, pursuant
  to a Chapter 11 Reorganization plan, monthly
  payments of $25, principal and interest, maturing
  May 24, 2005                                               1,352

Loan payable to Internal Revenue Service, pursuant
  to a Chapter 11 reorganization plan, no interest,
  monthly payments of $10, maturing May 24, 2005               448

9% loan payable to Internal Revenue Service
 pursuant to a Chapter 11 reorganization
 plan, secured by tax lien, monthly payments
 of $7,661, principal and interest, maturing
 May 24, 2006                                              416,043

9% loan payable to Florida Department of Revenue,
  pursuant to a Chapter 11 reorganization plan,
  monthly payments totaling $173, principal and
  interest, maturing May 24, 2005                            8,328

Loan payable to Florida Department of Revenue,
  pursuant to a Chapter 11 reorganization plan, no
  interest, monthly payments of $36, principal and
  interest, maturing May 24, 2004                            1,706

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 6:  NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

                                                           2001           2000
                                                         --------       --------
9% loan payable to Polk County, pursuant
 to a Chapter 11 reorganization plan, secured
 by tax lien, monthly payments of $1,455,
 principal and interest, maturing January
 24, 2006                                                 76,967

9% loan payable,  pursuant to a Chapter 11
  reorganization plan, monthly payments of $262,
  principal and interest, maturing May 24, 2005           12,620

Various loans payable, pursuant to a Chapter 11
  reorganization plan, no interest, monthly
  payments totaling $411, maturing May 24, 2004           15,690

1% note payable, secured by a motor vehicle,
  monthly payments of $449, principal and
  interest, maturing December 27, 2001                     4,670

12% note payable, secured by a motor vehicle,
  monthly payments of $903, principal and interest,
  maturing September 10, 2001                              5,863
                                                      ----------        --------

   Total                                               2,563,906         516,167

   Less, Current Portion                                 807,957         380,168
                                                      ----------        --------

   NET LONG-TERM DEBT                                 $1,755,949        $135,999
                                                      ==========        ========

The aggregate principal maturing in subsequent years are:

             Year Ending February 28,                       Amount
             ------------------------                       ------

                       2002                              $   119,151
                       2003                                  127,708
                       2004                                  133,762
                       2005                                1,257,163
                    Subsequent                               118,165
                                                         -----------
                                                         $ 1,755,949
                                                         ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 7:  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has employment agreements with four key employees. The terms of which expire at various times for each in fiscal year 2004. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost of living increases, normal employment benefits, auto allowances, stock options, as well as bonuses, which may contain minimum and incentive components. The annual commitment for future salaries at February 28, 2001, including minimum bonuses, is approximately $300,000.

CASH IN BANK

The Company maintains bank accounts, which at times contain balances, which exceed the amounts insured by the FDIC.

NOTE 8: EXTINGUISHMENT OF MANDATORY REDEEMABLE PREFERRED STOCK

On April 9, 1998, the Company authorized the issuance and sale of 3,950 shares of Series B 12% Cumulative Convertible Preferred Stock and sold 2,500 of these shares to an investor. In addition, the Company issued detached ten-year stock purchase warrants to purchase 799,000 shares of the Company's common stock at an exercise price of $0.01 per share to the investor for an aggregate purchase price of $2,500,000. A mandatory redemption of 1,250 shares, at $1,250,000, required on each of the first business days of April, 2004 and 2005. Proceeds of $960,000 were allocated to the carrying value of the Series B Preferred Stock and $1,540,000 to the detached warrants based on their relative fair values at date of issue. The difference between the carrying value of the Series B and its mandatory redemption amount being accreted to retained earnings or, in the absence of retained earnings, to additional paid in capital over the period until redemption using the effective interest rate method.

During the year ended February 28, 2001, the Company was able to negotiate a troubled debt restructure agreement with the Series B investor. The investor agreed to waive its rights to the mandatory redemption required under the original stock purchase agreement, in exchange for an equity only interest. As a result, the Company has recognized a gain on the extinguishment of mandatory redeemable preferred stock in the amount of $1,994,768.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 8: EXTINGUISHMENT OF MANDATORY REDEEMABLE PREFERRED STOCK (CONTINUED)

Under the terms of the amended agreement, the annual dividend rate was reduced from 12% to 6%, effective June 1, 2000. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share, except that cash dividends must be paid in lieu of stock as required by provisions related to the Series C Preferred stock outstanding. Under these provisions, the entire 6% dividend must be paid in cash in the event more than 50% of the original amount issued is outstanding at the dividend date. If less than 50% is outstanding, the cash dividend required is determined on a pro rata basis.

The Series B Preferred Stock has rights to receive cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B Preferred Stock has been paid. Cumulative dividends amounted to $146,074 and $341,160 at February 28, 2001 and February 29, 2000, respectively. Dividends paid in additional shares and warrants were $364,000 for the year ended February 28, 2001 and $150,000 for the year ended February 29, 2000. A total of 1,032,500 warrants to purchase common stock, including dividends warrants, were held by the Series B stockholder at February 28, 2001. These warrants have expiration dates ten years from the dates of issue, ranging from April, 2008 to June, 2010.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 9:  CAPITALIZATION

SERIES A 10% CONVERTIBLE PREFERRED STOCK

The Company sold 313 shares of Series A 10% Convertible Preferred Stock through a Private Placement dated August 26, 1997, at a price of $2,500 per Preferred Share. Dividends are payable at a rate of 10% annually, payable in kind at the option of the Company. The shares convert automatically upon the registration of the underlying common stock to be issued upon the conversion. Holders of Series A Preferred Stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the shareholders. Payments of annual dividends have been deferred by the Company's board of directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2001, preferred dividends in arrears amounted to approximately $100,690 or $915 per share.

SERIES C 6% CONVERTIBLE PREFERRED STOCK

The Company issued 9800 shares of Series C 6% Convertible Preferred Stock for the acquisition of Patina, Corporation. Dividends are payable at 6% annually and may be paid in Common shares at the option of the Company. Holders of Series C Preferred Stock vote on an as converted basis at a ratio of 36.8% with the common stockholders on all matters brought to a shareholder vote. As of February 28, 2001 dividends in arrears on the Series C shares amounted to $366,000.

STOCK RECEIVABLE

Stock receivable represents amounts due to the Company for shares issued and outstanding at year-end. The Company holds a note receivable issued in connection with an exercise of stock options in the amount of $150,000. The note bears interest at 7% and matures on December 31, 2001. The Company also has a stock receivable on a placement of $105,000 and $2,000 due on the exercise of stock options.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 9:  CAPITALIZATION (CONTINUED)


COMMON STOCK OPTIONS (CONTINUED)

A summary of the Company's stock option plan activity is as follows:

                                                    Number      Weighted-Average
                                                      of         Exercise Price
                                                    Shares          Per Share
                                                    ------      ----------------
     Options Outstanding, February 28, 1999         271,500           $4.55
       Granted                                      126,000            2.21
       Exercised                                   (115,000)           3.35
       Expired                                     (150,000)           4.75
                                                   --------

     Options Outstanding, February 29, 2000         132,500           $3.14
      Granted                                       200,000             .15
      Exercised                                    (189,350)            .19
      Expired                                       (80,650)           3.28
                                                   --------
     Options Outstanding, February 28, 2001          62,500           $1.57
                                                   ========

At February 28, 2001, 62,500 options, with a weighted-average contractual life of 3.8 years, were outstanding at exercise prices ranging from $1.50 to $1.59. All outstanding options were fully vested and exercisable.

During the years ended February 28, 2001 and February 29, 2000, the Company granted 200,000 (2001) and 76,000 (2002) stock options to consultants with a fair value of $193,883 and $165,160, respectively. The related compensation is being expensed over the lives of the consulting agreements. The Company also granted 50,000 stock options to two key employees in connection with their employment agreements. The following summarizes information about options granted during the years ended February 28, 2001 and February 29, 2000:

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 9:  CAPITALIZATION (CONTINUED)

COMMON STOCK OPTIONS (CONTINUED)

                                     Number      Weighted-         Weighted-
                                       of         Average         Average Fair
                                     Shares    Exercise Price    Value Per Share
                                     ------    --------------    ---------------
     Options Granted in 2000
       whose exercise price:
         Equals Market Price         54,000         $2.89            $2.82
         Exceeds Market Price        64,000         $1.81            $0.52
         is Below Market Price        8,000         $1.13            $0.48

     Options Granted in 2001
       whose exercise price:
         is Below Market Price      200,000         $ .15            $1.17

Stock-based compensation to non-employees is valued using the Black-Scholes pricing model. The Company uses the intrinsic value method under APB 25 to account for stock option compensation granted to employees. Because the exercise price at the date of grant to employees was above the market price, no compensation expense has been recorded. Had compensation cost been recognized under FAS 123, the amount would have been $0 and $24,000 for the years ended February 28, 2001 and February 29, 2000, respectively. The pro forma disclosures required under FAS 123 are as follows:

                                              2001          2000
                                            --------    -------------
     Gain (Loss) Attributable to
      Common Stockholders:
       As Reported                          $ 38,375    $ (2,467,929)
       Pro forma                            $ 38,375    $ (2,491,929)

     Loss per Common Share:
       As Reported                          $   0.01    $      (1.00)
       Pro forma                            $   0.01    $      (1.01)

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 9:  CAPITALIZATION (CONTINUED)

COMMON STOCK OPTIONS (CONTINUED)

The following assumptions were used to estimate the fair value of stock options using the Black-Scholes method:

                                                        2001          2000
                                                        ----          ----
     Dividend Yield                                        0%            0%
     Expected Volatility                                 230%          105%
     Average Expected Option Life                     1 Year       2 Years
     Risk-Free Interest Rate                            6.50%         6.54%

WARRANTS

During the year ended February 28, 2001, the Company issued 10,500 in connection with short term loans. The Company also has warrants outstanding that were issued in prior years as compensation for consulting and legal services. The warrants issued by the Company generally contain provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing. At February 28, 2001, warrants to purchase 392,816 shares of common stocks at a weighted-average exercise price of $2.21 were outstanding and exercisable. The weighted average remaining contractual life of these warrants is 1.7 years.

NOTE 10: INCOME TAXES

The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns.

The Company currently has substantial net operating loss carry-forwards that may be applied against future income. These losses create a deferred tax asset at February 28, 2001 and February 29, 2000. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

                                                   2001             2000
                                                ----------       ----------
     Deferred Tax Assets Resulting
       from Net Operating Losses                $1,376,168       $1,114,118

     Less, Valuation Allowance                   1,376,168        1,114,118
                                                ----------       ----------
     Net Deferred Tax Assets                    $        0       $        0
                                                ==========       ==========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 10:  INCOME TAXES (CONTINUED)

The Internal Revenue Code contains provisions, which may limit the net operating loss carry-forward available for use in any given year if significant changes in ownership interest of the Company occur.

The loss carry-forwards expire as follows:

                 Years of Expiration                Amount
                 -------------------                ------
                        2009                     $   241,269
                        2010                         581,952
                        2011                       1,144,859
                        2012                         786,579
                        2013                       1,131,271
                        2014                       1,654,653
                        2015                       1,886,872
                        2016                       1,747,000
                                                 -----------

                                                 $ 9,174,455
                                                 ===========

NOTE 11: ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

During the fourth quarter of the year ended February 28, 2001, the Company determined that a write down of inventory to net realizable value of $341,630 was required as discussed in Note 4. The effect of the year-end adjustment was to increase net loss for the fourth quarter by $341,630, or $.08 per common share.

NOTE 12: SUBSEQUENT EVENTS

In March 2001, the property at 46 Old Flat River Rd. Coventry, RI was sold to a relative of the president of JD American Workwear for $165,000. JD American Workwear, Inc. is leasing the property for $1,670 per month. The lease expires on March 31, 2004.

As of June 1, 2001, the Company has discontinued the operations of JD American Workwear, Inc. The Company is negotiating a sale of the operations to its founder.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 13: SEGMENT REPORTING

The Company's reportable business segments correspond with the Company's three subsidiaries which offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique geographical locations and operations.

The   Company  has  three   reportable   segments,   as  named  by   management:
Manufacturing, Construction Management and Product Marketing. The Manufacturing segment provides specialized machining services to the heavy equipment industry. The Construction Management segment provides commercial and residential concrete and paving services. The Product Marketing segment sells the industrial and commercial safety clothing that it formerly manufactured.

The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit and loss before income taxes and nonrecurring gains and losses.

A summary of the Company's segmented information for the year ended February 28, 2001 is as follows:

                                                    Segments
                          --------------------------------------------------------------
                          Construction        Product      Consolidated
                          Manufacturing     Management       Marketing         Totals
                          -------------     ----------       ---------         ------
Net Sales to
 Unaffiliated Customers    $ 1,653,399      $ 267,559        $ 187,682      $ 2,108,640

Interest Expense               120,994          1,055           62,817          184,866

Depreciation and
 Amortization                  254,130         29,584           20,905          304,619

Segment Profit (Loss)          (21,496)       (53,161)        (533,734)        (608,391)

Segment Assets               6,599,988        277,698          747,304        7,624,990

Expenditures for Assets          5,452                                            5,452

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000


NOTE 13:  SEGMENT REPORTING (CONTINUED)

RECONCILIATION OF SEGMENT INFORMATION TO CONSOLIDATED AMOUNTS

Information for the Company's reportable segments relates to the enterprise's consolidated totals as follows:

   REVENUES
     Total Revenues for Reportable Segments                    $ 2,108,640
                                                               -----------

       Total Consolidated Revenues                             $ 2,108,640
                                                               ===========
   PROFIT OR LOSS
     Total Profit (Loss) for Reportable Segments               $  (608,391)
     Other Income (Expense)                                       (529,450)
     Accretion of Discount and Dividends on
       Mandatory Redeemable Preferred Stock                       (209,333)
     Gain on Extinguishment of Mandatory
       Redeemable Preferred Stock                                1,994,768
     General Corporate Expenses                                   (609,219)
                                                               -----------

       Total Consolidated Profit (Loss)                        $    38,375
                                                               ===========
   ASSETS
     Total Assets for Reportable Segments                      $ 7,624,990
                                                               -----------

       Total Consolidated Assets                               $ 7,624,990
                                                               ===========

MAJOR CUSTOMERS

For the year ended February 28, 2001, no customer exceeded 10% of revenue overall although one customer, a liquidator, accounted for 30.14% of the revenue in the Product Marketing segment. In the year ended February 29, 2000, two customers each representing more than 10% of gross sales accounted for $87,359, or 32%, of the segments sales. These customers were a retailer with sales of $38,172, or 14%, and a uniform company with sales of $49,187, or 18%.