Form 10QSB
period 2001-05-31
AMERICAN COMMERCE SOLUTIONS
filed 2001-07-19
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended May 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ____________


                         COMMISSION FILE NUMBER 33-98682


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


                     1400 Chamber Dr., Bartow, Florida 33830
                    (Address of Principal Executive Offices)


                                 (863) 533-0326
                (Issuer's Telephone Number, Including Area Code)


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

     Common Stock, $.002 par value per share, 10,784,178 shares outstanding at June 20, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [X] No [ ]

                        AMERICAN COMMERCE SOLUTIONS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Balance Sheets as of May 31, 2001                       3
          Consolidated Statements of Operations for the three months
            ended May 31, 2001 and May 31, 2000                                5
          Consolidated Statements of Cash Flows for the three months
            ended May 31, 2001 and  May 31, 2000                               6

          Notes to the Consolidated Financial Statements                       8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities                                            13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submissions of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    May 31, 2001
                                                                    ------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                         $    25,928
  Accounts Receivable, Net of Allowance $41,045                         191,075
  Inventory                                                             687,739
  Short Term Loans Receivable                                           296,525
  Other Current Assets                                                   20,328
                                                                    -----------
     Total Current Assets                                             1,221,595

Property and Equipment, Net                                           5,366,878
Intangible Assets, Net                                                   67,496
Real Property for Resale                                                243,000
Equipment for Resale                                                    481,000
                                                                    -----------
     TOTAL ASSETS                                                   $ 7,379,969
                                                                    ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- CONTINUED
                                   (Unaudited)

                                                                    May 31, 2001
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                                 $   167,690
  Accounts Payable                                                      735,143
  Accrued Expenses                                                      179,903
  Accrued Payroll                                                       489,248
  Accrued Interest                                                      145,291
  Short-Term Loans                                                      361,252
                                                                    -----------
     Total Current Liabilities                                        2,078,527

Long-Term Debt, Net of Current Portion                                1,915,450

STOCKHOLDERS' EQUITY:

Preferred Stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, $.001 par value,
  110 shares issued and outstanding, liquidating preference
  $361,400 Series B, cumulative and convertible, authorized
  3,950 shares, $.001 par value, 3,207 shares issued and
  outstanding                                                                 3

Series C, cumulative and convertible, $.001 par value,
  4,800 shares issued and outstanding, liquidating preference
  $9,800,000                                                                  5

Common Stock, $.002 par value, authorized 30,000,000 shares,
  10,718,432 issued and outstanding                                      21,437
Additional Paid-In Capital                                           12,442,973
Stock Receivable                                                       (242,000)
Accumulated Deficit                                                  (8,836,426)
                                                                    -----------
     Total Stockholders' Equity                                       3,385,992
                                                                    -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 7,379,969
                                                                    ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Three Months Ended
                                                           May 31, 2001     May 31, 2000
                                                           ------------     ------------
Net Sales                                                  $    579,841     $    26,873
Cost of Goods Sold                                              258,390           7,025
                                                           ------------     -----------
Gross Profit                                                    321,451          19,848

Selling, General and Administrative Expenses:
  Payroll and Payroll Taxes                                     412,015         105,783
  Consulting Expenses                                           101,050          89,359
  Depreciation and Amortization                                  80,367          12,681
  Professional Fees                                             148,266           9,272
  Other                                                         143,433          29,735
                                                           ------------     -----------
    Total Selling, General and Administrative Expenses          885,131         246,830
                                                           ------------     -----------
    Loss from Operations                                       (563,680)       (226,982)
    Interest Expense                                            (42,052)        (12,548)
    Other Expenses                                               (6,066)
                                                           ------------     -----------
Net loss                                                       (611,798)       (239,530)

Accretion of Discount and Dividends on Mandatory
  Redeemable Preferred Stock                                                   (143,803)
                                                           ------------     -----------
Net Loss to Common Shareholders                                (611,798)       (383,333)
                                                           ============     ===========

Net Loss per Common Shareholders, Basic and Diluted        $      (0.06)    $     (0.14)
                                                           ============     ===========

Weighted Average Number of Common Shares Outstanding         10,897,217       2,815,910
                                                           ============     ===========

                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                      May 31, 2001  May 31, 2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $(611,798)    $(239,530)
Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Depreciation and Amortization                           80,367        12,681
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                     63,424        32,218
   Inventory                                               29,970         6,604
   Prepaid Expenses                                       (69,046)       78,879
   Other Assets                                            (8,172)      (25,622)
   Accounts Payable                                       102,335       (11,559)
   Accrued Expenses                                       177,849        62,841
                                                        ---------     ---------
   Net Cash Used in Operating Activities                 (228,966)      (71,929)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:                          --            --
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances on Notes Payable and Long-Term Debt             27,435        38,645
  Repayments on Notes Payable and Long-Term Debt          (33,626)       (6,239)
  Exercise of Stock Options and Warrants                  221,200        28,000
  Proceeds Received on Common Stock Receivable              5,000
                                                        ---------     ---------
  Net Cash Provided by Financing Activities               220,009        60,406
                                                        ---------     ---------
Net Decrease in Cash                                       (8,957)      (11,523)

Cash and Cash Equivalents - Beginning of Period            34,885        11,523
                                                        ---------     ---------
Cash and Cash Equivalents - End of Period               $  25,928     $       0
                                                        =========     =========

                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                    For the Three  Months Ended
                                                    May 31, 2001    May 31, 2000
                                                    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Paid During the Period for Interest               $    138        $  --
                                                       ========        =====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property Surrendered for Note Repayment              $133,416        $  --
                                                       ========        =====

  Securities Issued for Debt Repayment                 $  7,843        $  --
                                                       ========        =====

                 The accompanying notes are an integral part of
                    these Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2001

NOTE 1: THE COMPANY

     The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. In December 2000 the shareholders voted at the annual shareholders' meeting to change the name of the Company to American Commerce Solutions, Inc. The Company is primarily a holding company whose wholly-owned subsidiaries are engaged in the machining and fabrication of parts used in industry, parts sales and service for heavy construction equipment, and paving and concrete installation.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $563,680 and $226,982 for the three month periods ended May 31, 2001 and 2000, respectively. Current liabilities exceed current assets by $856,932 and $818,312 at May 31, 2001 and 2000. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

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

NOTE 3: BASIS OF PRESENTATION

     The interim financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2001. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2002.

NOTE 4: SEGMENT AND RELATED INFORMATION

     The Company's reportable segments are manufacturing construction management and product marketing.

     MANUFACTURING offers the production, maintenance and repair of certain heavy industrial parts and equipment, and the repair and sale of parts and the service for their installation. International Machine and Welding, Inc. began operations on June 1, 2000.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2001

NOTE 4:  SEGMENT AND RELATED INFORMATION (continued)

     CONSTRUCTION MANAGEMENT offers installation and repair of concrete structures and commercial and residential paving. On a limited basis this sector also sells commercial vehicles and heavy equipment and supplies. The operating company in this segment is Rhode Island Truck and Equipment Corp.

     PRODUCT MARKETING offers the design, manufacture, marketing and selling of commercial and industrial work-wear products. The Board of Directors determined to sell the assets and discontinue the operations of this subsidiary, effective May 31, 2001. Management immediately entered into negotiations with the President of the subsidiary to purchase the assets of the subsidiary.

     The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's financial statements and related notes contained in the Company's Annual Report on Form 10-KSB. The Company evaluates the performance of its operating segments based upon income before taxes and non-recurring charges such as beneficial conversion features and extraordinary items.

     Segment information for the three months ended May 31, 2001 and 2000 was as follows:

     For three months ended May 31, 2001:

                                                     CONSTRUCTION     PRODUCT
                                     MANUFACTURING    MANAGEMENT     MARKETING
                                     -------------    ----------     ---------
     Revenue                          $   494,980     $  49,808      $  35,053
     Income (loss) from operations        (26,369)       (9,093)       (46,180)
     Depreciation and amortization         70,367        10,000
     Total assets                     $ 6,540,806     $ 263,393      $ 517,843

     For three months ended May 31, 2000:

                                                     CONSTRUCTION     PRODUCT
                                     MANUFACTURING    MANAGEMENT     MARKETING
                                     -------------    ----------     ---------
     Revenue                          $               $             $    26,873
     Income (loss) from operations                                     (214,301)
     Depreciation and amortization                                       12,681
     Total assets                                                   $ 1,336,807

     Reconciliation of consolidated amounts:

                                                         FOR THREE MONTHS
                                                           ENDED MAY 31,
                                                      ----------------------
                                                         2001         2000
                                                         ----         ----
     Revenues
       Total revenues reportable segments             $ 579,841     $ 26,873
       Other revenues
       Total revenues from operations                 $ 579,841     $ 26,873

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2001

NOTE 4:  SEGMENT AND RELATED INFORMATION (continued)

     Income (loss) from continuing operations
       Segments                                         $ (81,642)    $(226,982)
       Unallocated amounts                               (482,038)     (143,803)
         Interest expense                                 (42,052)      (12,548)
         Other expense                                     (6,066)
     Net loss per common shareholder                    $(611,798)    $(383,333)

     Reconciliation of consolidated amounts:

                                                           FOR THREE MONTHS
                                                             ENDED MAY 31,
                                                          ------------------
                                                          2001          2000
                                                          ----          ----
     Assets

     Total assets for reportable segments              $7,322,042    $1,336,807
     Other assets                                          57,927
     Total assets                                      $7,379,969    $1,336,807

NOTE 5: SUBSEQUENT EVENT

     JD AMERICAN WORKWEAR, INC. - On May 18, 2001, the Board of Directors determined to sell the assets and discontinue the operations of this subsidiary, effective June 1, 2001. Management immediately entered into negotiations with the President of the subsidiary to purchase the assets of the subsidiary. As of the date of this filing, the negotiations have not been finalized, but are expected to be before the end of July 2001.

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

     The acquisition of Patina Corp. and its subsidiary International Machine and Welding, Inc. provided a full service welding and machine shop with expertise in metal fabrication, various types of welding, machining and boring operations. The subsidiary is particularly strong in the re-manufacturing of large, complex shaped heavy components, pumps, valves, bearings, shafts etc. The company's boring mill is one of the largest in the Southeast allowing the company to machine items up to 20 feet in diameter and 55 feet in length.

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

     Rhode Island Truck and Equipment Corp. has provided commercial truck, heavy equipment and supply sales in Rhode Island. In January 2000, the operations were expanded to include paving and concrete work that had been done individually by family members associated with the Company. The current expansion, in the Northeast of building trades, road construction and repair, and a booming construction economy that allows individuals to make repairs or improvements to their properties made this expansion feasible.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2001 AND 2000.

     Net sales for the three months ended May 31, 2001 increased by 2058.0% to $579,841 from $26,873 for the three months ended May 31, 2000. The increase is directly attributable to the addition of the manufacturing and construction segments' operating revenues beginning June 1, 2000. Cost of goods sold for the three months ended May 31, 2001 was $258,390 compared to $7,025 for the three months ended May 31, 2000. Gross margin for the three months ended May 31, 2001 was $321,451 compared to $19,848 for the three months ended May 31, 2000. The gross profit margin percentage decreased to 55.4% for the three months ending May 31, 2001 from a 73.9% gross profit margin percentage for the three months ended May 31, 2000. The decrease is due to the lower gross profit margins of the manufacturing and construction segments.

     Operating expenses increased to $885,131 for the three months ended May 31, 2001 from $246,830 for the three months ended May 31, 2000 as a result of the addition of the manufacturing and construction segments.

     The net loss for the three months ended May 31, 2001 was $611,798 ($.06 per common share) compared to a net loss of $383,333 ($.14 per common share) for the three months ended May 31, 2000. The increase is directly attributable to a low sales activity in the product marketing segment and an increase in administrative costs for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $228,966 for the three months ended May 31, 2001 compared to $71,929 for the three months ended May 31, 2000. Accounts receivable increased $16,609 from May 31, 2000 to May 31, 2001 as a result of increases in sales volume due to the addition of the manufacturing and construction segments. Inventory also increased with the addition of the manufacturing and construction segments during the first three months of fiscal 2001.

     Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the three months ended May 31, 2001. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 28, 2002 and to meet its business strategy of achieving significant expansion in revenue for all divisions and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Through May 31, 2001, the Company has experienced substantial losses, and at May 31, 2001 had an accumulated deficit of approximately $8,836,426. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - MANUFACTURING

     Manufacturing revenues were $256,256 from machining operations, $171,027 from the parts sales operation, and $67,697 from the heavy equipment service operations for the three months ended May 31, 2001. Cost of goods sold were $215,818 from the division for the three months ended May 31, 2001. General and administrative expenses were $279,162 for the three months ended May 31, 2001. There are no comparable amounts in fiscal year 2000, as the operation did not exist.

RESULTS OF OPERATIONS - CONSTRUCTION MANAGEMENT

     Construction management revenues were $49,808 for the three months ended May 31, 2001. During fiscal year 2000, the division changed its focus from commercial vehicle sales to providing paving and concrete services that produced revenues of $44,190 during this period. Cost of goods sold were $28,815 for the three months ended May 31, 2001. General and administrative expenses were $20,993 for the three months ended May 31, 2001. There are no comparable amounts in fiscal year 2000, as the segment was not acquired until June 2000.

RESULTS OF OPERATIONS - PRODUCT MARKETING

     Product marketing revenue increased by 30.4%, or $8,180 to $35,053 for the three months ended May 31, 2001 from $26,873 due to the change in its direction from product sales to product licensing. Cost of goods sold increased by 95.8%, or $6,732 to $13,757 for the three months ended May 31, 2001 due to the increased sales of merchandise. General and administrative expenses declined by 72.7%, or $179,354 to $67,476 for the three months ended May 31, 2001. This decrease is directly related to the reduction of salaries and benefits, travel, consulting, freight and delivery, and miscellaneous expenses that comprise $134,262 of the reduction in the three months ended May 31, 2001 when compared to the three month period ending May 31, 2000.

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

                                     AMERICAN COMMERCE SOLUTIONS, INC.


                                     By: /s/ Steven D. Smith
                                     -------------------------------------------
                                     Steven D. Smith, President
                                     (Principal Executive Officer)

                                     /s/ Frank D. Puissegur
                                     -------------------------------------------
                                     Frank D. Puissegur, Chief Financial Officer
Date:  July 20, 2001                 (Principal Accounting Officer)