Form 10QSB
period 2001-08-31
AMERICAN COMMERCE SOLUTIONS
filed 2001-10-19
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2001

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________


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


                       1400 Chamber Dr., Bartow, FL 33830
                    (Address of Principal Executive Offices)


                                 (863) 533-0326
                (Issuer s Telephone Number, Including Area Code)


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

     Common Stock, $.002 par value per share, 10,784,178 shares outstanding at October 6, 2001.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                        AMERICAN COMMERCE SOLUTIONS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of August 31, 2001                  3

             Consolidated Statements of Operations for the Three Months
             Ended August 31, 2001 and August 31, 2000                         5

             Consolidated Statements of Operations for the Six Months
             Ended August 31, 2001 and August 31, 2000                         6

             Consolidated Statements of Cash Flows for the Six Months
             Ended August 31, 2001 and August 31, 2000                         7

             Notes to Financial Statements                                     8

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                14

     Item 2. Changes in Securities                                            14

     Item 3. Defaults Upon Senior Securities                                  14

     Item 4. Submissions of Matters to a Vote of Security Holders             14

     Item 5. Other Information                                                14

     Item 6. Exhibits and Reports on Form 8-K                                 14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN COMMERCE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                 August 31, 2001
                                                                 ---------------
ASSETS

Current Assets:
  Cash and cash equivalents                                           $   18,695
  Accounts receivable, net of allowance $35,114                          258,619
  Inventory                                                              307,711
  Short term loans receivable                                            249,732
                                                                      ----------
     Total current assets                                                834,757

  Real property for resale                                               243,150
  Equipment for resale                                                   476,000
  Property and equipment, net                                          5,276,821
  Intangible assets, net                                                  16,912
                                                                      ----------
     TOTAL ASSETS                                                     $6,847,640
                                                                      ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                           BALANCE SHEET -- CONTINUED
                                   (Unaudited)

                                                                 August 31, 2001
                                                                 ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                                $    421,497
  Accounts payable                                                      641,399
  Accrued expenses                                                      805,660
  Shareholder loans                                                      29,569
  Short-term loans                                                      193,985
                                                                   ------------
     Total current liabilities                                        2,092,110

Long-Term Debt, Net of Current Portion                                1,875,838

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, total authorized 1,000,000 shares:
Series A, cumulative and convertible, $.001 par value,
110 shares issued and outstanding, liquidating
preference $361,400 Series B, cumulative and convertible,
$.001 par value, 3,207 shares issued and outstanding,
liquidating preference $3,303,210                                             3
Series C, cumulative and convertible, $.001 par value,
4,800 shares issued and outstanding, liquidating
preference $4,800,000                                                         5
Common stock, $.002 par value, authorized 30,000,000 shares,
10,718,432 issued and 9,993,432 outstanding                              21,437
Additional paid-in capital                                           14,281,208
Stock receivable                                                       (242,000)
Accumulated deficit                                                 (10,759,994)
Treasury stock                                                         (420,967)
                                                                   ------------
     Total Stockholders' equity (deficit)                             2,879,692
                                                                   ------------
   TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)                              6,847,640
                                                                   ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months Ended
                                                               ---------------------------------
                                                               August 31, 2001   August 31, 2000
                                                               ---------------   ---------------
Net sales                                                        $    738,873      $    645,662
Cost of goods sold                                                    469,132           307,538
                                                                 ------------      ------------
Gross profit                                                          269,741           338,124

Selling, general and administrative expenses:
  Payroll and payroll taxes                                           153,534           150,085
  Consulting expenses                                                  20,329           104,654
  Professional fees                                                   127,037            45,218
  Other                                                                73,347           149,774
                                                                 ------------      ------------
    Total selling, general and administrative expenses                374,247           449,731
                                                                 ------------      ------------
    Loss from operations                                             (104,506)         (111,607)
    Other income                                                       15,344
    Income from the disposal of assets                                 14,547
    Interest expense, net                                             (70,591)          (55,265)
                                                                 ------------      ------------
Net income (loss)                                                    (145,206)         (166,872)
Accretion of discount and dividends on mandatory
redeemable preferred stock                                                              (99,772)
                                                                 ------------      ------------
Net income (loss) to common shareholders                         $   (145,206)     $   (266,644)
                                                                 ============      ============
Net income (loss) per common shareholders, basic and diluted     $       (.01)     $       (.09)
                                                                 ============      ============
Weighted average number of common shares outstanding               10,659,346         2,899,000
                                                                 ============      ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Six Months Ended
                                                                ---------------------------------
                                                                August 31, 2001   August 31, 2000
                                                                ---------------   ---------------
Net sales                                                            1,283,661      $    736,707
Cost of goods sold                                                     713,765           353,382
                                                                  ------------      ------------
Gross profit                                                           569,896           383,325

Selling, general and administrative expenses:
  Payroll and payroll taxes                                            565,549           296,572
  Consulting expenses                                                  120,579           162,259
  Professional fees                                                    274,437            57,826
  Other                                                                231,337           207,421
                                                                  ------------      ------------
    Total selling, general and administrative expenses               1,191,902           724,078
    Loss from operations                                              (622,006)         (340,753)
  Other income                                                          15,344
  Other income from disposition of assets                               14,547
  Interest expense, net                                               (112,643)          (68,687)
                                                                  ------------      ------------
                                                                      (704,758)         (409,440)

Less: Profit on purchased segment prior to date of acquisition                             3,038
                                                                  ------------      ------------
Net loss from continuing operations                                   (704,758)         (406,402)

Loss from discontinued operations                                      (45,214)

Accretion of discount and dividends on mandatory redeemable
preferred shares                                                                        (243,575)
                                                                  ------------      ------------
Net loss per common shareholder                                   $   (749,972)     $   (649,977)
                                                                  ============      ============
Net loss per common shareholders, basic and diluted               $       (.07)     $       (.22)
                                                                  ============      ============
Weighted average number of common shares outstanding                10,659,346         2,899,000
                                                                  ============      ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                             ----------------------------------
                                                             August 31, 2001    August 31, 2000
                                                             ---------------    ---------------
Cash flows from operating activities
Net loss                                                        $(749,972)         $(409,440)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Depreciation and amortization                                  196,554             89,296
   Securities issued for services rendered                         10,992            165,698
   Gain on sale of assets                                         (14,457)
Changes in operating assets and liabilities:
   Accounts receivable                                             (4,120)           (55,152)
   Notes receivable, stockholder                                                       2,635
   Inventory                                                      409,998            (41,067)
   Other assets                                                    47,262            (78,254)
   Bank overdraft                                                  20,885
   Accounts payable                                               (12,293)            77,165
   Accrued expenses                                               169,067            176,141
                                                                ---------          ---------
   Net cash used in operating activities                           73,916            (72,978)
                                                                ---------          ---------
Cash flows from investing activities
  Capital expenditures                                             (2,271)                --
  Investment in loans receivable                                  (41,925)
                                                                ---------          ---------
  Net cash used by investing activities                           (44,196)                --
                                                                ---------          ---------
Cash flows from financing activities
  Advances on notes payable and long-term debt                     70,000             65,603
  Repayments on notes payable and long-term debt                  (40,643)           (21,315)
  Exercise of stock options and warrants                                              28,000
  Net repayment of stockholder loans                              (75,267)
                                                                ---------          ---------
  Net cash provided by financing activities                       (45,910)            72,288
                                                                ---------          ---------
Net decrease in cash                                              (16,190)              (690)

Cash and cash equivalents - beginning of period                    34,885             11,523
                                                                ---------          ---------
Cash and cash equivalents - end of period                       $  18,695          $  10,833
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

                        AMERICAN COMMERCE SOLUTIONS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                              For the Six Months Ended
                                                         ---------------------------------
                                                         August 31, 2001   August 31, 2000
                                                         ---------------   ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest                     $ 32,910            $ --
                                                             ========            ====

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property surrendered for note repayment                    $133,416            $ --
                                                             ========            ====
  Securities issued for debt repayment                       $  7,000            $ --
                                                             ========            ====
  Notes payable refinanced                                   $221,229            $ --
                                                             ========            ====
  Treasury stock acquired in sale of operation               $420,967            $ --
                                                             ========            ====
  Stock options issued for compensation                      $221,000            $ --
                                                             ========            ====
  Stock option issued in sale of operation                   $  4,700            $ --
                                                             ========            ====
  Equipment purchased for notes payable                      $ 61,745            $ --
                                                             ========            ====

              The accompanying notes are an integral part of these
                        Consolidated Financial Statements

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

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

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $704,758 and $406,402 for the six month periods ended August 31, 2001 and 2000, respectively. Current liabilities exceed current assets by $1,257,353 and $392,214 at August 31, 2001 and 2000. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

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

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

NOTE 4: SEGMENT AND RELATED INFORMATION

     The Company's reportable segments are manufacturing and construction management. The product marketing segment has been discontinued and its assets were sold June 1, 2001 for certain considerations and the return of 725,000 shares of the Company's common stock owned by the prior president of the Company.

     MANUFACTURING offers the production, maintenance and repair of certain heavy industrial parts and equipment, and the repair and sale of parts and installation service. International Machine and Welding, Inc. began operations on June 1, 2000.

     CONSTRUCTION MANAGEMENT offers installation and repair of concrete surfaces plus commercial and residential paving. This segment also has a license to sell used equipment and vehicles issued by the State of Rhode Island. International Paving is the operating subsidiary of Rhode and Truck and Equipment Corp. that is the operator in this segment.

     The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's financial statements and related notes contained in the Company's Annual report on Form 10-KSB. The Company evaluates the performance of its operating segments based upon income before taxes and non-recurring charges such as beneficial conversion features and extraordinary items.

     Segment information for the six months ended August 31, 2001 and 2000 was as follows:

     For six months ended August 31, 2001:

                                                       CONSTRUCTION
                                     MANUFACTURING      MANAGEMENT
                                     -------------     ------------
     Revenue                          $1,051,694        $  231,967
     Income (loss) from operations         3,285           26,526
     Depreciation and amortization       170,790           20,179
     Total assets                      6,578,091          337,399

     For six months ended August 31, 2000:

                                                      CONSTRUCTION
                                     MANUFACTURING     MANAGEMENT
                                     -------------    ------------
     Revenue                          $  543,581       $  147,378
     Income (loss) from operations       103,991            1,796
     Depreciation and amortization        44,213           19,723
     Total assets                      6,005,818          314,443

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 August 31, 2001

NOTE 4: SEGMENT AND RELATED INFORMATION (continued)

     Reconciliation of consolidated amounts:

                                                         FOR THE SIX MONTHS
                                                          ENDED AUGUST 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
     Revenues
       Total revenues reportable segments            $ 1,283,661    $   736,707
       Other revenues
       Total revenues from operations                $ 1,283,661    $   736,707

     Income (loss) from continuing operations
       Segments                                      $    29,811    $  (162,172)
       Unallocated amounts                              (636,473)      (463,660)
       Interest expense                                 (112,901)       (28,075)
         Interest income                                     258            892
         Gain on sale of assets                           14,547
         (Loss) from discontinued operations             (45,214)
     Net loss per common shareholder                 $  (749,972)   $  (653,015)

     Reconciliation of consolidated amounts:

                                                         FOR THE SIX MONTHS
                                                          ENDED AUGUST 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
     Assets

     Total assets for reportable segments            $ 6,915,490    $ 7,523,007
     Other assets                                        (67,850)        78,440
     Total assets                                    $ 6,847,640    $ 7,601,447

NOTE 5: DISCONTINUED OPERATIONS

     In May 2001, the Board of Directors determined to discontinue the operations of this subsidiary as of June 1, 2001. The operations were sold for the to the President of the Subsidiary in exchange for 725,000 shares of the Company's common valued at $420,967. The fair value of the net assets sold was $337,967. In addition, the Company issued stock options valued at $47,000 and a note payable for $36,000 to the President of the Subsidiary. In connection with the transaction, the Company assumed the lease on the Rhode Island facility and entered into a license agreement with the President of the Subsidiary.

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

RESULTS OF OPERATIONS

     With the sale of the assets of the JD American Workwear, Inc. subsidiary and the discontinuance of further operations the Company is radically different from previous reports. The significant losses and negative cash flow have ceased and the operations of the subsidiaries below are marginally profitable.

     The operations housed at International Machine and Welding include an independent full service repair facility capable of repairing most heavy construction equipment, including rebuilding engines, transmissions, torque converters, undercarriage and tracks for crawler tractors. The Company has a fleet of field service trucks capable of doing most repairs in the field. Coupled with these operations is a direct to the consumer parts sales operation for heavy construction equipment.

     Rhode Island Truck and Equipment Corp. has historically provided commercial truck, heavy equipment and supply sales in Rhode Island. In January 2001, the operations were expanded to include paving and concrete work that had been done individually by family members associated with the Company. The current expansion, in the Northeast of building trades, road construction and repair, and a booming economy that allows individuals to make repairs or improvements to their properties made this expansion feasible.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000.

     Net sales for the three months ended August 31, 2001 increased 14.4% to $738,873 from $645,662 for the three months ended August 31, 2000. The increase is directly attributable to the increase in the manufacturing segment's revenues of $13,133 and the increase in revenue $80,078 in the construction management segment. Cost of goods sold for the three months ended August 31, 2001 was $469,132 compared to $307,538 for the three months ended August 31, 2000. Gross margin for the three months ended August 31, 2001 was $269,741 compared to $338,124 for the three months ended August 31, 2000. The gross profit margin percentage decreased to 36.5% for the three months ending August 31, 2001 from a 52.3% gross profit margin percentage for the three months ended August 31, 2000. The decrease is due to the lower gross profit margins of the construction management sector due to increased asphalt costs for contracts completed in the quarter that were entered into the previous year and the increase in depreciation now included.

     Operating expenses decreased to $374,247 for the three months ended August 31, 2001 from $382,976 for the three months ended August 31, 2000 as a result of the reduction in consulting fees.

     The net loss for the three months ended August 31, 2001 was $104,506 ($.01) per common share compared to a net loss of $266,644 ($.09) per common share for the three months ended August 31, 2000. The change was related to reductions in consulting fees and other expenses that were partially offset by higher depreciation expenses and professional fees. Additionally, there was no current year requirement for accretion expenses.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2000.

     Net sales for the six months ended August 31, 2001 increased 74.2% to $1,283,661 from $736,707 for the six months ended August 31, 2000. The increase is directly attributable to the inclusion of manufacturing and construction management division revenues of $544,788 for the first fiscal quarter of 2001 and the increase in revenue during the second fiscal quarter of $93,211 over the previous years second fiscal quarter ended August 31, 2000. Cost of goods sold for the six months ended August 31, 2001 was $713,765 compared to $353,382 for the six months ended August 31, 2000. Gross margin for the six months ended August 31, 2001 was $569,896 compared to $383,325 for the six months ended August 31, 2000. The gross profit margin decreased to 44.4% for the six months ending August 31, 2001 an decrease of 7.6% over the 52% gross profit margin for the six months ended August 31, 2000. The decrease in the gross profit margin is primarily due to the decrease in the gross profit margin of paving due to increased asphalt prices that could not be passed on to the customer and change in the product mix in the manufacturing sector.

     Operating expenses increased to $1,191,902 for the six months ended August 31, 2001 from $724,078 for the six months ended August 31, 2000. The increase is due to the addition of parent company personnel adding $120,000, professional fees that increased $216,605 and depreciation that rose $107,258 for the six months ended August 31, 2001 as compared to the six months ended August 31, 2000.

     The net loss for the six months ended August 31, 2001 was $749,972 ($.07 per common share) compared to a net loss of $649,977 ($.22 per common share) for the six months ended August 31, 2000. The increase is directly attributable to increased interest; payroll and depreciation expense for the six months ended August 31, 2001 as compared to the six months ended August 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $73,916 for the six months ended August 31, 2001 compared to $72,978 net cash used in operating activities for the six months ended August 31, 2000. Accounts receivable increased $4,120 from February 28, 2001 to August 31, 2001 as a result of increased sales and diligent collection efforts. Inventory of continuing operating segments decreased $31,120.

     Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the six months ended August 31, 2001. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ending February 28, 2002 and to meet its business strategy of achieving significant expansion in revenue for all divisions and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Through August 31, 2001, the Company has experienced substantial losses, and at August 31, 2001 had an accumulated deficit of $10,759,994. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - MANUFACTURING

     Manufacturing revenues were $508,460 from machining operations, $381,794 from parts sales operations, and $161,440 from heavy equipment service and rental operations for the six months ended August 31, 2001 as compared to $173,217 from machining operations, $261,152 from the parts sales operation, and $109,212 from the heavy equipment service operations for the six months ended August 31, 2000. Cost of goods sold were $605,643 for the six months ended August 31, 2001 as compared to $248,808 from the division for the six months ended August 31, 2000. General and administrative expenses were $442,766 for the six months ended August 31, 2001 as compared to $150,729 for the six months ended August 31, 2000. The increase in all categories relates to an additional three months of operations that were not included in the comparative period ended August 31, 2000.

RESULTS OF OPERATIONS - CONSTRUCTION MANAGEMENT

     Construction management revenue increased by 57.4%, or $84,910 to $231,967 for the six months ended August 31, 2001 from $147,378 due to increased municipal paving contracts. Cost of goods sold increased by 68.3%, or $43,874 to $108,122 for the six months ended August 31, 2001 due to the increased sales and the additional cost increases in asphalt. General and administrative expenses increased $17,436 to $97,319 for the six months ended August 31, 2001.

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

                                  AMERICAN COMMERCE SOLUTIONS, INC.


                                  By: /s/ Steven D. Smith
                                      --------------------------------
                                      Steven D. Smith, President
                                      (Principal Executive Officer)

                                      /s/ Frank D. Puissegur
                                      --------------------------------
                                      Frank D. Puissegur, Chief
                                      Financial Officer
Date:  October 18, 2001               (Principal Accounting Officer)