Form 10QSB
period 2001-11-30
AMERICAN COMMERCE SOLUTIONS
filed 2002-01-17
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2001

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

     Common Stock, $.002 par value per share, 10,768,497 shares outstanding at January 15, 2002.

     Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                        AMERICAN COMMERCE SOLUTIONS, INC.

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of November 30, 2001              3

               Consolidated Statements of Operations for the Three Months
               ended November 30, 2001 and November 30, 2000                   5

               Consolidated Statements of Operations for the Nine Months
               ended November 30, 2001 and November 30, 2000                   6

               Consolidated Statements of Cash Flows for the Nine Months
               ended November 30, 2001 and November 30, 2000                   7

               Notes to Financial Statements                                   9

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      12

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                              14

     Item 2.   Changes in Securities                                          14

     Item 3.   Defaults Upon Senior Securities                                14

     Item 4.   Submissions of Matters to a Vote of Security Holders           14

     Item 5.   Other Information                                              14

     Item 6.   Exhibits and Reports on Form 8-K                               14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        AMERICAN COMMERCE SOLUTIONS, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                               November 30, 2001
                                                               -----------------
ASSETS

Current Assets:
  Cash and cash equivalents                                        $   10,697
  Accounts receivable, net of allowance $35,114                       208,033
  Inventory                                                           280,516
  Real property for resale                                            243,150
  Equipment for resale                                                476,000
  Short term loans receivable                                         282,258
                                                                   ----------
     Total current assets                                           1,500,654

Property and equipment, net                                         4,897,645
                                                                   ----------
     TOTAL ASSETS                                                  $6,398,299
                                                                   ==========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                           BALANCE SHEET -- CONTINUED
                                   (Unaudited)

                                                               November 30, 2001
                                                               -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFI CIT)

Current liabilities:
  Current portion of long-term debt                               $    438,918
  Accounts payable                                                     570,386
  Accrued expenses                                                     837,656
  Short-term loans                                                     395,214
  Shareholder loans                                                    122,815
                                                                  ------------
     Total current liabilities                                       2,364,989

Long-term debt, net of current portion                               1,569,321

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, total authorized 1,000,000 shares:
Series A, cumulative and convertible, $.001 par value,
  102 shares issued and outstanding, liquidating
  preference $343,494                                                       --
Series B, cumulative and convertible, authorized 3,950
  shares, $.001 par value, 3,303 shares issued and
  outstanding, liquidating preference $3,303,301                             3
Series C, cumulative and convertible, $.001 par value,
  4,800 shares issued and outstanding, liquidating
  preference $4,800,000                                                      5
Common stock, $.002 par value, authorized 30,000,000 shares,
  10,768,497 issued and 9,798,432 outstanding                           21,437
Additional paid-in capital                                          14,281,208
Stock receivable                                                      (242,000)
Treasury stock                                                        (577,499)
Accumulated deficit                                                (11,019,165)
                                                                  ------------
     Total Stockholders' equity (deficit)                            2,463,989
                                                                  ------------
   TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)                          $  6,398,299
                                                                  ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                   ----------------------------
                                                   November 30,    November 30,
                                                       2001            2000
                                                   ------------    ------------
Net sales                                               472,205         794,455
Cost of goods sold                                      289,891         383,411
                                                   ------------    ------------
Gross profit                                            182,314         411,044
Selling, general and administrative expenses            343,031         520,062
                                                   ------------    ------------
                                                       (160,717)       (109,018)

Other income                                              1,978
Interest expense                                        (42,890)        (52,031)
                                                   ------------    ------------

Net loss from continuing operations                    (201,629)       (161,049)

Loss from discontinued operations                       (14,136)

Loss on disposal of discontinued operations             (16,840)

Accretion of discount and dividends on
  mandatory redeemable preferred shares                                 (66,515)

Gain on extinguishment of mandatory
  redeemable preferred stock                                          1,815,519
                                                   ------------    ------------

Net gain (loss) to common stockholders             $   (232,605)   $  1,587,955
                                                   ============    ============
Net gain (loss) per common shareholders,
  basic and diluted                                $       (.02)   $        .54
                                                   ============    ============
Weighted average number of common
  shares outstanding                                 10,682,938       2,945,393
                                                   ============    ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Nine Months Ended
                                                   ----------------------------
                                                   November 30,    November 30,
                                                      2001            2002
                                                   ------------    ------------
Net sales                                          $  1,523,899    $  1,531,162
Cost of goods sold                                      895,534         671,118
                                                   ------------    ------------
Gross profit                                            628,365         860,044

Selling, general and administrative expenses          1,437,614       1,333,434
                                                   ------------    ------------
                                                       (809,249)       (473,390)

Other income                                             17,323
Loss on disposal of assets                               14,547
Interest expense                                       (155,533)       (120,719)
                                                   ------------    ------------
                                                       (932,912)       (594,109)

Less: Profit (loss) on purchased segment
  prior to date of acquisition                                           (3,038)
                                                   ------------    ------------
Net loss from continuing operations                    (932,912)       (591,071)

Loss from discontinued operations                       (59,350)

Loss on disposal of discontinued operations             (16,840)

Accretion of discount and dividends on
  mandatory redeemable preferred shares                                (310,090)

Gain on extinguishment of mandatory
  redeemable preferred stock                                          1,815,519
                                                   ------------    ------------
Net gain (loss) per common shareholder             $ (1,009,102)   $    914,358
                                                   ============    ============
Net gain (loss) per common share,
  basic and diluted                                $       (.09)   $        .31
                                                   ============    ============
Weighted average number of common
  shares outstanding                                 10,682,938       2,945,393
                                                   ============    ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                     --------------------------
                                                     November 30,   November 30,
                                                        2001           2000
                                                     -----------    -----------
Cash flows from operating activities
Net loss                                             $(1,009,102)   $  (591,071)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                        280,511        156,051
    Securities issued for services                       217,843        255,877
    Gain on sale of assets                               (14,547)
    Loss on disposal of subsidiaries                      16,840
Changes in operating assets and liabilities:
    Accounts receivable                                  (31,753)      (144,988)
    Notes receivable, stockholder                                       (55,152)
    Inventory                                              3,403        (36,325)
    Other assets                                          (3,212)       (76,652)
    Accounts payable                                     161,150        116,536
    Accrued liabilities                                  366,631        321,082
                                                     -----------    -----------
    Net cash used in operating activities                (12,236)       (54,642)
                                                     -----------    -----------
Cash flows from investing activities
    Cash surrendered in disposal of subsidiaries         (61,259)
    Collections from notes                                16,753
    Investment in notes                                  (55,307)
    Capital expenditures                                 (10,033)            --
                                                     -----------    -----------
    Net cash provided by investing activities           (109,846)            --
                                                     -----------    -----------
Cash flows from financing activities
    Proceeds from debt                                   159,015         65,603
    Repayment of debt                                    (76,121)       (45,378)
    Proceeds from stock receivable                        15,000         28,000
                                                     -----------    -----------
    Net cash provided by financing activities             97,894         48,225
                                                     -----------    -----------
Net increase decrease in cash                            (24,188)        (6,417)

Cash and cash equivalents - beginning of period           34,885         11,523
                                                     -----------    -----------
Cash and cash equivalents - end of period            $    10,697    $     5,106
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

                        AMERICAN COMMERCE SOLUTIONS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                    ----------------------------
                                                    November 30,    November 30,
                                                       2001            2000
                                                     --------        --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest             $ 34,111        $     --
                                                     ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property sold for mortgage payoff and receivable   $165,000        $     --
                                                     ========        ========

  Securities issued for debt repayment               $  7,000        $     --
                                                     ========        ========

  Notes payable refinanced                           $221,229        $     --
                                                     ========        ========

  Treasury stock acquired in sale of operation       $577,499        $     --
                                                     ========        ========
  Stock option issued in sale of operation           $ 47,000        $     --
                                                     ========        ========

  Equipment purchased for notes payable              $ 65,388        $     --
                                                     ========        ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2001

NOTE 1: THE COMPANY

     The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. In December 2000 the shareholders voted at the annual shareholders' meeting to change the name of the Company to American Commerce Solutions, Inc. The Company is primarily a holding company whose wholly-owned subsidiaries were engaged in the machining and fabrication of parts used in industry, parts sales and service for heavy construction equipment, and paving and concrete installation. The Company sold its paving and concrete subsidiary on October 31, 2001.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $932,912 and $591,071 for the nine month periods ended November 30, 2001 and 2000, respectively. Current liabilities exceed current assets by $864,335 at November 30, 2001. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

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

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2001

NOTE 4: SEGMENT AND RELATED INFORMATION (Continued)

     The accounting policies of the reportable segments are the same as those described in Note 1 to the Company's financial statements and related notes contained in the Company's Annual Report on Form 10-KSB. The Company evaluates the performance of its operating segments based upon income before taxes and non-recurring charges such as beneficial conversion features and extraordinary items.

     Segment information for the Nine months ended November 30, 2001 and 2000 was as follows:

     For Nine months ended November 30, 2001:

                                    MANUFACTURING
                                    -------------
     Revenue                         $ 1,523,899
     Operating gain (loss)               (50,425)
     Depreciation and amortization      (256,185)
     Total assets                      6,185,486

     For Nine months ended November 30, 2000:


                                    MANUFACTURING
                                    -------------
     Revenue                         $ 1,126,538
     Operating gain (loss)               278,676
     Depreciation and amortization       (88,426)
     Total assets                      6,089,001

     Reconciliation of consolidated amounts:

                                                 FOR THE NINE MONTHS
                                                  ENDED NOVEMBER 30,
                                              ---------------------------
                                                 2001            2000
                                              -----------     -----------
     Revenues
       Total revenues reportable segments     $ 1,523,899     $ 1,126,538
       Other revenues
       Total revenues from operations         $ 1,523,899     $ 1,126,538
     Profit (loss) from operations
       Segments                               $   178,279     $   278,676
       Depreciation and amortization             (256,185)        (88,426)
       Unallocated amounts                       (775,663)      1,203,107
       Interest expense                          (155,533)       (120,719)
     Net gain (loss) per common shareholder   $(1,009,102)    $   914,358

                        AMERICAN COMMERCE SOLUTIONS, INC.
                          Notes to Financial Statements
                                   (Unaudited)
                                November 30, 2001

NOTE 4: SEGMENT AND RELATED INFORMATION (Continued)

     Reconciliation of consolidated amounts:

                                              FOR THE NINE MONTHS
                                               ENDED NOVEMBER 30,
                                            ------------------------
                                               2001          2000
                                            ----------    ----------
     Assets

     Total assets for reportable segments   $6,185,486    $6,089,001
       Other assets                            212,813
       Total assets                         $6,398,299    $6,089,001


NOTE 5: GAIN ON EXTINGUISHMENT OF MANDATORY REDEEMABLE PREFERRED STOCK

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

NOTE 6: CAPITALIZATION

     The Company has 30,000,000 common shares and 1,000,000 preferred shares authorized.

NOTE 7: DISCONTINUED OPERATIONS

     On June 1, 2001,  the Company  discontinued  the  operations of JD American
Workwear, its product marketing segment and sold the net assets to the subsidiary's founder and President, a related party, in exchange for 725,000 shares of the Company's common stock valued at $420, 967. The fair value of the assets sold was $337,967. In addition, the Company issued stock options valued at $47,000 and a note payable for $36,000 to the President of the subsidiary. In connection with the transaction, the Company assumed the lease on the Rhode Island facility and entered into a product license agreement. Revenues from the subsidiary amounted to $35,884 and $132,111 for the nine months ended November 30, 2001 and 2000, respectively.

     On October 31, 2001, the Company discontinued the operations of Rhode Island Truck and Equipment and International Paving, its paving and concrete installation subsidiaries. The net assets were sold to the subsidiary's founder and President in exchange for 195,000 of the Company's common stock. The fair value of the assets sold was $156,532 and the Company recorded a loss of $16,840 resulting from the write off of goodwill. Revenues from the discontinued operations amounted to $461,192 and $272,513 for the nine months ended November 30, 2001 and 2000, respectively.

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

Results of Operations

The Company completed the discontinuance of all Rhode Island operation effective November 1, 2001 with the sale of Rhode Island Truck and Equipment Corp. to its former owners. Although the manufacturing sector had a weakening during the fiscal third quarter ended November 30, 2001 due to the soft economy the significant negative cash flows of the past have now been disposed of.

Current operations consist of International Machine and Welding, Inc. an independent full service repair facility capable of repairing most heavy construction equipment, including rebuilding engines, transmissions, torque converters, plus undercarriage and tracks for crawler tractors. A fleet of field service trucks provides the capacity to do most repairs at the customer site. Direct parts sales to the customer complete this portion of the operation. The machine and welding operations contribute significant service capabilities primarily to mining, marine and agricultural customers.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000.

     Net sales for the three months ended November 30, 2001 decreased 40% or $322,250 to $472,205 from $794,455 or the three months ended November 30, 2000. The decrease is directly attributable to the reduction in parts and service sales and the discontinued operations of subsidiaries during 2001. Correspondingly, cost of goods sold for the three months ended November 30, 2001 decreased $93,520 or 24% to $289,891 compared to $383,411 for the three months ended November 30, 2000. Gross margin for the three months ended November 30, 2001 also decreased $228,830 to $182,314 (38.6%) from $411,044 (51.7%) for the three months ended November 30, 2000. The decrease is due to the reduction in parts and service sales and lower profit margins on certain customer jobs in the machining operations and the effects of discontinued operations.

     Operating expenses decreased $177,031 to $343,031 for the three months ended November 30, 2001 down from $520,062 for the three months ended November 30, 2000 as a result of the reduction in salaries of the parent and cost containments in employee benefits and wages for manufacturing operations and the effects of discontinued operations.

     The net loss from continuing operations for the three months ended November 30, 2001 was $201,629 compared to a loss of $161,049 for the three months ended November 30, 2000. The increased loss is a result of decreased sales from the manufacturing segment during the three months ended November 30, 2001. The loss from operations discontinued during the three months ended November 30, 2001 was $14,136.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000.

     Net sales for the nine months ended November 30, 2001 decreased $7,263 to $1,523,899 from $1,531,162 for the nine months ended November 30, 2000. The decrease is attributable to the discontinued operations. Cost of goods sold for the nine months ended November 30, 2001 increased $188,416 (28%) from $671,118 to $895,534. Gross margin for the nine months ended November 30, 2001 was $628,365 (41%) compared to $860,044 (56%) for the nine months ended November 30, 2000. The decrease in the gross profit margin is due to the lower margins of machining jobs.

     Operating expenses increased to $1,437,614 for the nine months ended November 30, 2001 from $1,333,434 for the nine months ended November 30, 2000. The increase is due to increased operating expenses of the manufacturing segment for the nine months ended November 30, 2001 as compared to the period ended November 30, 2000.

     The loss from continuing operations for the nine months ended November 30, 2001 was $932,912 compared to a net loss form operations of $591,071 for the nine months ended November 30, 2000, primarily a result of decreased profitability of the machining operations. The loss from discontinued operations was $59,350.

Liquidity and Capital Resources

     Net cash used in operating activities was $12,236 for the nine months ended November 30, 2001 compared to $54,642 for the nine months ended November 30, 2000. Accounts receivable increased $31,753 from February 28, 2001 to November 30, 2001.

     Cash flow from operations and short-term loans provided the working capital needs and principal payments on long-term debt through the nine months ended November 30, 2001. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ended February 28, 2002 and to meet its business strategy of achieving significant expansion in revenue and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Through November 30, 2001, the Company has experienced substantial losses, and at November 30, 2001 had an accumulated deficit of approximately $11,019,165. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - MANUFACTURING

     Manufacturing revenues were $1,523,899 for the nine months ended November 30, 2001 compared to $1,126,538 for the six months ended November 30, 2000. The segment began operations on June 1, 2000. The segment recognized a net loss of $50,425 for the period ended November 30, 2001 compared to a net profit of $278,676 for the period ended November 30, 2000. The loss results from lower margins on machining jobs and higher operating expenses.

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


                                 AMERICAN COMMERCE SOLUTIONS, INC.


                                 By: /s/ Daniel L. Hefner
                                     -------------------------------------------
                                     Daniel L. Hefner, President
                                     (Principal Executive Officer)


                                     /s/ Frank D. Puissegur
                                     -------------------------------------------
                                     Frank D. Puissegur, Chief Financial Officer
Date: January 16, 2002               (Principal Accounting Officer)