Form 10KSB
period 2002-02-28
AMERICAN COMMERCE SOLUTIONS
filed 2002-06-12
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _____________ to _____________


                          Commission file No. 33-98682

                        AMERICAN COMMERCE SOLUTIONS, INC.
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


Registrant's telephone number, including area code: (863) 533-0326

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

     State the issuer's revenues for its most recent fiscal year: $1,941,855

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at May 15, 2002 was approximately $1,422,323 based upon the closing sale price of $.24 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on May 15, 2002.

     As of May 15, 2002 the registrant had 17,266,344 shares of Common Stock, $.002 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                        American Commerce Solutions, Inc.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended February 28, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business                                               3
Item 2.  Description of Property                                               8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to Vote of Securities Holders                   8

                                     PART II

Item 5.  Market for Common Equity and Related Security Stockholder Matters     9
Item 6.  Management's Discussion and Analysis or Plan of Operation            10
Item 7.  Financial Statements                                                 12
Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           12

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  12
Item 10. Executive Compensation                                               13
Item 11. Security Ownership of Certain Beneficial Owners and Management       15
Item 12. Certain Relationships and Related Transactions                       17
Item 13. Exhibits and Reports on Form 8-K                                     18

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Description of Business - Forward Looking Statements."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     American Commerce Solutions, Inc., was incorporated in Rhode Island in May 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. In December 2000 the shareholders voted to change the name of the company to American Commerce Solutions, Inc. to more accurately portray the activities of the company.

     American Commerce Solutions, Inc. (the "Company" or "American Commerce") is a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary operating in the manufacturing segment. The operating subsidiary is International Machine and Welding, Inc. located in Bartow, FL. The Company successfully completed the sale of the assets and certain liabilities of its JD American Workwear, Inc. subsidiary and the complete sale of its Rhode Island Truck and Equipment, Inc. subsidiary during the fiscal year.

     The Company intends to expand its holdings by acquiring additional subsidiaries to facilitate its business plan. The current business plan has been in development since June 2000.

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

     International Machine and Welding, Inc. also sells OEM and after-market repair parts for heavy equipment. The operation has an extensive cross-reference listing and network of sources. One of the major competitive advantages of the operation is its ability to determine exactly what the customer needs and fulfill the requirement. In many cases, the customer may not have service manuals or to be able to identify part numbers. If a customer has more than one type of machine, which is quite common, they may have to contact a number of different suppliers to get parts for multiple machines. Our operation identifies the required parts and arranges the necessary repairs. As a result, the customer only has to make one phone call for all of their needs. This also makes International Machine and Welding, Inc. an attractive alternative for sales to customers outside the United States. Orders can be accumulated throughout the month and sent on consolidated shipments. This has created a niche market for the direct parts sales division. Management is in the process of negotiating with agents in various markets, including South America, the Caribbean, and Puerto Rico to solicit parts sales. The operation currently has two major customer relationships in the Caribbean. Management believes that this market has not been fully targeted by its competitors and is a potential source of significant business.

     The Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to acquire additional manufacturing operations and construction operations that utilize heavy equipment. Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

ACQUISITIONS AND DIVESTITURES

     The Company sold back to its original founder the assets and certain liabilities of its JD American Workwear, Inc. operation and all of the Rhode Island Truck and Equipment, Inc. operations on May 31, 2001 and October 31, 2001, respectively. The terms and conditions of these transactions have been reported in their respective Form 10-QSB for the period ended May 31, 2001 and November 30, 2001 and are incorporated by reference herein.

     On June 1, 2000, the Company completed the purchase of International Machine and Welding, Inc. by acquiring all of the outstanding capital stock of its holding company, Patina Corporation for a total purchase price of $4,446,159. The acquisition was accounted for using the purchase method of accounting and, accordingly, International Machine and Welding, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition. The acquisition was funded by the issuance of 9,800 shares of Series C 6% Preferred Stock.

     On June 1, 2000, the Company completed the purchase of Rhode Island Truck and Equipment Corp. d/b/a International Paving, Inc. by acquiring all its outstanding capital stock for a total purchase price of $238,000. The acquisition was funded by the issuance of 200,000 shares of common stock.

     On June 1, 2001, the Company discontinued the operations of its JD American Workwear, Inc. subsidiary and exchanged certain assets and liabilities with the President of the subsidiary for 725,000 shares of the Company's common stock and notes payable of $43,115. On October 31, 2001, the Company returned all of the stock of Rhode Island Truck and Equipment Corp. to its original owners in exchange for 155,000 shares of the Company's common stock.

BUSINESS STRATEGY

     The Company has adopted a business strategy that focuses on expansion and diversification through acquisitions of companies in other lines of business. Under the current strategy, the Company has developed divisions in three segments: Manufacturing, Product Marketing, and Construction Management.

     Manufacturing Division. This division was formed to house the operations of International Machine and Welding, Inc. Its operations include a 38,000 square foot machine shop and sales of heavy equipment, parts and service.

     Product Marketing Division. This division has no operations but is currently seeking an acquisition. Negotiations are ongoing for an expected closing in the second quarter ending August 31, 2002.

     Construction Management Division. This division has no operations but is currently negotiating with several companies that may become part of the division prior to the end of the second quarter ending August 31, 2002.

PRODUCTS, SERVICES AND FEATURES

MANUFACTURING SEGMENT

     The Manufacturing Division through International Machine and Welding, Inc. offers a broad range of products and services to heavy industry through its three subdivisions. The operations of Division 1 provide specialized machining of very large components and machinery repair to industries such as aerospace, agricultural processing, chemical, defense, mining, maritime and power generation. Our 38,000 square foot facility located in Bartow, Florida is one of the only operations in the Southeast capable of machining components up to 55 feet in length and/or 20 feet in diameter. Division 2 provides heavy equipment service (parts and labor), which includes repair and bonded rebuilds of engines, tracks, undercarriages, transmissions, final drives and hydraulic systems on heavy equipment. The equipment we repair is from the heavy construction industry including bulldozers, scrapers, loaders, excavators, large tractors, rollers, etc. The division provides field service via a fleet of fully equipped service trucks to provide repairs at the customer's site. Division 3 sells replacement parts to the heavy equipment market, directly to the end user with most of the parts exported outside the United States.

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

MARKETING AND SALES

     Manufacturing Segment

     International Machine and Welding, Inc. operates three subdivisions at one location. Division 1 sales have traditionally come from industries within a 100-mile radius of its facilities requiring specialized machining applications. Direct salesmen have established relationships with specific customers and the Company has expanded the business relationship through quality, rapid turn and value. While this business is quite lucrative, visibility is limited. The operation intends to expand its operations in the OEM market, where the subsidiary provides components to manufacturers of large machines. These types of accounts generally involve annual contracts with three-month rolling schedules. The expansion of the market also is expected to increase the serviceable territory from the Southeast to include the entire United States.

     Direct sales personnel who primarily target mid-tier accounts handle sales for Division 2 and 3. We believe that this broad niche market is largely untapped by the larger factory-sponsored operations which cater specifically to very large accounts. Margins are typically very slim in these accounts and a large percentage of customer base is represented by very few accounts. Because we are an independent repair facility, we can provide service to a much broader base of customers with greater margins than the large factory-sponsored competitors. Division 2 has recently expanded its sales force to address the total available market. Anticipating growth of sales, the Company has installed additional specialized equipment to service undercarriages, which represents approximately 35% of the Company's repair revenue. The recent installation of an additional track press will allow this division to double its capacity.

COMPETITION

     Manufacturing Segment

     The  principal  competitors  of  the  Manufacturing  Division  consists  of regional companies such as Southern Machinery, Florida Plating and Machine, Arroyo and Florida Metallizing in the machining operations and national corporations such as Ringhaver Equipment, Caterpillar, and Case repair facilities in the heavy equipment parts and service category. Management believes that the ability to rapidly turn goods or to provide parts on a timely basis gives it a competitive advantage. We are able to ship parts directly to the consumer, usually on the same day as the order or to return all service work within the time specified either by completing the work at the customers site or because of immediate turnaround capabilities.

     Customer Dependence

     International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 28.9% of the division's revenues in fiscal 2002 compared to 26.6% in fiscal 2001, while the industrial and mining industries accounted for approximately 18.4% and 20.0% in fiscal 2002 compared to 17.2% and 16.6% in fiscal 2001, respectively, of the division's total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

CUSTOMER DEPENDENCE

     International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. During fiscal 2002 two customers provided more than 5% of sales each. These customers were IMC Phosphates Company 10.1% and Vehicare 7.8%.

EMPLOYEES

     At May 15, 2002, the Company and its subsidiaries had 22 employees devoting full-time hours, 2 part time employees and 4 contractors. Of these workers, two are performing executive, management and marketing functions, two are performing accounting, financial and office functions, three provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements. The parent operation has three full time employees. The Manufacturing Division employs 19 full time and 2 part time employees.

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

     These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company), which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statements, whether as the result of new information, future events, the occurrence of unanticipated events, or otherwise. The following sets forth some, but not necessarily all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of any forward-looking statements.

RISK FACTORS

     Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor's Report. The Company had an accumulated deficit at February 28, 2002 of $11,571,008 and net loss to common shareholders of $1,542,919 for the year ended February 28, 2002. At February 28, 2001, the Company had an accumulated deficit of $10,028,089, and net income to common shareholders, of $20,349 for the year ended February 28, 2001, as restated. The Company had negative cash flow for the year ended February 28, 2002 of $20,677 and positive cash flow of $23,362 for the restated period ended February 28, 2001. The Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal. The sale of the assets and discontinuance of JD American Workwear, Inc. will improve the cash flow of the overall Company and allow management to focus on its growth through acquisition strategy without the requirement of committing financial resources to the inventory requirements and marketing needs that management believes would have used a minimum of $500,000 to achieve a minimal return over a lengthy period.

     Growth Plans and Risk of Expansion. In 2000, the Company adopted and implemented a business strategy, which seeks growth and expansion through the acquisition of other companies with diversified lines of businesses. Accordingly, the growth and financial performance of the Company will depend, in large part, upon the Company's ability to identify and locate suitable acquisitions, to manage such growth and the resultant diverse operations, to manage the margins of the acquired operations, and to attract, hire, train, and retain qualified supervisory personnel and other operational employees to meet the Company's needs as it expands, as well as the availability of sufficient working capital. Difficulties resulting from the failure of the Company to manage and control its growth could materially adversely affect the Company's operating results and financial condition.

     No Assurance of Acquisitions. The Company has limited acquisition experience and, although from time to time it has had preliminary discussions with potential acquisition candidates, the Company has not entered into any such transactions since June 2000. The Company does have current understandings, arrangements, or agreements (oral or written) relating to specific acquisitions, but has not secured funding to close the potential acquisitions. There can be no assurance that any acquisition candidate will be interested in such a transaction, that an acquisition transaction will be successfully negotiated or consummated, or that the Company will be able to finance any such acquisition. Furthermore, there can be no assurance that the Company will be able to identify other suitable acquisition candidates in the future that would be interested in such a transaction. To the extent that acquisitions are consummated, the Company may have difficulty in successfully integrating the acquired business into the Company or may lack the management skills or systems necessary to adequately implement the Company's strategy. Furthermore, once integrated, acquisitions may not achieve comparable levels of revenues, profitability, or productivity as existing Company operations, or otherwise perform as expected (including the potential failure to achieve expected synergies or other anticipated financial benefits). The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that an acquisition will be completed should any negotiations commence. The Company will face competition for such acquisitions from entities that have substantially greater resources than the Company.

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

     Need for Additional Financing. Cash flow from operations and the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2002. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy

     Loss of Certain Members of Our Management Team Could Adversely Affect the Company. The Company is dependent to a significant extent on the continued efforts and abilities of our Chairman, Robert E. Maxwell, President, Norman J. Birmingham, and Chief Executive Officer, Daniel L. Hefner. If the company were to lose the services of any of these individuals or other key employees or consultants before a qualified replacement could be obtained, the business could be materially affected.

     Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2000 through March 31, 2002 the price of our common shares has ranged from $1.9375 to $0.01 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

     Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own, including shares they have the right to acquire, approximately 66.95% of the voting Common Stock. These persons are, and will continue to be, able to exercise control over the election of the Company's directors and the appointment of officers.

ITEM 2. PROPERTIES

     International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce. A note with the GE Capital Small Business Group encumbers this building. This note needs to be refinanced by May 2005. The Company has negotiated a settlement that requires the note to be refinanced by the end of July 2002. In the event that funding is unavailable to take advantage of the negotiated settlement the operation will be required to continue to pay its monthly payments in excess of $12,000 per month until the note has been paid in full.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

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


                                                                  Bid Prices
                                                              ------------------
                                                                High      Low
                                                                ----      ---
FISCAL 2002

First Quarter (March 1, 2001 through May 31, 2001)             $0.625    $0.25

Second Quarter (June 1, 2001 through August 31, 2001)          $0.34     $0.17

Third Quarter (September 1, 2001 through November 30, 2001)    $0.30     $0.18

Fourth Quarter (December 1, 2001 through February 28, 2002)    $0.30     $0.18

FISCAL 2001

First Quarter  (March 1, 2000 through May 31, 2000)            $1.9375   $0.88

Second Quarter  (June 1, 2000 through August 31, 2000)         $1.4375   $0.6875

Third Quarter  (September 1, 2000 through November 30, 2000)   $1.25     $0.10

Fourth Quarter  (December 1, 2000 through February 28, 2001)   $1.50     $0.01

On May 15, 2002 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.24 and there were approximately 538 shareholders of record.

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

     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the fiscal years ended February 28, 2002 and February 28, 2001, as restated. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

     The Company owns one subsidiary that operated in the manufacturing segment during the fiscal year ended February 28, 2002 and February 28, 2001. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SEGMENT

     The manufacturing segment generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc. Management has implemented an aggressive marketing campaign and hired additional sales staff in an effort to improve the utilization of its assets. A partial second shift was added to the operation during fiscal 2002.

     The segments sales expectations were not met in fiscal 2002. We have expanded our sales and marketing programs and are poised for growth in fiscal 2003.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     General

     The Company's consolidated net sales increased to $1,941,855 for the fiscal year ended February 28, 2002 an increase of $291,901 from $1,649,954 for the restated fiscal year ended February 28, 2001, an increase of 17.7%. This increase was due to a full year's operation of International Machine and Welding, Inc. compared to nine months in fiscal 2001.

     Gross profit for the consolidated operations increased to $837,147 for the fiscal year ended February 28, 2002 from $661,576 for the fiscal year ended February 28, 2001. Gross profit increased as a percentage of sales to 43.11% from 40.09%. Consolidated interest expenses in fiscal 2002 were $297,235 compared to $192,883 in fiscal 2001. The company incurred a net consolidated loss of $1,542,919 for the year ended February 28, 2002 compared to a loss of $1,765,086 for the year ended February 28, 2001.

     Selling, general and administrative expenses increased to $2,043,752 for fiscal 2002 from $1,573,986 for fiscal 2001, an increase of $469,766 or 29.8%. The increase was mainly attributable to increases in accounting, legal fees and stock compensation and the addition of two employees at our operating subsidiary.

     The Company's net loss to common  shareholders  was  $1,542,919  for fiscal
2002 compared to a net gain to common shareholders of $20,349 for fiscal 2001. This loss was mainly attributable to the lack of a one-time gain less accretion of $1,785,435 from the previous fiscal year.

     Manufacturing Segment

     The Manufacturing segment provided net sales of $1,941,855 For the fiscal year ended February 28, 2002 compared to $1,649,954 for the fiscal year ended February 28, 2001. The machining operations provided $849,723 or 43.8% of net sales with parts and service providing $1,092,132 or 56.2% of net sales for the fiscal year ended February 28, 2002 as compared to machining operations contributing $633,758 or 38.4% of net sales with parts and service providing $1,016,196 or 61.6% of net sales for the fiscal year ended February 28, 2001. This was through the efforts of a three person sales staff and the exemplary work of the rank and file who provided product turnaround that excited the customers and created more opportunities.

     Gross profit from the Manufacturing segment was $837,147 for the fiscal year ended February 28, 2002 compared to $661,576 in fiscal 2001 providing gross profit margins of 43.1% and 40.1%, respectively.

     Selling, general and administrative expenses were $877,771 for the fiscal year ended February 28, 2002 compared to $695,470 for the fiscal year ended February 28, 2001 leaving losses from operations of $40,624 and $33,894 or 2.1% and 2.1%, respectively. Interest expenses were $243,488 for the fiscal year ended February 28, 2002 compared to $130,066 for the fiscal year ended February 28, 2001.

     Non-recurring Income

     On October 23, 2000 the terms of the original agreement between the Company and ULLICO were substantially modified to meet the changing needs of the Company. The holder relinquished all mandatory conversion rights allowing the Company to reclassify the proceeds of the preferred stock transaction as equity and a non-recurring gain of $1,994,768 from the extinguishment of debt and the recapture of dividend and warrant costs.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal years ended February 28, 2002 and February 28, 2001, the Company provided/(used) net cash for operating activities of $(21,319) and $228,834, respectively. Accounts receivable decreased to $234,334 at February 28, 2002 from $257,950 at February 28, 2001, a decrease of $23,616, or 9.2%.
Inventory decreased to $268,030 at February 28, 2002 from $717,709 at February 28, 2001, a decrease of $449,679, or 62.7% as a result of discontinued operations.

     During   fiscal  2002  and  2001,   the  Company  used  funds  for  capital
expenditures of $15,556 and $5,452, respectively.

     Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through fiscal 2002. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

     The following table sets forth information about each person who serves as an executive officer or director of the Company:

     Name                  Age      Positions with the Company
     ----                  ---      --------------------------

Robert E. Maxwell          67       Chairman of the Board and Director

Norman J. Birmingham       47       President and Director

Frank D. Puissegur         43       Chief Financial Officer and Director

Daniel L. Hefner           52       Chief Executive Officer and Director

     Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Three board members were elected to two-year terms at the annual stockholders meeting held December 15, 2000. Robert Maxwell is the only board member elected to a two-year term that remains from this election. On March 5, 2002 in consent action by shareholders Norman Birmingham was elected to a two-year term with all other members except Mr. Maxwell elected to one-year terms. Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified. There are no family relationships between any of our officers and directors. Set forth below is a description of the business experience during the past five years or more and other biographical information for directors and executive officers identified above:

     Mr. Maxwell has been a director and the Chairman of the Board of Directors of the Company since June 2000. Mr. Maxwell is also the General Manager of International Machine and Welding, Inc., a recently acquired subsidiary of the Company. He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for the past 23 years until the sale of its assets in June 2000. Mr. Maxwell has served on various bank and charitable boards of directors.

     Mr. Birmingham has been President and a director of the Company since March 2002. He previously served as Chief Financial Officer of the Company from January 1, 2000 to April 2001 and as a director from March 2000 through April 2001. Mr. Birmingham has served as Chief Financial Officer of Open Door Online, Inc. (OTCBB: NTER) since March 2000 and as a director since June 2000. Mr. Birmingham has served as an officer or director of three other public companies.

     Mr. Puissegur joined the Company in June 2001 as Chief Financial Officer and Director. He became a Certified public Accountant with his certificate from the State of Florida and the creation of a sole practitioner office in 1982. The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm. He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils. The American Institute of Tax Studies has awarded Mr. Puissegur the designation of "Certified Tax Professional." He also holds the designation from the State of Florida as a Certified Family Mediator.

     Mr. Hefner has been Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner currently serves as President of International Commerce and Finance, Inc. a holding company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past ten years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he served as President and Chief Executive Officer. During 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years the Company's Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the fiscal year ended February 28, 2002 (collectively, the " Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                           Compensation
                                                              Awards
                                           Annual          ------------
                                        Compensation        Securities
Name and                   Fiscal     ----------------      Underlying       All Other
Principal Position          Year      Salary     Bonus       Options       Compensation
------------------          ----      ------     -----       -------       ------------
Daniel L. Hefner            2002      $67,600                100,000          $25,000
Interim President

David N. DeBaene            2001      $87,500    $    0      100,000          $25,000
Subsidiary President (1)

Steven D. Smith,            2001      $15,000    $3,750            0                0
President

----------
(1) The Company's Board of Directors accepted the resignation of Mr. DeBaene from his position as President of J.D. American Workwear, Inc., on December 15, 2000 and immediately elected Mr. Smith to serve as President of the Company. Mr. Smith resigned as President June 1, 2001 and Daniel L. Hefner was named interim President.

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

EMPLOYMENT AGREEMENTS

     The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above.

DIRECTOR COMPENSATION

     Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

COMPENSATION COMMITTEE

     Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan.

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

     Options. The Committee is empowered to determine the exercise price of Options granted under the Plan, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the Option is granted (110% with respect to option holders who own at least 10% of the outstanding Common Stock). The exercise price of NQSOs granted under the Plan must not be less than 85% of the fair market value of the Common Stock on the date the Option is granted. The Committee has the authority to determine the time or times at which Options granted under the Plan become exercisable, but the Options expire no later than ten years from the date of grant (five years with respect to Option holders who own at least 10% of the outstanding Common Stock of the Company). The Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability). The compensation committee has the authority to waive payment of the exercise price of stock options issued under the plan.

     At February 28, 2002, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2001 to the Named Executive Officers covered by the Salary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (individual grants)

                           Number of      % of Total
                          Securities     Options/SAR's   Exercise
                          underlying      Granted to     or Base
                         Options/SAR's   Employees in     Price     Expiration
Name                       Granted        Fiscal Year     ($/Sh)       Date
----                       -------        -----------     ------       ----
David N. DeBaene           100,000           50.0         $0.42      Forfeited

Daniel L. Hefner           100,000           50.0         $0.42     June 1, 2006

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options, the number of shares acquired pursuant to the exercise of stock options during fiscal 2002, the number of stock options held on February 28, 2002 and the realizable gain of stock options that are "in-the-money."

                                                              Number of
                                                       Securities Underlying            Value of Unexercised
                                                        Unexercised Options             In-the-Money Options
                                                         at Fiscal Year End            At Fiscal Year End (1)
                         Shares                      ---------------------------     ---------------------------
                       Acquired on        Value      Exercisable   Unexercisable     Exercisable   Unexercisable
Name                  Exercised (#)     Realized         (#)            (#)               $              $
----                  -------------     --------     -----------   -------------     -----------   -------------
Daniel L. Hefner                                       100,000           0                0              0

----------
(1) Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2002 of $0.18 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of May 15, 2002, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or                    Amount and Nature of          Percentage
  Number in Group                    Beneficial Ownership (1)       of Class (2)
  ---------------                    ------------------------       ------------

Directors and Executive Officers

Robert E. Maxwell (3)                          723,360                  4.17%

Norman J. Birmingham (4)                     1,470,000                  8.48%

Frank D. Puissegur                                   0                    **

Daniel L. Hefner (5)
1400 Chamber Dr.
Bartow, FL                                   9,411,110                  54.3%

All Directors and Executive
Officers as a Group (4 persons)             11,604,470 (6)             66.95%

International Commerce and
Finance, Inc.
Tampa, FL                                    7,970,000                 45.99%

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

(3)  Includes 723,360 shares of Common Stock held by his spouse Barbara Maxwell.

(4) Includes (a) 200,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options and, (b) 1,270,000 shares of Common Stock.

(5) Includes (a) 200,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 1,241,110 shares of Common Stock held personally and, (c) 7,970,000 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.

(6)  Includes 400,000 shares of Common Stock subject to options.

     The Company has two classes of preferred stock outstanding comprised of 102 shares of Series A Preferred Stock and 3,471 shares of Series B Preferred Stock. Each outstanding class of preferred stock has voting rights and is convertible into Common Stock. Each share of Series A Preferred Stock converts to 1,289 shares of Common Stock and votes on an as converted basis. 3,207 shares of Series B Preferred Stock is convertible into 641,400 shares of Common Stock and 264 Series B Preferred Shares convert into 264,000 shares of Common Stock and votes on an as converted basis.

     Gerald Hoak, owner of 20 shares or 19.61% of Series A Preferred Stock, and Merit Capital Associates, owner of 40 shares or 39.22% of Series A Preferred Stock are the only owners of more than 5% of the class. No director or officer is the beneficial owner of any of the Series A or Series B Preferred Stock.

     Beneficial Voting Power Held

     The following table sets forth the voting power in the Company's equity securities, as of May 15, 2002 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

                                                          Percent of Outstanding
Name                                                       Voting Power Held(1)
----                                                      ----------------------

Directors and Executive Officers

Robert E. Maxwell........................................          3.92%
Norman J. Birmingham (2).................................          7.89%
Frank Puissegur .........................................           *
Daniel L. Hefner (3).....................................         49.46%
All directors and executive officers
as a group (4 persons)...................................         59.06%

Other Equity Holders (4).................................

International Commerce and Finance (5)...................         40.55%

----------
*    Less than 1%

(1) Based upon 17,386,344 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,471 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 264 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of May 15, 2002, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 905,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners ("Beneficial Ownership Table"). Totals exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2) Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 1,270,000 shares of Common Stock held.
(3) Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock, 1,241,110 shares of Common Stock held and 7,970,000 shares of Common Stock beneficially owned as President of International Commerce and Finance, Inc.
(4) Consisting of (a) 400,000 votes upon exercise of currently exercisable options to purchase Common Stock, (b) Item 1 above, and (c) 1,032,550 warrants held by Union Labor Life Insurance Company totaling in aggregate 19,655,772 votes.
(5)  Consisting of 7,970,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In March 2001, the property at 46 Old Flat River Rd., Coventry, RI was sold to a relative of the President of JD American Workwear, Inc. for $165,000. The President received $40,000 from the proceeds of the sale.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN COMMERCE SOLUTIONS, INC.


Date: June 6, 2002                      By: /s/ Norman J. Birmingham
                                            ------------------------------------
                                            Norman J. Birmingham, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                             Title                       Date
     ----------                             -----                       ----

/s/ Robert E. Maxwell        Chairman of the Board and Director     June 6, 2002
--------------------------
Robert E. Maxwell

/s/ Daniel L. Hefner         Chief Executive Officer and Director   June 6, 2002
--------------------------
Daniel L. Hefner

/s/ Frank D. Puissegur       Chief Financial Officer (Principal
--------------------------   Financial Officer) and Director        June 6, 2002
Frank D. Puissegur

/s/ Norman J. Birmingham     President and Director                 June 6, 2002
--------------------------
Norman J. Birmingham

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(1) No annual report covering the registrant's last fiscal year has been or will be sent to security holders of the registrant

(2) No proxy statements, proxies, or other proxy soliciting material was sent to the registrant's shareholders during the past fiscal year. The Company expects to hold its next annual shareholders meeting in August 2002.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED FINANCIAL STATEMENTS AND AUDITORS' REPORT
                           FEBRUARY 28, 2002 AND 2001

                                TABLE OF CONTENTS

Independent Auditors' Report                                                 F-2

Consolidated Financial Statements:

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Operations                                        F-5

Consolidated Statements of Changes
  in Stockholders' Equity                                                    F-6

Consolidated Statements of Cash Flows                                        F-7

Notes to the Consolidated Financial Statements                              F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of American Commerce Solutions, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. (a Delaware Corporation) and subsidiaries as of February 28, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and subsidiaries as of February 28, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 15 to the financial statements, certain errors resulting from a failure to capitalize leased equipment and record unearned stock compensation were discovered during the current year. Accordingly, the 2001 financial statements have been restated to correct the errors.

Respectfully submitted,

BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

Certified Public Accountants
Plant City, Florida
May 23, 2002

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    February 28,    February 28,
                                                        2002           2001 *
                                                     ----------      ----------
ASSETS

Current Assets:
   Cash                                              $   14,208      $   34,885
  Accounts receivable,
   net of allowances of $34,383 (2002)
   and $46,881 (2001)                                   234,334         257,950
  Inventories                                           268,030         717,709
  Prepaid expenses                                       11,354
                                                     ----------      ----------
Total current assets                                    527,926       1,010,544

  Property and equipment, net of                      5,053,261       5,712,120
   accumulated depreciation of $520,732
   (2002) and $447,159 (2001)
  Intangible assets, net                                                 67,324
  Long term receivables                                 179,864         202,806
  Real property for resale                              243,150         240,000
  Equipment for resale                                  476,000         476,000
                                                     ----------      ----------
TOTAL ASSETS                                         $6,480,201      $7,708,794
                                                     ==========      ==========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                   February 28,    February 28,
                                                       2002           2001 *
                                                   ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable
   and capital leases                              $  1,976,278    $    834,143
  Bank overdraft                                            278           8,649
  Accounts payable                                      572,956         624,159
  Accrued expenses                                      725,978         664,529
                                                   ------------    ------------
      Total current liabilities                       3,275,490       2,131,480

Long-term debt, net of current portion                  621,396       1,831,593

Stockholders' equity:
  Preferred stock, total authorized
   1,000,000 shares, $.001 par value
   Series A, cumulative and convertible,
    authorized 600 shares,  $.001 par value,
    102 and 110 shares issued and
    outstanding, respectively,
    liquidation preference $369,750                          --              --
  Series B, cumulative and convertible,
   authorized 3,950 shares,$.001 par value,
   3,471 and 3,207 shares issued and
   outstanding, respectively, liquidation
   preference $3,549,895                                      3               3
  Series C, cumulative and convertible,
   authorized 20,000 shares, $.001 par value,
   0 and 4,800 shares issued and outstanding,
   respectively                                              --               5
  Common stock, authorized 30,000,000 shares
   $.002 par value, 17,351,344 and 10,717,589
   shares issued and 16,829,344 and 10,717,589
   outstanding, respectively                             34,703          21,435
  Additional paid-in-capital                         14,405,143      14,229,367
  Common stock receivables                              (20,000)       (477,000)
  Accumulated deficit                               (11,571,008)    (10,028,089)
  Treasury stock, 522,000 common shares
   at cost                                             (265,526)
                                                   ------------    ------------
  Total stockholders' equity                          2,583,315       3,745,721
                                                   ------------    ------------
TOTAL LIABILITIES AND
STOCKHOLDERS'EQUITY                                $  6,480,201    $  7,708,794
                                                   ============    ============

* As Restated

   The accompanying notes are an integral part of these financial statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                   ----------------------------
                                                   February 28,    February 28,
                                                       2002            2001 *
                                                   ------------    ------------
Net sales                                          $  1,941,855    $  1,649,954

Cost of goods sold                                    1,104,708         988,378
                                                   ------------    ------------

Gross profit                                            837,147         661,576

Selling, general and administrative expenses          2,043,752       1,573,986
                                                   ------------    ------------
                                                     (1,206,605)       (912,410)
Other income (expenses)
  Other income                                           22,564           3,444
  Gain (loss) on disposal of assets                      14,547          (3,400)
  Interest expense                                     (297,235)       (192,883)
                                                   ------------    ------------
Net loss from continuing operations                  (1,466,729)     (1,105,249)
                                                   ------------    ------------
  Discontinued operations:
  Income (loss) from discontinued operations            (59,350)       (659,837)
  Loss on disposal of subsidiary                        (16,840)
                                                   ------------    ------------
Net loss from discontinued operations                   (76,190)       (659,837)
                                                   ------------    ------------

Net loss                                             (1,542,919)     (1,765,086)

Accretion of discount and dividends on
 mandatory redeemable preferred stock                                  (209,333)

Gain on extinguishment of mandatory
 redeemable preferred stock                                           1,994,768
                                                   ------------    ------------
Net profit (loss) to common shareholders           $ (1,542,919)   $     20,349
                                                   ============    ============

Net profit (loss) per common share                 $      (0.15)   $       0.00
                                                   ============    ============
Net loss from continuing operations
 per common share                                  $      (0.14)   $      (0.25)
                                                   ============    ============

Weighted average common shares outstanding           10,300,282       4,347,297
                                                   ============    ============

----------
*    As Restated

   The accompanying notes are an integral part of these financial statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED FEBRUARY 28, 2002 AND 2001

                                         Common stock           Preferred stock    Additional
                                          $.002  Par                $.001 Par        Paid-in         Stock
                                     Shares        Amount       Shares    Amount     Capital       Receivable
                                   -----------    --------      ------    ------   ------------    ----------
Balance, February 29, 2000           2,750,427    $  5,501         154    $   0    $  7,116,100    $(489,248)
Preferred shares issued for
Acquisitions                                --          --       9,800       10       4,446,159           --
Common shares issued for
 services                              347,500         695          --       --          42,305           --
Common shares issued for
 debt repayment                         10,000          20          --       --           4,980           --
Common shares returned for
 stock receivable                     (130,000)       (260)         --       --        (146,640)     146,900
Exercise of stock options
 and warrants                          199,350         399          --       --         231,354       (7,870)
Preferred stock conversion           5,081,562      10,163      (5,044)      (5)        (10,158)          --
Common shares issued for
 debt conversion                       908,750       1,817          --       --         179,932        7,870
Common stock issued for
 acquisition                           200,000         400          --       --         237,600           --
Services received for
 stock receivable                           --          --          --       --              --      192,348
Extinguishment of Series B
 mandatory conversion                       --          --       3,207        3       1,994,768           --
Stock receivable paid in cash               --          --          --       --              --       20,000
Common shares issued for
 receivables                         1,350,000       2,700          --       --         342,300     (347,000)
Accretion of discount and
 dividends mandatory redeemable
 preferred stock                            --          --          --       --        (209,333)          --
Net loss                                    --          --          --       --              --           --
                                   -----------    --------      ------    -----    ------------    ---------
Balance, February 28, 2001
 as restated                        10,717,589    $ 21,435       8,117    $   8    $ 14,229,367    $(477,000)

Common shares issued for
 services                               25,000          50          --       --           4,450           --
Common shares issued for
 debt repayment                         96,690         194          --       --          82,007           --
Common shares surrendered
 for stock receivable                  (10,000)        (20)         --       --          (2,980)      10,000
Preferred shares converted           4,850,065       9,700      (4,808)      (5)         (9,695)          --
Common shares issued for
 accrued compensation                2,030,000       4,060          --       --         361,340           --
Common stock acquired
 in sales of subsidiaries                   --          --          --       --              --           --
Stock receivable paid in
 services                                   --          --          --       --              --      442,000
Stock receivable paid in
 cash                                       --          --          --       --              --        5,000
Common shares retired                 (358,000)       (716)         --       --        (259,346)          --
Preferred shares issued for
 Series C dividends                         --          --         264       --              --           --
Net loss
                                   -----------    --------      ------    -----    ------------    ---------
Balance, February 28, 2002          17,351,344    $ 34,703       3,573    $   3    $ 14,405,143    $ (20,000)
                                   ===========    ========      ======    =====    ============    =========

                               Accumulated       Treasury
                                 Deficit           Stock           Total
                               ------------    ------------    ------------
Balance, February 29, 2000     $ (8,263,003)                   $ (1,630,650)
Preferred shares issued for
Acquisitions                             --                       4,446,169
Common shares issued for
 services                                --                          43,000
Common shares issued for
 debt repayment                          --                           5,000
Common shares returned for
 stock receivable                        --                              --
Exercise of stock options
 and warrants                            --                         223,883
Preferred stock conversion               --                              --
Common shares issued for
 debt conversion                         --                         189,619
Common stock issued for
 acquisition                             --                         238,000
Services received for
 stock receivable                        --                         192,348
Extinguishment of Series B
 mandatory conversion                    --                       1,994,771
Stock receivable paid in cash            --                          20,000
Common shares issued for
 receivables                             --                          (2,000)
Accretion of discount and
 dividends mandatory redeemable
 preferred stock                         --                        (209,333)
Net loss                         (1,765,086)                     (1,765,086)
                               ------------    ------------    ------------
Balance, February 28, 2001
 as restated                   $(10,028,089)             --    $  3,745,721

Common shares issued for
 services                                --              --           4,500
Common shares issued for
 debt repayment                          --              --          82,201
Common shares surrendered
 for stock receivable                    --              --           7,000
Preferred shares converted               --              --              --
Common shares issued for
 accrued compensation                    --              --         365,400
Common stock acquired
 in sales of subsidiaries                --        (525,588)       (525,588)
Stock receivable paid in
 services                                --              --         442,000
Stock receivable paid in
 cash                                    --              --           5,000
Common shares retired                    --         260,062              --
Preferred shares issued for
 Series C dividends                      --              --              --
Net loss                         (1,542,919)             --      (1,542,919)
                               ------------    ------------    ------------
Balance, February 28, 2002     $(11,571,008)   $   (265,526)   $  2,583,315
                               ============    ============    ============

----------
*    As Restated

   The accompanying notes are an integral part of these financial statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Year Ended
                                                     --------------------------
                                                     February 28,   February 28,
                                                         2002          2001 *
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $(1,542,919)   $(1,765,086)
 Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
    Depreciation and amortization                        294,314        317,519
    Provision for doubtful accounts                          731         36,881
    Provision for losses on inventory                         --        341,630
    Securities issued for services                       475,162        465,101
    Loss on disposal of subsidiary                        16,840
    (Gain)loss on disposal of assets                     (14,457)         3,400
    Changes in operating assets and
    liabilities, net of disposals:
      Accounts receivable                                (73,134)        92,504
      Inventories                                         15,889        173,780
      Prepaid expenses and other assets                  (11,354)            --
      Accounts payable and accrued expenses              825,980        519,456
      Equipment held for resale                               --         35,000
      Bank overdraft                                      (8,371)         8,649
                                                     -----------    -----------
Net cash provided by (used in)
 operating activities                                    (21,319)       228,834
                                                     -----------    -----------
Cash flows from investing activities:
  Increase in long term receivables                      (28,440)      (238,185)
  Receipts on long term receivables                       22,787         37,179
  Cash acquired in acquisition transaction                    --          2,465
  Cash sold in disposals                                 (61,260)            --
  Proceeds from sale of assets                             9,089             --
  Capital expenditures                                   (15,556)        (5,452)
                                                     -----------    -----------
Net cash used in investing activities                    (73,380)      (203,993)
                                                     -----------    -----------
Cash flows from financing activities:
  Bank overdraft assumed in acquisition                       --        (42,875)
  Proceeds from notes payable                            152,651        118,085
  Principal payments on notes payable and
   capital leases                                        (83,629)       (96,689)
  Proceeds received on common stock receivable             5,000         20,000
                                                     -----------    -----------
Net cash provided by (used in)
  financing activities                                    74,022         (1,479)
                                                     -----------    -----------
Increase (decrease) in cash                              (20,677)        23,362
Cash, beginning of year                                   34,885         11,523
                                                     -----------    -----------
Cash, end of year                                    $    14,208    $    34,885
                                                     ===========    ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                For the Year Ended
                                            ---------------------------
                                            February 28,   February 28,
Supplemental cash flow disclosures:             2002           2001
                                            ------------   ------------
  Cash paid for interest                    $    168,798   $     92,193
                                            ============   ============

Supplemental schedule of non-cash investing and financing activities:

  Securities issued for debt repayment      $     44,500   $      5,000

  Securities issued for payables            $    381,438   $    181,749

  Securities surrendered                    $      3,000   $    146,900

  Securities issued for receivables         $              $    347,000

  Common stock acquired in
   sale of subsidiary                       $    156,532

     In connection with the disposal of all of the common stock of Rhode Island Truck and Equipment Corp., the Company reacquired 155,000 shares of its common stock in exchange for net assets valued at $156,532

  Common stock acquired
   in sale of operations                    $    369,056
  Notes payable issued
   in sale of operations                    $     43,115

     In connection with the disposal of the assets of JD American Workwear, Inc., the Company reacquired 725,000 shares of its common stock and issued notes payable of $43,115 in exchange for net assets of $325,941

  Mortgage paid with proceeds from
   sale of building                         $    106,323

  Notes payable issued for equipment        $    106,212

  Capital leases payable issued
   for equipment purchases                                 $    134,308

  Notes receivable issued to President
   of JD American Workwear, Inc.            $     40,000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

   Notes receivable assigned for
    accounts payable                        $    42,291

   Notes payable and accrued interest
    refinanced                              $   185,229

   Common stock issued for acquisitions                    $   238,000

     In connection with the acquisition of the outstanding stock of Rhode Island Truck and Equipment Corp. for $238,000 in common stock, the Company acquired assets with a fair value of $324,155 and assumed liabilities of $103,613

    Preferred stock issued for acquisition                 $ 4,446,159

     In connection with the acquisition of all of the common stock of International Machine and Welding, Inc. for $4,446,159 in preferred stock, the Company acquired assets with a fair value of $6,752,883 and assumed liabilities of $2,306,724.

  Accretion of discount and dividends on
   mandatory redeemable preferred stock                    $   209,333

  Gain on extinguishment of mandatory
   redeemable preferred stock                              $ 1,994,768


----------
*    As restated

   The accompanying notes are an integral part of these financial statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Organization

     American Commerce Solutions, Inc., a Delaware corporation, operates as the parent company to its subsidiary International Machine and Welding, Inc. International Machine and Welding, Inc. provides machining, heavy equipment repair services and parts sales. The company has discontinued the operations of two subsidiaries, JD American Workwear, Inc., a workwear distributor and Rhode Island Truck and Equipment Corp., a paving contractor (See Note 12).

     Principles of Consolidation

     The accompanying consolidated financial statements include the activity of American Commerce Solutions, Inc. and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less, when acquired, to be cash equivalents. The Company held no such instruments at February 28, 2002 and 2001.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       FEBRUARY 28, 2002 AND 2001 FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Depreciation and Amortization

     Property  and   equipment  are  stated  at  cost.   The  Company   computes
     depreciation and amortization expense using straight-line and accelerated methods over the following estimated useful lives of the assets:

     Asset Classification            Estimated Useful Lives
     --------------------            ----------------------

     Building and Improvements           15 - 39 Years
     Machinery and Equipment              5 - 15 Years
     Office Furniture and Equipment       5 -  7 Years
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

     Revenue Recognition

     Sales are recorded when products, repairs or parts are shipped or delivered to the customer. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period the related sales are recorded. No products or parts are shipped with any contingencies except for defects.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Basic and Diluted Loss Per Share

     Net loss per common share is computed by dividing net loss to common shareholders by the weighted-average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

     Fair Value of Financial Instruments

     At February 28, 2002 and 2001, the fair values of cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying value due to their short-term nature. The fair value of debt is estimated at its carrying value based upon current rates available to the Company.

     Reclassification

     Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. The Company recorded losses from continuing operations of $1,466,729 and $1,105,249 for the years ended February 28, 2002 and February 28, 2001, respectively. Current liabilities exceed current assets by $2,747,564 and $1,120,936 at February 28, 2002 and February 28, 2001. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital and obtain debt financing.

     Management has revised its business strategy to include expansion into other lines of business through acquisition of other companies in exchange for the Company's stock. Management is currently negotiating new debt financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations and to complete additional business acquisitions. However, there can be no assurance that the Company will be able to raise

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 2: GOING CONCERN (CONTINUED)

     capital, obtain debt financing or improve operating results sufficiently to continue as a going concern.

     The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE 3: INVENTORIES

     Inventories consist of the following:

                                                2002         2001
                                              --------     --------
     Work-in-process                          $ 10,483     $ 12,217
     Finished Goods, Current Portion           257,547      428,031
     Supplies                                               277,461
                                              --------     --------
     Total Inventories                        $268,030     $717,709
                                              ========     ========

     During the fourth quarter of the year ended February 28, 2001, management evaluated its estimate of the net realizable value of JD American Workwear, Inc. inventory based on actual sales of product styles and liquidation sale pricing. As a result, a provision for loss on inventory of $341,630 was charged to operations during the fourth quarter of the year ended February 28, 2001.

NOTE 4: PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS

     Property and equipment, at cost, consists of the following:

                                              2002         2001
                                           ----------   ----------
     Land                                  $  186,045   $  244,925
     Building and Improvements              2,851,837    2,938,837
     Machinery and Equipment                2,202,058    2,485,053
     Office Furniture and Equipment            28,836       64,638
     Trucks and Autos                         305,217      425,826
                                           ----------   ----------

                                            5,573,993    6,159,279
     Less: Accumulated Depreciation           520,732      447,159
                                           ----------   ----------

                                           $5,053,261   $5,712,120
                                           ==========   ==========

     Depreciation expense for the years ended February 28, 2002 and 2001 was $292,980 and $304,619, respectively. Depreciation expense includes amortization of equipment held under a capital lease in the amount of $8,954 for the

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 4: PROPERTY, EQUIPMENT AND INTANGIBLE ASSETS (CONTINUED)

     year ended February 28, 2002 and $8,954 for the year ended February 28, 2001.

     Intangible assets, at cost, consists of the following:

                                              2001
                                            --------
          Patents                           $ 70,970
          Goodwill                            17,458
                                            --------
                                              88,428
          Less: Accumulated Amortization      21,104
                                            --------
                                            $ 67,324
                                            ========

     Amortization expense for the years ended February 28, 2002 and February 28, 2001 was $1,334 and $3,619, respectively.

NOTE 5: LONG-TERM RECEIVABLES

     Long term receivables consists of the following:

                                                          2002        2001
                                                       ---------   ---------
     Receivable from employee of subsidiary,
      no stated interest or terms                      $   8,605   $   9,000
     Receivable from related party, President
      of subsidiary, no stated interest or terms          23,783
     Receivable from corporation, related party
      via common shareholders, no stated terms
      or interest                                          7,637       7,083
     Receivable from corporation, related party
      via common shareholders, no interest or
      terms                                              139,839     122,040
     Long term accounts receivable
      from customers, interest at 6%                                  64,683
                                                       ---------   ---------
     Total                                             $ 179,864   $ 202,806
                                                       =========   =========

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES
                                                          2002        2001
                                                       ---------   ---------
     10.5% note payable, secured by a mortgage
      on the JD American property, payable in
      monthly installments of $2,687, principal
      and interest, paid in full 2002.                 $           $ 106,323

     10% note payable to the parents of the former
      President of JD American Workwear, Inc.,
      stockholders, payable in monthly
      installments of $5,494, principal and
      interest, due September, 2002.                                 161,959

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     10% note due to an investor, due on
      December 31, 1997.                                  40,000      40,000

     Loans from stockholders, no written terms,
      interest imputed at 0% to 7% annually.                         172,037

     Various loans from individuals, no
      written terms, interest imputed at 0% to
      7% annually.                                                    24,724

     Note payable on equipment, monthly
      payments of $292, principal and
      interest, disposed of in sale.                                   8,641

     10% note payable to the parents of
      the former President of JD American
      Workwear, Inc., maturing May 31, 2003,
      monthly interest payments beginning
      January 15, 2003.                                  185,229

     10% note payable to the former President
      of JD American Workwear, Inc., maturing
      May 31, 2003, monthly interest payments
      commencing January 15, 2003.                        36,000

     10% note payable to the former President
      of JD American Workwear, Inc., maturing
      May 31, 2003, monthly interest payments
      commencing January 15, 2003.                         4,265

     10% note payable to the sister of the
      former President of JD American Workwear,
      Inc., maturing May 31, 2003, monthly
      interest payments commencing
      January 15, 2003.                                    7,115

     7% note payable to CEO and stockholder,
      matured October 26, 2001.                           20,000

     Note payable to individual, matured May 5,
      2001, interest payable in the amount of
      $10,000 in addition to the principal.               10,000

     Note payable to individual, matured May 5,
      2001, interest payable in the amount of
      $10,000 in addition to the principal.               10,000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     7% note payable to a corporation, related
      party through common stockholders,
      matured October 20, 2001.                           30,000

     Three notes payable to stockholder, 10%
      interest, past maturity.                            80,000

     9% note payable to Ford Motor Credit,
      monthly principal and interest payment
      $670, matures April 1, 2006.                        27,865

     Note payable to a corporation, related
      party through common shareholders,
      no interest, due on demand.                          8,000

     10% note payable to CEO and stockholder,
      due on demand.                                      34,400

     Note payable to employee, due on demand,
      interest payable $500 in addition
      to principal.                                       10,000

     10% note payable to the President of
      International Machine and Welding, Inc.,
      due on demand.                                      54,986

     12% note payable to the daughter of the
      President of International Machine
      and Welding, Inc., due on demand.                    3,000

     8% capitalized lease on equipment,
      monthly payments of $2,728, matures
      October 1, 2004.                                    75,644     101,830

     11% convertible subordinated notes due to
      investors, matured September 30, 1998.
      The notes are subordinate in rights of
      payment to all indebtedness of the
      Company outstanding as of August 15, 1995
      or to be incurred in the future.                    37,500      75,000

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     15% convertible note payable to investor,
      matured June 1, 2000. The note is
      convertible  at $0.70 per share. In
      conjunction with this note, the Company
      issued 3,500 warrants for purchase of
      common stock at $2.00 per share. The
      warrants expire March 1, 2002.                       4,050       7,000

     15% convertible note payable to investor,
      matured August 10, 2000. The note is
      convertible at $0.70 per share. In
      conjunction with this note, the Company
      issued 3,500 warrants for purchase of
      common stock at $2.00 per share. The
      warrants expire May 10, 2002.                                    7,000

     Note payable to investor, matured
      September 7, 2000. Interest payable
      in 2,000 shares of stock until the
      maturity date and at 20% thereafter.                 4,000       4,000

     7% note payable to accounting firm,
      matured June 1, 2001.                               25,012      30,000

     10% note payable, pursuant to a Chapter
      11 reorganization plan attached to the
      acquired assets of International
      Machine and Welding, Inc., secured by a
      mortgage on Florida property, monthly
      payments of $10,252, principal and
      interest, maturing May 22, 2005.                 1,158,171   1,163,906

     Note  payable, pursuant to a Chapter 11
      reorganization plan, secured by a
      mortgage on Florida property, no
      interest, monthly payments of
      $2,034, maturing January 22, 2010.                 199,283     219,629

     9% loan payable to Internal Revenue
      Service, pursuant to a Chapter 11
      reorganization plan, monthly payments
      of $25, principal and interest, maturing
      May 24, 2005.                                        1,352       1,352

     Loan payable to Internal Revenue Service,
      pursuant to a Chapter 11 reorganization
      plan, no interest, monthly payments of
      $10, maturing May 24, 2005.                            448         448

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     9% loan payable to Internal Revenue Service
      pursuant to a Chapter 11 reorganization
      plan, secured by tax lien, monthly payments
      of $7,661, principal and interest, maturing
      May 24, 2006.                                       416,043    416,043

     9% loan payable to Florida Department of
      Revenue, pursuant to a Chapter 11
      reorganization plan, monthly payments
      totaling $173, principal and interest,
      maturing May 24, 2005.                               8,328       8,328

     Loan payable to Florida Department of
      Revenue, pursuant to a Chapter 11
      reorganization  plan, no interest,
      monthly payments of $36, principal and
      interest, maturing May 24, 2004.                     1,706       1,706

     9% loan payable to Polk County, pursuant
      to a Chapter 11 reorganization plan,
      secured by tax lien, monthly payments of
      $1,455, principal and interest, maturing
      January 24, 2006.                                   76,967      76,967

     9% loan payable, pursuant to a Chapter 11
      reorganization plan, monthly payments of
      $262, principal and interest, maturing
      May 24,2005.                                        12,620      12,620

     Various loans payable, pursuant to a
      Chapter 11 reorganization plan, no
      interest, monthly payments totaling $411,
      maturing May 24, 2004.                              15,690      15,690

     11% note payable, secured by a motor
      vehicle, monthly payments of $449,
      principal and interest, maturing
      December 27,2001.                                                4,670

     12% note payable, secured by a motor
      vehicle, monthly payments of $903,
      principal and interest, maturing
      September 10, 2001.                                              5,863
                                                      ----------  ----------

      Total                                            2,597,674   2,665,736

     Less, Current Portion                             1,976,278     834,143
                                                      ----------  ----------

     NET LONG-TERM DEBT                               $  621,396  $1,831,593
                                                      ==========  ==========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 6: NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     The aggregate principal maturing in subsequent years are:

               Year Ending February 28,                 Amount
               ------------------------                --------
                         2004                          $364,387
                         2005                           123,388
                         2006                           109,652
                         2007                            23,969
                                                       --------
                                                       $621,396
                                                       ========

     Long-term debt includes a capital lease for equipment with a lease term through October 2004. The obligation has been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at 8%. The total capitalized cost at February 28, 2002 $134,308. Related amortization included in accumulated depreciation was $17,908
     (2002) and $8,954 (2001).

     The future minimum lease payments and the net present value of the future minimum lease payments under the capital lease are as follows:

               Year Ending February 28,                 Amount
               ------------------------                --------
                         2003                          $ 33,386
                         2004                            33,386
                         2005                            16,967

               Total future minimum lease payments       83,739
               Less amount representing interest          8,095
                                                       --------
               Present value of future
               minimum lease payments                    75,644
               Less current portion                      28,359
                                                       --------
               Long term portion                       $ 47,285
                                                       ========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 7: COMMITMENTS AND CONTINGENCIES

     Employment Agreements

     The Company has employment agreements with two key employees. The terms of which expire at various times for each in fiscal year 2004. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost of living increases, normal employment benefits, auto allowances, stock options, as well as bonuses, which may contain minimum and incentive components. The annual commitment for future salaries at February 28, 2002, including minimum bonuses, is approximately $208,000.

     Cash In Bank

     The Company maintains bank accounts, which at times may contain balances, which exceed the amounts insured by the FDIC.

NOTE 8: MANDATORY REDEEMABLE PREFERRED STOCK

     On April 9, 1998, the Company authorized the issuance and sale of 3,950 shares of Series B 12% Cumulative Convertible Preferred Stock and sold 2,500 shares at a stated value of $1,000 per share. In addition, the Company issued detached ten-year stock purchase warrants to purchase 799,000 shares of the Company's common stock at an exercise price of $0.01 per share to the investor for an aggregate purchase price of $2,500,000. A mandatory redemption of 1,250 shares, at $1,250,000, was required on each of the first business days of April 2004 and 2005. Proceeds of $960,000 were allocated to the carrying value of the Series B Preferred Stock and $1,540,000 to the detached warrants based on their relative fair values at date of issue. The difference between the carrying value of the Series B and its mandatory redemption amount was accreted to retained earnings or, in the absence of retained earnings, to additional paid in capital over the period until redemption using the effective interest rate method.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 8: MANDATORY REDEEMABLE PREFERRED STOCK (CONTINUED)

     The Series B Preferred Stock has rights to receive cumulative cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B Preferred Stock has been paid. Cumulative dividends amounted to $117,926 and $146,074 at February 28, 2002 and February 28, 2001,
     respectively. Dividends paid in additional shares and warrants were $264,000 for the year ended February 28, 2002 and $364,000 for the year ended February 28, 2001.

     Holders of Series B Preferred Stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the shareholders. The Series B Preferred stockholders shall be entitled to elect one director out of the seven authorized directors of the Company's board. If certain events occur or do not occur, such as the failure to pay dividends to the Series B Preferred stockholders, the holders of the Series B Preferred Stock shall be entitled, immediately upon giving written notice, to elect the smallest number of directors that will constitute a majority of the authorized number of directors.

     Under the terms of the amended agreement, the annual dividend rate was reduced from 12% to 6%, effective June 1, 2000. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share.

NOTE 9: CAPITALIZATION

     Authorized Number of Shares of Common Stock

     On April 15, 1998, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of Common Stock of the Company from 4,500,000 shares to 7,500,000 shares. On December 15, 2000 the shareholder's, at the annual meeting thereof approved an additional amendment to increase the Common Stock to 30,000,000 shares authorized.

     Series A 10% Convertible Preferred Stock

     The Company sold 313 shares of Series A 10% Convertible Preferred Stock through a Private Placement dated August 26, 1997, at a price of $2,500 per Preferred Share. Dividends are payable in kind at the Company's option.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 9: CAPITALIZATION (CONTINUED)

     Holders of Series A Preferred Stock vote on an as converted basis with the common stockholders on all matters to be brought to a vote of the shareholders. Payments of annual dividends have been deferred by the Company's board of directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2002, preferred dividends in arrears amounted to $114,750 or $1,125 per share.

     Stock Receivable

     Stock receivable represents amounts due to the Company for shares issued and outstanding at year-end. At February 28, 2002, the Company had an outstanding receivable of $20,000 for unearned stock compensation. At February 28, 2001, the Company held a note receivable issued in connection with an exercise of stock options in the amount of $150,000. The 7% note matured on December 31, 2001. The Company also had a stock receivable for unearned compensation of $327,000. All amounts due at February 28, 2001, were repaid in services in 2002.

     Common Stock Options

     The Company's 1995 Stock Option Plan authorizes up to 750,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors and consultants. Options granted under the Plan must be exercised within ten years of the date of the grant. The exercise price of options granted may not be less than 85% of the fair market value of the stock. Additionally, the Company issues stock options to executives under their employment agreements.

     A summary of the Company's stock option activity is as follows:

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 9: CAPITALIZATION (CONTINUED)

                                       Number      Weighted-Average
                                         of         Exercise Price
                                       Shares          Per Share
                                       ------          ---------
     Options Outstanding,
      February 29, 2000                132,500           $ 3.14
       Granted                         200,000              .15
       Exercised                      (189,350)             .19
       Expired                         (80,650)            3.28

     Options Outstanding,
      February 28, 2001                 62,500           $ 1.57
       Granted                         200,000              .51
       Exercised                             0
       Expired, Forfeited             (150,000)             .83
                                      --------
     Options Outstanding,
      February 28, 2002                112,500           $  .57
                                      ========

     At February 28, 2002, 112,500 options, with a weighted-average contractual life of 2.8 years, were outstanding at exercise prices ranging from $.42 to $1.50. All outstanding options were fully vested and exercisable.

     During the year ended February 28, 2002 the Company granted 200,000 options to two key executives in connection with their employment agreements. Total compensation cost recognized for stock based employee compensation awards was $100,000 and $0 for the years ended February 28, 2002 and 2001, respectively.

     During the year ended February 28, 2001, the Company granted 200,000 stock options to consultants with a fair value of $193,883. The related compensation was expensed over the lives of the consulting agreements. The Company also granted 50,000 stock options to two key employees in connection with their employment agreements. The following summarizes information about options granted during the years ended February 28, 2002 and February 28, 2001:

                                               Weighted-Average
                                   Number    ----------------------
                                     of      Exercise    Fair Value
                                   Shares     Price      Per Share
                                   ------     -----      ---------
     Options Granted in 2001
      whose exercise price:
       Is Below Market Price       200,000    $ .15       $ 1.17

     Options Granted in 2002
      whose exercise price:
       Is Below Market Price       200,000    $ .42       $  .45

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 9: CAPITALIZATION (CONTINUED)

     Stock-based compensation to non-employees is valued using the Black-Scholes pricing model. The Company uses the intrinsic value method under APB 25 to account for stock option compensation granted to employees. Had compensation cost been recognized under FAS 123, the amount would have been $90,320 and $0 for the years ended February 28, 2002 and February 28, 2001, respectively.

     The pro forma disclosures required under FAS 123 are as follows:

                                              2002           2001
                                          ------------    ----------
     Gain (Loss) Attributable to
      Common Stockholders:
       As Reported                        $(1,542,919)    $   20,349
       Pro forma                          $(1,633,239)    $   20,349

     Loss per Common Share:
       As Reported                        $     (0.15)    $     0.00
       Pro forma                          $     (0.16)    $     0.00

     The following assumptions were used to estimate the fair value of stock options using the Black-Scholes method:

                                        2002            2001
                                       ------          ------
     Dividend Yield                        0%              0%
     Expected Volatility                 399%            230%
     Average Expected Option Life     5 Years          1 Year
     Risk-Free Interest Rate            4.25%           6.50%

     Warrants

     During the year ended February 28, 2001, the Company issued 10,500 in connection with short-term loans. The Company also has warrants outstanding that were issued in prior years as compensation for consulting and legal services. The warrants issued by the Company generally contain provisions requiring proportionate adjustment of the exercise price in the event of a stock split, stock dividend, or dilutive financing. At February 28, 2002 warrants to purchase 389,316 shares of common stock at a weighted average exercise price of $1.71 were outstanding and exercisable. The weighted average remaining contractual life of these warrants is 7 months.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 10: INCOME TAXES

     The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company's financial statements or tax returns.

     The Company currently has substantial net operating loss carry-forwards that may be applied against future income. These losses create a deferred tax asset at February 28, 2002 and February 28, 2001. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization.

                                                     2002         2001
                                                  ----------   ----------
          Deferred Tax Assets Resulting
          from Net Operating Losses               $1,548,396   $1,376,168

          Less, Valuation Allowance                1,548,396    1,376,168
                                                  ----------   ----------
          Net Deferred Tax Assets                 $        0   $        0
                                                  ==========   ==========

     The Internal Revenue Code contains provisions, which may limit the net operating loss carry-forward available for use in any given year, if significant changes in ownership interest of the Company occur.

     The loss carry-forwards expire as follows:

          Years of Expiration                           Amount
          -------------------                        -----------
                 2009                                $   241,269
                 2010                                    581,952
                 2011                                  1,144,859
                 2012                                    786,579
                 2013                                  1,131,271
                 2014                                  1,779,564
                 2015                                  2,465,497
                 2016                                  1,743,097
                 2017                                  1,542,900
                                                     -----------
                                                     $11,416,988
                                                     ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 11: ITEMS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS

     During the fourth quarter of the year ended February 28, 2001,the Company determined that a write down of inventory of $341,630 was required to reach net realizable value as discussed in Note 3. The effect of the adjustment was to increase net loss by $.08 per common share in the quarter.

NOTE 12: RELATED PARTY TRANSACTIONS

     In March 2001, the property at 46 Old Flat River Rd., Coventry, RI was sold to a relative of the President of JD American Workwear, Inc. for $165,000. The President received $40,000 from the proceeds of the sale.

NOTE 13: ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS

     On June 1, 2000, the Company completed the purchase of International Machine and Welding, Inc. by acquiring all of the outstanding capital stock of its holding company, Patina Corporation for a total purchase price of $4,446,159. The acquisition was accounted for using the purchase method of accounting and, accordingly, International Machine and Welding, Inc.'s results of operations have been included in the consolidated financial statements since the date of acquisition. The acquisition was funded by the issuance of 9,800 shares of Series C 6% Preferred Stock.

     The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed:

     Cash and Cash Equivalents                         $    2,465
     Accounts Receivable                                  324,394
     Inventories                                          279,027
     Property, Plant and Equipment                      5,395,997
     Other Non-current Assets                             751,000
                                                       ----------

       Total Assets                                     6,752,883
                                                       ----------

     Accounts Payable                                    (323,682)
     Other Current Liabilities                            (40,784)
     Long Term Liabilities                             (1,942,258)
                                                       ----------

       Total Liabilities                               (2,306,724)
                                                       ----------

       Total Acquisition Cost                          $4,446,159
                                                       ==========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 13: ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)

     On June 1, 2000, the Company completed the purchase of Rhode Island Truck and Equipment Corp. d/b/a International Paving, Inc. by acquiring all its outstanding capital stock for a total purchase price of $238,000. The acquisition was accounted for using the purchase method of accounting and, accordingly, the acquired company's results of operations have been included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over the estimated fair value of assets acquired of $17,458 has been recorded` as goodwill and was being amortized using the straight-line method over 40 years. The acquisition was funded by the issuance of 200,000 shares of common stock.

     The following table presents the allocation of the acquisition cost to the assets acquired and the liabilities assumed:

     Accounts Receivable                               $  10,855
     Inventory                                            28,250
     Goodwill                                             17,458
     Property, Plant and Equipment                       285,050
                                                       ---------

       Total Assets                                      341,613
                                                       ---------

     Accounts Payable                                    (40,657)
     Other Current Liabilities                           (62,956)
                                                       ---------

       Total Liabilities                                (103,613)
                                                       ---------

       Total Acquisition Cost                          $ 238,000
                                                       =========

     On October 31, 2001, the Company returned all of the stock of Rhode Island Truck and Equipment Corp. to its original owners in exchange for 155,000 shares of the Company's common stock. Assets and liabilities disposed of consisted of the following:

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 13: ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)

                                    October 31,  February 28,
                                        2002         2001
                                     ---------    ---------
     Cash                            $  53,721    $
     Accounts Receivable                77,434        2,717
     Inventory                          19,516       19,516
     Property, Plant and Equipment     297,087      255,465
                                     ---------    ---------

       Total Assets                    447,758      277,698
                                     ---------    ---------

     Accounts Payable                 (195,223)     (62,516)
     Other Current Liabilities         (96,003)     (48,856)
                                     ---------    ---------

       Total Liabilities              (291,226)    (111,372)
                                     ---------    ---------

       Net Asset Disposal            $ 156,532    $ 166,326
                                     =========    =========

     The results of Rhode Island Truck and Equipment, Corp. have been classified as discontinued operations in the statement of operations. The Company recognized a loss on the disposal of $16,840 resulting from the write off of goodwill.

     On June 1, 2001, the Company discontinued the operations of its JD American Workwear, Inc. subsidiary and exchanged certain assets and liabilities with the President of the subsidiary for 725,000 shares of the Company's common stock and notes payable of $43,115. Assets and liabilities disposed of consisted of the following:

                                      June 1,    February 28,
                                        2001         2001
                                     ---------    ---------
     Cash                            $   7,539    $   5,544
     Accounts Receivable                 2,001       62,418
     Receivable from Stockholder        42,888
     Inventories                       414,274      428,031
     Property, Plant and Equipment      37,886      183,987
     Patents                            49,150       67,324
                                     ---------    ---------

       Total Assets                    553,738      747,304
                                     ---------    ---------

     Accounts Payable                  (21,783)     (21,783)
     Other Liabilities                (206,014)    (224,571)
                                     ---------    ---------

       Total Liabilities              (227,797)    (246,354)
                                     ---------    ---------

       Net Asset Disposal            $ 325,941    $ 500,950
                                     =========    =========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 13: ACQUISITIONS, DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED)

     The results of operations for JD American Workwear, Inc. have been classified as discontinued operations in the statement of operations.

     Operating results from discontinued operations for the years ended February 28, 2002 and February 28, 2001 are summarized as follows:

                                            2001         2001
                                         ---------    ---------
     Net Sales                           $ 496,245    $ 455,241
     Cost of Sales                         343,215      316,604
     Selling, General & Administrative     206,500      456,235
     Other Income (Expense)                 (5,880)    (342,239)
     Loss from Discontinued Operations     (59,350)    (659,837)
     Loss from Disposal of Segments        (16,840)
     Loss from Discontinued Operations
      per Share                          $   (.006)   $    (.15)

NOTE 14: OPERATING SEGMENTS

     The Company's reportable business segments are strategic business units that offer distinctive products and services that are marketed through different channels. They are managed separately because of their unique technology, marketing and distribution requirements.

     The Company had three reportable segments: Manufacturing, Product Marketing and Construction Management. Manufacturing provides production and repair of machine parts used in heavy industry and sales and service of heavy equipment used primarily in mining and construction. During the year ended February 28, 2002, the Company discontinued operations of both the Construction Management and Product Marketing segments. Prior year segment information has been restated in accordance with the revised organization.

     The Company's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment profit or loss before income taxes and nonrecurring gains and losses.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 14: OPERATING SEGMENTS (CONTINUED)

     A summary of the Company's segmented information for the year ended February 28, 2002 and 2001 is as follows:

                                                 MANUFACTURING
                                          --------------------------
                                             2002           2001
                                          -----------    -----------
     Net sales to unaffiliated
      customers                           $ 1,941,855    $ 1,649,954
     Interest expense                         243,448        130,066
     Depreciation and amortization            258,706        263,084
     Segment profit (loss)                    (40,624)       (33,894)
     Segment assets                         6,463,671      6,683,792
     Expenditures for assets                   47,840        139,760

     Reconciliation of Segment Information to Consolidated Amounts

     Information  for  the  Company's   reportable   segments   relates  to  the
     enterprise's consolidated totals as follows:

                                             2002           2001
                                          -----------    -----------
     Revenues
     Total revenues for reportable
      segments                            $ 1,941,855    $ 1,649,954
                                          -----------    -----------

         Total consolidated revenue       $ 1,941,855    $ 1,649,954
                                          ===========    ===========

     Profit or Loss
     Total profit (loss) for reportable
      segments                            $   (40,624)   $   (33,894)
     Other income (expense)                  (276,964)      (192,839)
     Accretion of discount and
      dividends on mandatory
      redeemable preferred stock                            (209,333)
     Gain on extinguishments of
      mandatory redeemable
      preferred stock                                      1,994,768
     Loss from discontinued segments          (59,350)      (659,837)
     General corporate expenses            (1,165,981)      (878,516)
                                          -----------    -----------

      Total consolidated profit(loss)     $(1,542,919)   $    20,349
                                          ===========    ===========

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           FEBRUARY 28, 2002 AND 2001

NOTE 14: OPERATING SEGMENTS (CONTINUED)

                                                   2002         2001
                                                ----------   ----------
     Assets
     Total assets of reportable
      segments                                  $6,463,671   $6,683,792
     Net assets of discontinued
      segments                                                1,025,002
     General corporate assets
      non-segment                                   16,530           --
                                                ----------   ----------

         Total consolidated assets              $6,480,201   $7,708,794
                                                ==========   ==========

NOTE 15: RESTATEMENT OF PRIOR PERIOD

     The accompanying financial statements for the year ended February 28, 2001 have been restated to record a lease not capitalized in accordance with generally accepted accounting principles and to record stock granted for unearned compensation in the period then ended. The effect of the restatement was to decrease the net profit to common stockholders by $18,026, $.004 per common share, and to increase the number of weighted average shares outstanding.

NOTE 16: MAJOR CUSTOMERS

     For the year ended February 28, 2002, IMC Phosphates Company and Vehicare provided 10.1% and 7.8% of the Manufacturing segments revenue.

                                  EXHIBIT INDEX

                                                                                             Sequentially
Incorporated Documents                                 SEC Exhibit Reference                   Numbered
----------------------                                 ---------------------                   --------
 3.1       Certificate of Incorporation of the         As filed with the Registrant's             N/A
           Registrant, as amended                      Form SB-2, on October 27, 1995,
                                                       File No. 33-98486

 3.2       By-Laws of the Registrant, as amended       As filed with the Registrant's             N/A
                                                       Form SB-2 on October 27, 1995, File
                                                       No. 33-98486

 4.1       Form of Warrant Agreement                   As filed with the Registrant's             N/A
                                                       Form SB-2, on October 27, 1995,
                                                       File No. 33-98486

 4.2       Form of Warrant of the Registrant           As filed with the Registrant's Form        N/A
           issued in the Registrant's January          SB-2 on October 27, 1995, File No.
           1995 Private Placement                      33-98486

 4.3       Form of Unit Purchase Option issued         As filed with the Registrant's Form        N/A
           to Merit Capital Associates, Inc.           SB-2 on October 27, 1995, File No.
                                                       33-98486

 4.4       Form of 11% Convertible Subordinated        As filed with the Registrant's Form        N/A
           Note of the Registrant issued in the        SB-2 on October 27, 1995, File No.
           Registrant's August, 1995 Private           33-98486
           Placement

 4.5       Form of Warrant of the Registrant           As filed with the Registrant's Form        N/A
           issued in the Registrant's August,          SB-2 on October 27, 1995, File No.
           1995 Private Placement                      33-98486

 4.6       Securities Purchase Agreement dated         As filed with the Registrant's Form        N/A
           April 9, 1998                               10KSB on June 13, 1999

 4.7       Certificate of Designation of Series        As filed with the Registrant's Form        N/A
           B Preferred Stock.                          10 KSB on June 13, 1999

 4.8       Stockholders' Agreement dated April         As filed with the Registrant's Form        N/A
           9, 1998.                                    10 KSB on June 13, 1999

 4.9       Registration Rights Agreement dated         As filed with the Registrant's Form        N/A
           April 9, 1998                               10 KSB on June 13, 1999

 4.10      Warrant Certificate issued to ULLICO        As filed with the Registrant's Form        N/A
                                                       10 KSB on June 13, 1999

 4.11      Escrow Agreement                            As filed with the Registrant's Form        N/A
                                                       10 KSB on June 13, 1999

 4.12      Certificate of Designations of Series       As filed with the Registrant's             N/A
           A Preferred Stock                           Form 10-KSB on June 11, 1998

 4.13      Certificate of Designation of Series        As filed with the Registrant's Form        N/A
           C Preferred Stock                           10-KSB on June 12, 2000

 4.14      Amendment to the Articles of                As filed with the Registrant's             N/A
           Incorporation of JD American                Form10-KSB on June 14, 2001
           Workwear, Inc. for name change to
           American Commerce Solutions, Inc. and
           the increase in authorized shares

 10.2      Employment Agreement with Steven D.         As filed with Registrant's Form            N/A
           Smith                                       10-KSB on July 19, 2001

 10.3      Registrant's 1995 Stock Option Plan         As filed with the Registrant's             N/A
                                                       Form SB-2 on October 27, 1995,
                                                       File No. 33-98486

 10.4      Form of Option Agreement under the          As filed with the Registrant's Form        N/A
           Registrant's 1995 Stock Option Plan         SB-2 on October 27, 1995, File No.
                                                       33-98486

 10.5      Employment Agreement with Norman            As filed with Registrant's Form            N/A
           Birmingham                                  10-KSB on June 12, 2000

 10.6      Consulting Agreement with Richard           As filed with Registrant's Form            N/A
           Sullivan                                    10-KSB on June 12, 2000

 10.7      Option to Purchase Businesses between       As filed with Registrant's Form            N/A
           Registrant and International Commerce       10-KSB on June 12, 2000
           and Finance, Inc.

 10.8      Stock Purchase Agreement between            As filed with Registrant's Form            N/A
           Registrant and Patina Corporation           10-KSB on June 12, 2000

 10.9      Employment Agreement with David             As filed with Registrant's Form            N/A
           DeBaene January 1, 2001                     10-KSB on June 12, 2000

10.10      Asset Sale Agreement Between                As filed with Registrant's Form            N/A
           Registrant and David N. DeBaene June        10-QSB on July 26, 2001
           1, 2001

10.11      Stock Purchase Agreement between            As filed with Registrant's Form            N/A
           Registrant and Rhode Island truck and       10-QSB on December 14, 2001
           Equipment, Corp. October 31, 2001

10.12      Employment Agreement with Daniel L.
           Hefner dated June 1, 2000