Form 10QSB
period 2002-05-31
AMERICAN COMMERCE SOLUTIONS
filed 2002-07-12
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the quarterly period ended May 31, 2002

          [ ] Transition under Section 13 or 15(d) of the Exchange Act
              For the transition period from _________ to _________


                         COMMISSION FILE NUMBER 33-98682


                        AMERICAN COMMERCE SOLUTIONS, INC.
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

Common Stock, $.002 par value per share, 18,556,344 shares outstanding at June 10, 2002

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X] NO [ ]

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of May 31, 2002                     3

             Consolidated Statements of Operations for the three months
               ended May 31, 2002 and May 31, 2001                             5

             Consolidated Statements of Cash Flows for the three months
               ended May 31, 2002 and  May 31, 2001                            6

             Notes to the Consolidated Financial Statements                    8

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 2. Changes in Securities                                            12

     Item 3. Defaults Upon Senior Securities                                  12

     Item 4. Submissions of Matters to a Vote of Security Holders             12

     Item 5. Other Information                                                12

     Item 6. Exhibits and Reports on Form 8-K                                 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    May 31, 2002
                                                                    ------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                          $    10,078
  Accounts Receivable, Net of Allowance $8,732                           184,289
  Inventory                                                              282,931
  Other Receivables                                                      244,878
  Other Current Assets                                                     8,810
                                                                     -----------
     Total Current Assets                                                730,986

Property and Equipment, Net of Depreciation $591,451                   5,294,521
Real Property for Resale                                                 170,000
Equipment for Resale                                                     243,150
                                                                     -----------
     TOTAL ASSETS                                                    $ 6,438,657
                                                                     ===========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET -- CONTINUED
                                   (Unaudited)

                                                                   May 31, 2002
                                                                   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                                $  1,682,831
  Accounts Payable                                                      532,462
  Accrued Expenses                                                      152,435
  Accrued Payroll Taxes                                                 335,041
  Accrued Interest                                                      291,282
  Due to Stockholders                                                    83,674
                                                                   ------------
     Total Current Liabilities                                        3,077,745

Long-Term Debt, Net of Current Portion                                  973,368

STOCKHOLDERS' EQUITY:

Preferred Stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, authorized
  600 shares, $.001 par value, 102 shares issued and
  outstanding, liquidating preference                              $    376,125

Series B, cumulative and convertible, authorized
  3,950 shares, $.001 par value, 3,609 shares issued and
  outstanding, liquidating preference $3,609,595                              3

Common Stock, $.002 par value, authorized 30,000,000 shares,
  18,556,344 issued and 17,974,344 outstanding                           37,043
Additional Paid-In Capital                                           14,676,703
Stock Receivable                                                        (20,000)
Treasury Stock                                                         (265,526)
Accumulated Deficit                                                 (12,040,679)
                                                                   ------------
     Total Stockholders' Equity                                       2,387,544
                                                                   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,438,657
                                                                   ============

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the Three Months Ended
                                                   ----------------------------
                                                   May 31, 2002   *May 31, 2001
                                                   ------------    ------------

Net Sales                                          $    516,056    $    494,980
Cost of Goods Sold                                      301,485         266,702
                                                   ------------    ------------
Gross Profit                                            214,571         228,278

Selling, General and Administrative Expenses:
  Payroll and Payroll Taxes                             316,258         215,265
  Consulting Expenses                                    96,800         100,250
  Depreciation                                           19,601          19,483
  Professional Fees                                                     201,571
  Other                                                 182,933         124,517
                                                   ------------    ------------
Total Selling, General and Administrative
  Expenses                                              615,592         661,086
                                                   ------------    ------------
  Loss from Operations                                 (401,021)       (432,808)

  Other income                                            8,827
  Interest Expense                                      (77,477)        (52,706)
                                                   ------------    ------------
Loss from Continuing Operations                        (469,671)       (485,514)

Loss from Discontinued Operations                                      (126,284)
                                                   ------------    ------------

Net Loss to Common Shareholders                        (469,671)       (611,798)
                                                   ============    ============

Loss Per Share:

  Basic + Fully Diluted Loss Per
   Common Share from Continuing Operations         $      (0.03)   $      (0.04)

  Basic + Fully Diluted Loss Per
   Common Share from Discontinued Operations                       $      (0.02)
                                                   ------------    ------------

Net Loss per Common Shareholders,
 Basic and Diluted                                 $      (0.03)   $      (0.06)
                                                   ============    ============

Weighted Average Number of
 Common Shares Outstanding                           17,678,844      10,897,217
                                                   ============    ============
*As Restated

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                  --------------------------
                                                  May 31, 2002  May 31, 2001
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                            $(469,671)   $(611,798)
Adjustments to Reconcile Net Loss to Net Cash
  Used in Operating Activities:
   Depreciation and Amortization                       70,719       80,367
   Stock Issued for Services                          273,900
   Gain On sale of Assets                                            6,105
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                (14,969)      63,424
   Inventory                                          (14,901)      29,970
   Prepaid Expenses                                     2,544      (69,046)
   Other Assets                                                     (8,172)
   Accounts Payable                                   (40,494)     102,335
   Accrued Expenses                                   136,196      177,849
                                                    ---------    ---------
   Total Adjustments                                  412,995      382,832

   Net Cash Used in Operating Activities              (56,676)    (228,966)
                                                    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Equipment Purchased                                 (5,979)
                                                    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances on Notes Payable and Long-Term Debt       149,007       27,435
   Repayments on Notes Payable and Long-Term Debt     (90,482)     (33,626)
   Exercise of Stock Options and Warrants                          221,200
   Proceeds Received on Common Stock Receivable                      5,000
                                                    ---------    ---------
   Net Cash Provided by Financing Activities           58,525      220,009
                                                    ---------    ---------
Net Decrease in Cash                                   (4,130)      (8,957)

Cash and Cash Equivalents - Beginning of Period        14,208       34,885
                                                    ---------    ---------
Cash and Cash Equivalents - End of Period           $  10,078    $  25,928
                                                    =========    =========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                  For the Three Months Ended
                                                  ---------------------------
                                                  May 31, 2002   May 31, 2001
                                                  ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash Paid During the Period for Interest           $ 19,298       $    138
                                                     ========       ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property Surrendered for Note Repayment            $              $133,416
                                                     ========       ========

  Securities Issued for Debt Repayment               $              $  7,843
                                                     ========       ========

              The accompanying notes are an integral part of these
                       Consolidated Financial Statements.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2002

NOTE 1: THE COMPANY

     The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. In December 2001 the shareholders voted at the annual shareholders' meeting to change the name of the Company to American Commerce Solutions, Inc. The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry and parts sales and service for heavy construction equipment.

     The financial statements for the period ended May 31, 2001 have been restated to reflect the discontinued operations that had existed during this period to aid in the comparative analysis of current operations.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. The Company recorded losses from operations of $469,671 and $485,514 for the three-month periods ended May 31, 2002 and 2001, as restated, respectively. Current liabilities exceed current assets by $2,346,759 at May 31, 2002. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company's stock. Management is currently negotiating new debt financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations and to complete additional business acquisitions. Subsequent to May 31, 2002, the Company has an agreement with a lender that has agreed to a lump sum offer in the amount of $551,283 in settlement of approximately $1.3 million, subject to SBA approval.

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

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2002

NOTE 3: BASIS OF PRESENTATION

     The interim financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods. The accompanying financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2003.

     Prior year financial information was restated to conform to the current year presentation by removing discontinued operations.

NOTE 4: STOCK TRANSACTIONS

     During the period, 750,000 options were granted and exercised by management in lieu of $133,100 of compensation and $48,400 of consulting fees. In addition, the Company issued 440,000 shares for $92,400 of services.

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                  May 31, 2002


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

RESULTS OF OPERATIONS

     The acquisition of International Machine and Welding, Inc. provided a full service welding and machine shop with expertise in metal fabrication, various types of welding, machining and boring operations. The subsidiary is particularly strong in the re-manufacturing of large, complex shaped heavy components, pumps, valves, bearings, shafts etc. The company's boring mill is one of the largest in the Southeast allowing the company to machine items up to 20 feet in diameter and 55 feet in length.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2002 AND 2001.

     Net sales for the three months ended May 31, 2002 increased by 4.8% to $516,086 from $494,980 for the three months ended May 31, 2001. The increase is directly attributable to the heavy equipment repair. Cost of goods sold for the three months ended May 31, 2002 was $301,485 compared to $266,702 for the three months ended May 31, 2001. Gross margin for the three months ended May 31, 2002 was $214,571 compared to $228,278 for the three months ended May 31, 2001. The gross profit margin percentage decreased to 41.6% for the three months ending May 31, 2002 from a 46% gross profit margin percentage for the three months ended May 31, 2001. The decrease is due to the lower gross profit margins of the parts used in heavy equipment repair.

     Operating expenses decreased to $615,592 for the three months ended May 31, 2002 from $661,086 for the three months ended May 31, 2001 as a result the reduction of salaries across all operations.

     The net loss for the three months ended May 31, 2002 was $469,671 ($.03 per common share) compared to a net loss of $485,514 ($.04 per common share) for the three months ended May 31, 2001. The decrease is directly a reduction in salaries offset by an increase interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $412,995 for the three months ended May 31, 2002 compared to $228,961 for the three months ended May 31, 2001. Receivables decreased $14,969 from May 31, 2001 to May 31, 2002 as a result of increased collections and a change in payment terms to certain customers. Inventory increased $14,901 in the manufacturing segment.

     Short and long-term loans provided the working capital needs and principal payments on long-term debt through the three months ended May 31, 2002. However, the Company requires additional financing to provide for working capital needs and principal payments on long-term debt during the year ending February 28, 2003 and to meet its business strategy of achieving significant expansion in revenue for all divisions and to expand through strategic acquisitions and alliances. The Company has been actively seeking additional debt and/or equity financing; however, there can be no assurance that financing will be available to the Company on acceptable terms, if at all.

     Through May 31, 2002, the Company has experienced substantial losses, and at May 31, 2002 had an accumulated deficit of approximately $12,040,679. The Company has not been able to pay all of its obligations as they have become due, and expects to incur much smaller additional losses before it achieves profitable operations. The receipt of funding from any current commitments will allow the Company to continue its restructuring plan.

RESULTS OF OPERATIONS - MANUFACTURING

     Manufacturing revenues were $198,483 from machining operations, $99,823 from the parts sales operation, and $217,750 from the heavy equipment service operations for the three months ended May 31, 2002 compared to $256,256, $67,697 and $171,027 for the three months ended May 31, 2001. Cost of goods sold were $301,485 and $266,702 from the division for the three months ended May 31, 2002 and 2001, respectively. General and administrative expenses were $615,592 and $661,086 for the three months ended May 31, 2002 and 2001, respectively.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on a total of $465,561 of notes payable. The amount of principal payments in arrears was $115,897 with an additional amount of $72,641 of interest due at May 31, 2002. These defaults were created by failure to pay under the terms of the agreements.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed a Form 8K in June 2002 explaining the change in auditors from Bella Hermida Gillman Hancock and Mueller to Pender Newkirk and Company, CPA's.

     There were no disagreements between the prior auditor and the Company over accounting issues. Pender Newkirk and Company, CPA's had rendered no services to the Company prior to being chosen as auditors for fiscal year 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICAN COMMERCE SOLUTIONS, INC.


                                       By: /s/ Daniel L. Hefner
                                           -------------------------------------
                                           Daniel L. Hefner,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                           /s/ Frank D. Puissegur
                                           -------------------------------------
                                           Frank D. Puissegur,
                                           Chief Financial Officer
Date: July 10, 2002                        (Principal Accounting Officer)