Form 10QSB
period 2002-08-31
AMERICAN COMMERCE SOLUTIONS
filed 2002-10-10
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                 For the quarterly period ended August 31, 2002

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

Common Stock, $.002 par value per share, 17,999,344 shares outstanding at September 28, 2002.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of August 31, 2002                  3

             Consolidated Statements of Operations for the Three
               and Six Months Ended August 31, 2002 and 2001                   5

             Consolidated Statements of Cash Flows for the Six Months
               Ended August 31, 2002 and 2001                                  6

             Notes to the Consolidated Financial Statements                    8

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      10

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                13

     Item 2. Changes in Securities and Use of Proceeds                        13

     Item 3. Defaults Upon Senior Securities                                  13

     Item 4. Submissions of Matters to a Vote of Security Holders             13

     Item 5. Other Information                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

     Signatures                                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                 August 31, 2002
                                                                 ---------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                        $    77,437
  Accounts Receivable, Net of Allowance of $8,732                      196,823
  Inventory                                                            300,269
  Other Receivables                                                    112,503
  Other Current Assets                                                  29,107
                                                                   -----------
     Total Current Assets                                              716,139
                                                                   -----------

Property and Equipment, Net of Accumulated
  Depreciation of $652,231                                           5,208,379
                                                                   -----------

Long-Term Receivable                                                   139,824
Real Property for Resale                                               170,000
Equipment for Resale                                                   243,150
                                                                   -----------
                                                                       552,974
                                                                   -----------

          TOTAL ASSETS                                             $ 6,477,492
                                                                   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET -- CONTINUED
                                   (Unaudited)

                                                                 August 31, 2002
                                                                 ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank Overdrafts                                                  $     68,971
  Current Portion of Long-Term Debt                                   1,225,428
  Accounts Payable                                                      585,832
  Accrued Expenses                                                      221,790
  Accrued Payroll Taxes                                                 335,848
  Accrued Interest                                                      252,004
  Due to Stockholders                                                   122,494
                                                                   ------------
     Total Current Liabilities                                        2,812,367
                                                                   ------------
Long-Term Debt, Net of Current Portion                                1,401,226
                                                                   ------------

STOCKHOLDERS' EQUITY:

Preferred Stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, authorized
  600 shares, $.001 par value, 102 shares issued
  and outstanding, liquidating preference of                       $    376,125

Series B, cumulative and convertible, authorized
  3,950 shares, $.001 par value, 3,609 shares
  issued and outstanding, liquidating preference
  of $3,609,595                                                               3

Common Stock, $.002 par value, authorized 30,000,000
  shares, 18,521,344 issued and 17,999,344 outstanding                   37,043
Additional Paid-In Capital                                           14,676,703
Stock Subscription Receivable                                           (10,000)
Treasury Stock; 522,000 Shares Issued                                  (265,526)
Accumulated Deficit                                                 (12,130,324)
                                                                   ------------
                                                                      2,307,899
Prepaid consulting                                                      (44,000)
                                                                   ------------
     Total Stockholders' Equity                                       2,263,899
                                                                   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  6,477,492
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                     Three Months Ended August 31,   Six Months Ended August 31,
                                     ----------------------------    ----------------------------
                                         2002            2001*           2002            2001*
                                     ------------    ------------    ------------    ------------
Net Sales                            $    611,953    $    556,988    $  1,128,009    $  1,051,694
Cost of Goods Sold                        363,879         388,111         665,364         605,673
                                     ------------    ------------    ------------    ------------
Gross Profit                              248,074         168,877         462,645         446,021
                                     ------------    ------------    ------------    ------------
Selling, General and
  Administrative Expenses:
    Payroll and Payroll Taxes             159,559         145,053         475,817         548,304
    Consulting Expenses                    11,270          20,329         108,070         120,579
    Professional Fees                      55,744         127,037          55,744         269,953
    Other                                  46,974          17,449         249,508         160,169
                                     ------------    ------------    ------------    ------------
Total Selling, General and
  Administrative Expenses                 273,547         309,868         889,139       1,099,005
                                     ------------    ------------    ------------    ------------
Loss from Operations                      (25,473)       (140,991)       (426,494)       (652,984)

Net Other (Expense) Income                   (948)         15,344             104          15,344
Other Income from Disposition
  of Assets                                                14,547           7,774          14,547
Interest Expense                          (63,223)        (66,199)       (140,700)       (108,191)
                                     ------------    ------------    ------------    ------------
Loss from Continuing Operations           (89,644)       (177,299)       (559,316)       (731,284)

Income (loss)from Discontinued
  Operations                                               32,093                         (18,688)
                                     ------------    ------------    ------------    ------------
Net Loss to Common Shareholders      $    (89,644)   $   (145,206)   $   (559,316)   $   (749,972)
                                     ============    ============    ============    ============
Loss Per Share:
  Basic and Fully Diluted Loss Per
    Common Share from Continuing
    Operations                       $       (.01)   $       (.01)   $       (.03)   $       (.07)
  Basic and Fully Diluted Loss Per
    Common Share from Discontinued
                                     ------------    ------------    ------------    ------------
Net Loss per Common Shareholders,
  Basic and Diluted                  $       (.01)   $       (.01)   $       (.03)   $       (.07)
                                     ============    ============    ============    ============
Weighted Average Number of Common
  Shares Outstanding                   17,999,344      10,659,346      17,560,594      10,659,346
                                     ============    ============    ============    ============

*As Restated

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months         Six Months
                                                    Ended August 31,   Ended August 31,
                                                         2002               2001
                                                      ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $ (559,316)        $ (749,972)
                                                      ----------         ----------
Adjustments to Reconcile Net Loss to Net Cash
  (Used) Provided by Operating Activities:
    Depreciation and Amortization                        140,726            196,554
    Stock Issued for Services                            273,903             10,992
    Loss (Gain) On sale of Assets                          7,774            (14,457)
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                   37,511             (4,120)
    Inventory                                            (32,239)           409,998
    Prepaid Expenses and Other Assets                   (134,216)            47,262
    Accounts Payable                                      12,876            (12,293)
    Accrued Expenses                                     206,155            169,067
                                                      ----------         ----------
Total Adjustments                                        512,490            803,003
                                                      ----------         ----------
Net Cash (Used) Provided by Operating Activities         (46,826)            53,031
                                                      ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Equipment Purchased                                    (11,618)            (2,271)
  Investment in Loans Receivable                                            (41,925)
  Proceeds from Sale of Asset                             14,000
                                                      ----------         ----------
Net Cash Provided (Used) by Investing Activities           2,382            (44,196)
                                                      ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Checks Drawn in Excess of Available
    Cash Balance                                          68,693             20,885
  Advances on Notes Payable and Long-Term Debt           157,412             70,000
  Repayments on Notes Payable and Long-Term Debt        (128,432)           (40,643)
  Proceeds from Stock Receivable                          10,000
  Net Repayment of Stockholder Loans                                        (75,267)
                                                      ----------         ----------
Net Cash Provided (Used) by Financing Activities         107,673            (25,025)
                                                      ----------         ----------
Net Increase (Decrease) in Cash                           63,229            (16,190)

Cash and Cash Equivalents - Beginning of Period           14,208             34,885
                                                      ----------         ----------
Cash and Cash Equivalents - End of Period             $   77,437         $   18,695
                                                      ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months         Six Months
                                                  Ended August 31,   Ended August 31,
                                                       2002               2001
                                                    ----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash Paid During the Period for Interest          $   77,587         $   32,910
                                                    ==========         ==========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property Surrendered for Note Repayment           $                  $  133,416
                                                    ==========         ==========
  Securities Issued for Debt Repayment              $                  $    7,000
                                                    ==========         ==========
  Notes Payable Refinanced                          $                  $  221,229
                                                    ==========         ==========
  Treasury Stock Acquired in Sale of Operations     $                  $  420,967
                                                    ==========         ==========
  Stock Options Issued for Compensation             $                  $  221,000
                                                    ==========         ==========
  Stock Options Issued in Sale of Operations        $                  $    4,700
                                                    ==========         ==========
  Equipment Purchased for Notes Payable             $                  $   61,745
                                                    ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 August 31, 2002


NOTE 1: THE COMPANY

     The Company was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, the Company's name was changed to JD American Workwear, Inc. In December 2000, the shareholders voted at the annual shareholders' meeting to change the name of the Company to American Commerce Solutions, Inc. The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment.

     The consolidated financial statements for the period ended August 31, 2001 have been restated to reflect the discontinued operations of the construction management and product marketing segments that had existed during this period to aid in the comparative analysis of current operations.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception. It has recorded losses from operations of $559,316 and $749,972, as restated, for the six-month periods ended August 31, 2002 and 2001, respectively. Current liabilities exceed current assets by $2,096,228 at August 31, 2002. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company's stock. Management is currently negotiating new debt financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to complete additional business acquisitions.

     However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                                 August 31, 2002


NOTE 3: BASIS OF PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present a fair presentation of the Company's financial position, results of operations, and cash flows for the interim periods. The accompanying consolidated financial statements do not contain all of the disclosures required by generally accepted accounting principles and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended February 28, 2002. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year ending February 28, 2003.

     Prior year financial information was restated to conform to the current year presentation by reclassification of discontinued operations.

NOTE 4: STOCK TRANSACTION

     During the period, the Company adopted a non-qualifying Stock Option Plan with 7,000,000 shares of common stock of American Commerce Solutions, Inc. to be reserved for employees, officers, and consultants.

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the company's Annual Report on Form 10-KSB, and other reports and documents that the Company files with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     International Machine and Welding, Inc. (IMW)is currently the only subsidiary of American Commerce Solutions, Inc. IMW has three distinct operating divisions that make up its total sources of income. All three divisions operate from the same 38,000 square foot facility on 4.71 acres in Polk County, Florida. The administrative portion of this facility also houses the offices of the parent company, American Commerce Solutions, Inc.

     The first operating division is the machine shop that boasts some of the largest equipment of its type in the southeastern U.S. This division provides machining services to a wide variety of users such as marine, aerospace, nuclear and fossil electric utilities, heavy machine services industry, phosphate mining, chemical and defense industries. The capability to machine components up to 55 feet in length and 20 feet in diameter is only one reason that IMW has a niche in this market place. This division is particularly strong in the machining and remanufacturing of large, complex shaped heavy components, pumps, valves, bearings, and shafts.

     The second division is an independent, full service repair facility for heavy construction equipment. Specializing in tracked earth moving equipment, IMW is fully capable of complete servicing and rebuilding of engines, transmissions, torque converters, undercarriage, and tracks for crawler tractors. With its fleet of fully equipped service vehicles and experienced repairmen, many repairs are done in the field. The customer base includes various municipalities, solid waste companies, construction and construction services companies, and the mining industry. This division is growing at a pace that will require expansion of the facility in the foreseeable future.

     The third division is parts sales for the repair division, as well as those who will do their own repairs. Customers are both domestic and foreign, with parts sales to the islands occurring routinely. As working capital and inventory improve, this division will provide a more substantial presence within the division.

     The Company does not have discrete financial information on each division, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2002 AND 2001.

     After adjustment for discontinued operations that were reported in 2001, net sales for the three months ended August 31, 2002 increased by 9.9% to $611,953 from $556,988 for the three months ended August 31, 2001. The heavy equipment repair division accounts for the majority of the increase with the month of August producing revenue in excess of $100,000 above the division's five-month average sales. Aggressive marketing and sales activity and a more closely managed shop produced the opportunity. The cost of goods sold decreased by 6.2% for the period ended August 31, 2002 to $363,879 as compared to $388,111 for the same period in 2001. The gross profit margin increased by 46.9% to $248,074 for the quarter ending August 31, 2002 as compared to $168,877 reported for the period ended August 31, 2001. This is an increase from 30.3% in 2001 to 40.5% in 2002. Although the emphasis can be placed on the significant improvement in 2002, it also highlights a weak fiscal quarter in 2001.

     Operating expenses decreased for the three months ended August 31, 2002 by 11.7% to $273,547 from $309,868 for the three months ending August 31, 2001.This was primarily the result of a reduction in consulting fees.

     The company experienced a significantly lower loss from operations of $25,473 for the three months ended August 31, 2002 as compared to a net operating loss of $140,991 recorded for the same period in 2001 or an improvement of 81.9%. After all adjusting entries for additional income and expenses, interest, disposition of assets and income from discontinued operations, the net loss to common shareholder for the period ending August 31, 2002 was $89,644 or $.005 per share compared to a fully diluted loss of $145,206 or $.014 per share for the quarter ended August 31, 2001.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2002 AND 2001.

     Net sales for the six months ended August 31, 2002 were up 7.3% to $1,128,009 from the $1,051,694 the same period in 2001. On the other hand, the cost of goods sold for the six month ended August 31, 2002 were $665,364 as compared to $605,673 for the six months ended August 31, 2001. This 9.9% increase was due primarily to the high cost of troubleshooting and redoing of a job for one of our largest heavy equipment-servicing customers. In excess of $40,000 was lost on a complete rebuild of a piece of equipment after thousands of dollars spent in inspection and rework of the job until it was discovered that there was a manufacturer's defect in a replacement part that had caused a catastrophic failure of the unit. The part manufacturer's warranty covered only replacement of the part, not the consequential damages that resulted from installation of the part. As an additional result, gross profit increased only 3.7% to $462,645 for the six months ended August 31, 2002 from $446,021 for the same period of 2001.

     Operating expenses decreased by 18.9% to $889,139 through August 2002 from $1,099,005 through August 2001.

     The net loss after all accounting for other income, adjustments for disposition of assets, interest expense and disposal of discontinued operations at the end of the six month reporting period ending August 31, 2002 was $559,316. The fully adjusted net loss for the same period in 2001 was 25.4% higher at $749,972.

     The basic and fully diluted loss per common share from continuing operations for the six month ended in August 31, 2002 and for the comparable period of 2001 were $.03 and $.07, respectively. This represents a 57.1% reduction in the per share loss compared to the same period last year which is partially a factor of the issue of additional common shares of stock.

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operating activities for the six months ended August 31, 2002 was $21,867 compared to $73,916 for the same period of 2001. Accounts receivable decreased by $37, 511 through the first six months of 2002. Inventory for continuing operations increased by $32,239.

     Cash flow from operations and short-term loans provided working capital and principal payments on long-term debt of the company through the six months ended August 31, 2002. However, to meet its existing obligations through the year-end February 28, 2003, the company will require additional financing to provide working capital and service long-term debt. Subsequent to August 31, 2002 the company has received a contingent loan commitment from a local lending institution with very favorable terms to provide the capital needed to restructure the existing debt and to provide adequate working capital to fund the anticipated growth opportunities for the Company for the remainder of the fiscal year. The additional benefit of this restructuring of debt will be a substantial one-time gain for the quarter ending November 30, 2002. This one-time gain could result in a $1,000,000 increase in stockholder equity. Cash requirements for operations could be reduced by as much as $15,000 per month under the terms of the negotiated funding and the settlement of long-term debt for less than booked balances.

     From inception and through August 31, 2002 the company has suffered substantial losses. The accumulated losses through that date are $12,130,323. Although current quarter losses are significantly lower than prior quarters, the company still has not achieved profitability and additional losses are expected until the anticipated restructuring occurs. The company has not been able to pay all of its obligations in a timely manner and is in a default status on a number of long and short-term debts. Management is currently negotiating both debt and equity funding.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on a total of $468,881 of notes payable. The amount of principal payments in arrears was $160,804 with an additional amount of $ 75,946 of interest due at August 31, 2002. These defaults are the result of failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     N/A

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERICAN COMMERCE SOLUTIONS, INC.


                                  By: /s/ Daniel L. Hefner
                                      ------------------------------------------
                                      Daniel L. Hefner, Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Frank D. Puissegur
                                      ------------------------------------------
                                      Frank D.Puissegur, Chief Financial Officer
Date:  October 9, 2002                (Principal Accounting Officer)