Form 10QSB
period 2002-11-30
AMERICAN COMMERCE SOLUTIONS
filed 2003-01-16
CIK 949982

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended November 30, 2002

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

Common Stock, $.002 par value per share, 17,999,344 shares outstanding at November 30, 2002.

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [X]

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheet as of November 30, 2002               3

             Consolidated Statements of Operations for the Three
               and Nine Months Ended November 30, 2002 and 2001               5

             Consolidated Statements of Cash Flows for the Nine
               Months Ended November 30, 2002 and 2001                        6

             Notes to the Consolidated Financial Statements                   8

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           10

     Item 3. Controls and Procedures                                         13

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               14

     Item 2. Changes in Securities and Use of Proceeds                       14

     Item 3. Defaults Upon Senior Securities                                 14

     Item 4. Submissions of Matters to a Vote of Security Holders            14

     Item 5. Other Information                                               14

     Item 6. Exhibits and Reports on Form 8-K                                14

     Signatures                                                              15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               November 30, 2002
                                                               -----------------
ASSETS

Current Assets:
  Cash and Cash Equivalents                                       $   29,634
  Accounts Receivable, Net of Allowance of $7,604                    234,674
  Inventory                                                          207,234
  Other Receivables                                                  109,044
  Other Current Assets                                                92,805
                                                                  ----------
     Total Current Assets                                            673,391
                                                                  ----------

Property and Equipment, Net of Accumulated
  Depreciation of $749,379                                         5,196,962
                                                                  ----------

Long-Term Receivable                                                 140,513
Real Property for Resale                                             185,000
Equipment for Resale                                                 243,150
                                                                  ----------
                                                                     568,663
                                                                  ----------

          TOTAL ASSETS                                            $6,439,016
                                                                  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET -- CONTINUED
                                   (Unaudited)

                                                               November 30, 2002
                                                               -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Checks Drawn in Excess of Available Cash Balance               $     28,269
  Current Portion of Long-Term Debt                                 1,151,618
  Accounts Payable                                                    615,347
  Accrued Expenses                                                    111,560
  Accrued Payroll Taxes                                               321,078
  Accrued Interest                                                    227,663
  Due to Stockholders                                                 150,444
                                                                 ------------
     Total Current Liabilities                                      2,605,979
                                                                 ------------
Long-Term Debt, Net of Current Portion                                884,070
                                                                 ------------

STOCKHOLDERS' EQUITY:

Preferred Stock, total authorized 1,000,000 shares:
  Series A, cumulative and convertible, authorized
  600 shares, $.001 par value, 102 shares issued and outstanding, liquidating preference of $376,125

Series B, cumulative and convertible, authorized 3,950
  shares, $.001 par value, 3,718 shares issued and
  outstanding, liquidating preference of $3,718,180                         3

Common Stock, $.002 par value, authorized 30,000,000
  shares, 18,521,344 issued and 17,999,344
  outstanding                                                          37,043
Additional Paid-In Capital                                         14,676,703
Stock Subscription Receivable                                         (10,000)
Treasury Stock; 522,000 Shares Issued                                (265,526)
Accumulated Deficit                                               (11,445,256)
                                                                 ------------
                                                                    2,992,967
Prepaid Consulting                                                    (44,000)
                                                                 ------------
     Total Stockholders' Equity                                     2,948,967
                                                                 ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  6,439,016
                                                                 ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Nine Months Ended November 30,    Three Months Ended November 30,
                                             ------------------------------    -------------------------------
                                                 2002              2001*           2002               2001*
                                             ------------      ------------    ------------       ------------
Net Sales                                    $  1,776,163      $  1,523,899    $    648,154       $    472,205
Cost of Goods Sold                              1,030,440           895,534         365,076            289,891
                                             ------------      ------------    ------------       ------------
Gross Profit                                      745,723           628,365         283,078            182,314
                                             ------------      ------------    ------------       ------------
Selling, General and
  Administrative Expenses                       1,221,817         1,437,614         332,678            343,031
Gain on Forgiveness of Debt                      (812,014)                         (812,014)
                                             ------------      ------------    ------------       ------------
Total Selling, General and
  Administrative Expenses                         409,803         1,437,614        (479,336)           343,031
                                             ------------      ------------    ------------       ------------
Loss from Operations                              335,920          (809,249)        762,414           (160,717)

Other Income                                       20,798            17,323          20,694              1,978
(Gain) Loss on Sale of Assets                      (7,774)           14,547         (15,548)
Interest Expense                                 (223,191)         (155,533)        (82,491)           (42,890)
                                             ------------      ------------    ------------       ------------
Income (Loss) from Continuing
  Operations                                      125,753          (932,912)        685,069           (201,629)
(Loss)from Discontinued Operations                                  (59,350)                           (14,136)
Loss on Disposal of Discontinued
  Operations                                                        (16,840)                           (16,840)
                                             ------------      ------------    ------------       ------------
Net Income (Loss) to Common
  Shareholders                               $    125,753      $ (1,009,102)   $    685,069       $   (232,605)
                                             ============      ============    ============       ============
Loss Per Share:
  Basic and Fully Diluted Income
    (Loss) Per Common Share from
    Continuing Operations                    $        .01      $       (.09)   $        .04       $       (.02)
  Basic and Fully Diluted Loss Per
    Common Share from Discontinued
    Operations                                                         (.09)                              (.02)
                                             ------------      ------------    ------------       ------------
Net Income (Loss) Per Common
  Shareholders, Basic and Diluted            $        .01      $       (.09)   $        .04       $       (.02)
                                             ============      ============    ============       ============
Weighted Average Number of Common
  Shares Outstanding                           17,705,780        10,628,938      17,999,344         10,628,938
                                             ============      ============    ============       ============

*As Restated

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Nine Months         Nine Months
                                                     Ended November 30,  Ended November 30,
                                                           2002                 2001
                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                       $   125,753          $(1,009,102)
                                                        -----------          -----------
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Used by Operating Activities:
    Gain on Extension of Debt                              (812,014)
    Depreciation and Amortization                           237,874              280,511
    Stock Issued for Services                               273,903              217,843
    Loss on Sale of Assets                                    7,774              (14,547)
    Loss On Disposal of Subsidiaries                                              16,840
    (Increase) decrease in:
      Accounts Receivable                                      (340)             (31,753)
      Inventory                                             (29,325)               3,403
      Prepaid Expenses and Other Assets                    (195,144)              (3,212)
    Increase in:
      Accounts Payable                                       42,391              161,150
      Accrued Expenses                                      124,113              366,631
                                                        -----------          -----------
Total Adjustments                                          (350,768)             996,866
                                                        -----------          -----------
Net Cash Used by Operating Activities                      (225,015)             (12,236)
                                                        -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Surrendered in Disposal of Subsidiaries                                   (61,259)
  Collection from Notes                                                           16,753
  Investment in Notes                                                            (55,307)
  Equipment Purchased                                       (22,229)             (10,033)
  Proceeds from Sale of Asset                                14,000
                                                        -----------          -----------
Net Cash Used by Investing Activities                        (8,229)            (109,846)
                                                        -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in Checks Drawn in Excess of Available
    Cash Balance                                             27,991
  Advances on Notes Payable and Long-Term Debt              972,639              159,015
  Repayments on Notes Payable and Long-Term Debt           (761,960)             (76,121)
  Proceeds from Stock Receivable                             10,000               15,000
                                                        -----------          -----------
Net Cash Provided by Financing Activities                   248,670               97,894
                                                        -----------          -----------
Net Increase (Decrease) in Cash                              15,426              (24,188)

Cash and Cash Equivalents - Beginning of Period              14,208               34,885
                                                        -----------          -----------
Cash and Cash Equivalents - End of Period               $    29,634          $    10,697
                                                        ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Nine Months           Nine Months
                                                 Ended November 30,    Ended November 30,
                                                        2002                  2001
                                                 ------------------    ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash Paid During the Period for Interest           $   136,228               34,111
                                                     ===========          ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

  Property Sold for Mortgage Payoff and
    Receivable                                                            $   165,000
                                                     ===========          ===========
  Securities Issued for Debt Repayment                                    $     7,000
                                                     ===========          ===========
  Notes Payable Refinanced                                                $   221,229
                                                     ===========          ===========
  Treasury Stock Acquired in Sale of Operations                           $   577,499
                                                     ===========          ===========
  Stock Options Issued in Sale of Operations                              $    47,000
                                                     ===========          ===========
  Equipment Purchased for Notes Payable                                   $    65,385
                                                     ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
           As of November 30, 2002 and the Three and Nine Months Ended
                           November 30, 2002 and 2001

NOTE 1: THE COMPANY

     American Commerce Solutions, Inc. was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Jaque Dubois, Inc. changed its name to J.D. American Workwear, Inc. In December 2000, the shareholders voted at the annual shareholders' meeting to change the name of J.D. American Workwear, Inc. to American Commerce Solutions, Inc. (the "Company").

     The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment.

NOTE 2: GOING CONCERN

     The Company has incurred substantial operating losses since inception; however, it has recorded income from operations of $125,753 for the nine-month period ended November 30, 2002. Current liabilities exceed current assets by approximately $1.9 million at November 30, 2002, and the Company has used approximately $225,000 of cash in operations for the nine months ended November 30, 2002. Additionally, the Company has been unable to meet obligations to its creditors as they have become due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company's stock. Management negotiated new debt financing, of which, the proceeds of $875,000 were used to settle outstanding debts at more favorable terms, and to finance operations. A gain of $812,014 has been recognized as a result of the forgiveness of debt, as recorded in the accompanying consolidated financial statements.

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

                AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
           As of November 30, 2002 and the Three and Nine Months Ended
                           November 30, 2002 and 2001

NOTE 3: BASIS OF PRESENTATION

     The consolidated interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission with respect to Form 10-QSB. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information contained herein not misleading. These consolidated interim financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended February 28, 2002 and the notes thereto included in the Company's Annual Report on Form 10-KSB. In the Company's opinion, all adjustments, consisting only of normal recurring adjustments and reclassifications, necessary for a fair presentation of the information shown herein have been included.

NOTE 4: FORGIVENESS OF DEBT AND NOTE PAYABLE

     During the nine months ended November 30, 2002, the Company negotiated new debt financing, of which, the proceeds of $875,000 paid various debts, which resulted in a forgiveness of debt of $812,014. This new note bears interest at
7.5 percent and has monthly principle payments of $8,111 including interest, matures in December 2005, and is secured by property.

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

RESULTS OF OPERATIONS

     International Machine and Welding, Inc. (IMW) is currently the only subsidiary of American Commerce Solutions, Inc. IMW has three distinct operating divisions that make up its total sources of income. All three divisions operate from the same 38,000 square foot facility on 4.71 acres in Polk County, Florida. The administrative portion of this facility also houses the offices of American Commerce Solutions, Inc., the parent company.

     The first operating division is the machine shop that boasts some of the largest equipment of its type in the southeastern U.S. This division provides machining services to a wide variety of users such as marine, aerospace, nuclear and fossil electric utilities, heavy machine services industry, phosphate mining, and chemical and defense industries. It has the capability to machine components up to 55 feet in length on a horizontal lathe and machine a component that is 20 feet in diameter on a vertical mill. This equipment is one reason that IMW has a niche in this market place. This division is particularly strong in the machining and remanufacturing of large, complex shaped heavy components, pumps, valves, bearings, and shafts.

     The second division is an independent, full service repair facility for heavy construction equipment. Specializing in tracked earth moving equipment, IMW is fully capable of complete servicing and rebuilding of engines, transmissions, torque converters, undercarriages, and tracks for crawler tractors. Providing in the field service and inspections, this division benefits its customers with convenient and professional service of their equipment. The customer base includes various municipalities, solid waste companies, construction and construction service companies, and the mining industry. This division is growing at a pace that will require expansion of the facility in the foreseeable future.

     The third division is parts sales for the repair division, as well as those who will do their own repairs. Customers are both domestic and foreign, with parts sales to the islands occurring routinely. As working capital and inventory improve, this third division will provide a more substantial presence within the division.

     The Company does not have discrete financial information on each division, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2002 AND 2001.

     After adjustment for discontinued operations that were reported in 2001, net sales for the three months ended November 30, 2002 increased 37.3 percent to $648,154 from $472,205 for the three months ended November 30, 2001. The heavy equipment repair division accounts for the majority of the increase with two months of the quarter producing revenue in excess of $100,000 above the division's prior six-month average sales. Aggressive marketing and sales activity and a more closely managed shop produced the opportunity. The cost of goods sold decreased by 25.3 percent for the period ended November 30, 2002 to $289,891 as compared to $365,076 for the same period in 2001. The gross profit margin increased by 35.6 percent to $283,078 for the quarter ending November 30, 2002 as compared to $182,314 reported for the same quarter ended November 30, 2001.

     After incorporation of the one-time gain from refinancing operating expenses were negated for the three months ended November 30, 2002, a gain of $479,336 resulted instead of a cost of $343,031 for the three months ended November 30, 2001, or a positive difference of $822,367. This was the direct result of the refinancing of debt in the subsidiary, IMW.

     The Company experienced a significant gain from operations of $685,069 for the three months ended November 30, 2002 as compared to a net operating loss of $201,629 recorded for the same period in 2001, or an improvement of $886,698. After all adjusting entries for additional income and expenses, interest, disposition of assets, and income from discontinued operations, the net gain to common shareholders for the period ended November 30, 2002 was $685,069, or $.04 per share.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2002 AND 2001.

     Net sales for the nine months ended November 30, 2002 were up 16.6 percent to $1,776,163 from the $1,523,899 for the same period in 2001. On the other hand, the cost of goods sold for the nine months ended November 30, 2002 were $1,030,440 as compared to $895,534 for the nine months ended November 30, 2001. Gross profit increased 18.7 percent to $745,723 for the nine months ended November 30, 2002 from $628,365 for the same period in 2001.

     Operating expenses decreased to $409,803 through November 30, 2002 from $1,437,614 through November 30, 2001. This $1,027,011 improvement incorporates the one-time gain of $812,014 recognized from the refinancing accomplished by management during the third quarter of 2002.

     The net gain after all accounting for other income, adjustments for disposition of assets, interest expense, and disposal of discontinued operations at the end of the nine-month period ended November 30, 2002 was $125,753. The fully adjusted net loss for the same period in 2001 was $1,009,102, for a net improvement of $1,134,855.

     The basic and fully diluted gain per common share from continuing operations for the nine months ended November 30, 2002 was $.01, which is a factor of the refinancing accomplished in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The net cash used by operating activities for the nine months ended November 30, 2002 was $225,015 compared to $12,236 for the same period in 2001. Accounts receivable increased by $340 through the first nine months of 2002. Inventory for continuing operations increased by $29,325.

     Cash flow from operations and short-term loans provided working capital and principal payments on long-term debt of the Company through the nine months ended November 30, 2002. On November 30, 2002, the Company received a loan from a local lending institution with very favorable terms to provide the capital needed to restructure the existing debt and to provide adequate cash flow to fund the anticipated growth opportunities for the Company for the remainder of the fiscal year. The additional benefit of this restructuring of debt is a one-time gain for the quarter ended November 30, 2002. This one-time gain resulted in an $812,014 increase in stockholder equity. Cash requirements for operations have been reduced by almost $15,000 per month under the terms of the negotiated funding and the settlement of long-term debt for less than booked balances. The refinancing accomplished at the end of November provided funding to substantially reduce both long and short-term debt subsequent to the end of the quarter. This will assist the Company in meeting its existing obligations through the year-end February 28, 2003. Anticipated future growth will require additional financing to provide working capital for inventory and manpower.

     From inception, the Company had suffered substantial losses; however, it has recorded income from operations of $125,753 for the nine-month period ended November 30, 2002. The accumulated losses through that date total $11,445,256. Although the current quarter was profitable, the Company still has not achieved overall, sustained profitability and additional losses are expected until equity funding occurs to offset the costs of having a public company. The Company has not been able to consistently pay all of its obligations in a timely manner and has converted some of its defaulted debt to short-term installment agreements. Management will continue negotiating for both debt and equity funding.

                          PART I. FINANCIAL INFORMATION

ITEM 3. CONTROLS AND PROCEDURES

THE COMPANY HAD CONTROLS AND PROCEDURES IN PLACE DURING THE REPORTING PERIOD TO ENSURE THAT MATERIAL INFORMATION IS KNOWN TO US IN A TIMELY FASHION. THOSE CONTROLS AND PROCEDURES HAVE BEEN REVIEWED FROM TIME TO TIME TO EVALUATE THEIR EFFECTIVENESS. THE COMPANY IS SATISFIED THAT THESE CONTROLS AND PROCEDURES ARE ADEQUATE TO GIVE FAIR REPRESENTATION OF MATERIAL INFORMATION ABOUT THE FINANCIAL CONDITION OF THE COMPANY. THERE HAVE BEEN NO SIGNIFICANT FACTORS OR CHANGES TO THE CONTROLS AND PROCEDURES OF THE COMPANY THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE REPORTING PERIOD.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company has defaulted on a total of $993,130 of notes payable. The amount of principal payments in arrears was $993,130, with an additional amount of $227,449 of interest due at November 30, 2002. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

                                     AMERICAN COMMERCE SOLUTIONS, INC.

                                     By: /s/ Daniel L. Hefner
                                     -------------------------------------------
                                     Daniel L. Hefner, Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ Frank D. Puissegur
                                     -------------------------------------------
                                     Frank D. Puissegur, Chief Financial Officer
Date: January 9, 2003                (Principal Accounting Officer)