Form 10KSB
period 2003-02-28
AMERICAN COMMERCE SOLUTIONS
filed 2003-06-13
CIK 949982

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 2003

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. {X}.

     State the issuer's revenues for its most recent fiscal year: $2,211,984

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 28, 2003 was approximately $1,753,149 based upon the closing sale price of $.06 for the Registrant's Common Stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 28, 2003.

     As of February 28, 2003 the registrant had 29,219,158 shares of Common Stock, $.002 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                        American Commerce Solutions, Inc.
                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended February 28, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Description of Business                                               3
Item 2.  Description of Property                                               8
Item 3.  Legal Proceedings                                                     8
Item 4.  Submission of Matters to Vote of Securities Holders                   8

                                     PART II

Item 5.  Market for Common Equity and Related Security Stockholder Matters     9
Item 6.  Management's Discussion and Analysis or Plan of Operation            10
Item 7.  Financial Statements                                                 12
Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           12

                                    PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  12
Item 10. Executive Compensation                                               13
Item 11. Security Ownership of Certain Beneficial Owners and Management       15
Item 12. Certain Relationships and Related Transactions                       17
Item 13. Exhibits and Reports on Form 8-K                                     18
Item 14. Controls and Procedures                                              18

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

     International Machine and Welding, Inc. also sells OEM and after-market repair parts for heavy equipment. The operation has an extensive cross-reference listing and network of sources. One of the major competitive advantages of the operation is its ability to determine exactly what the customer needs and fulfill the requirement. In many cases, the customer may not have service manuals or to be able to identify part numbers. If a customer has more than one type of machine, which is quite common, they may have to contact a number of different suppliers to get parts for multiple machines. Our operation identifies the required parts and arranges the necessary repairs. As a result, the customer only has to make one phone call for all of their needs. This also makes International Machine and Welding, Inc. an attractive alternative for sales to customers outside the United States. Orders can be accumulated throughout the month and be sent on consolidated shipments. This has created a niche market for the direct parts sales division. The operation currently has two customer relationships in the Caribbean. Management believes that this market has not been fully targeted by its competitors and offers potential as a source of increased business.

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

BUSINESS STRATEGY

     The Company has adopted a business strategy that focuses on expansion through acquisitions of companies that are synergistic to the existing subsidiary operations.The key elements must include solid management, profitability, geographically compatible and can be enhanced by shared services and opportunites.

Under the current strategy, the Company is developing three divisions of its chosen segment: Manufacturing.

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

     Direct sales personnel who primarily target mid-tier accounts handle sales for Division 2 and 3. We believe that this broad niche market is largely untapped by the larger factory-sponsored operations which cater specifically to very large accounts. Margins are typically very slim in these accounts and a large percentage of customer base is represented by very few accounts. Because we are an independent repair facility, we can provide service to a much broader base of customers with greater margins than the large factory-sponsored competitors. Division 2 has recently expanded its sales force to address the total available market. Anticipating growth of sales, the Company has installed additional specialized equipment to service undercarriages, which represents approximately 37% of the Company's repair revenue. The recent installation of an additional track press will allow this division to double its capacity.

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

     Customer Dependence

     International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 31.7% of the division's revenues in fiscal 2003 compared to 28.9% in fiscal 2002, while the industrial and mining industries accounted for approximately 26.6% and 29.3% in fiscal 2003 compared to 18.4% and 20.0% in fiscal 2002, respectively, of the division's total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

CUSTOMER DEPENDENCE

     International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. During fiscal 2003 five customers provided more than 5% of sales each. These customers were IMC Phosphates Company 14.96%, Vehicare 13.68%, Wadsworth 6.87%, Southern Developers 6.74%, Kovacs 6.09% and Tuco Peat 5.23%.

EMPLOYEES

     At May 15, 2003, the Company and its subsidiaries had 23 employees devoting full-time hours, no part time employees and 1 contractors. Of these workers, two are performing executive, management and marketing functions, two are performing accounting, financial and office functions, three provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements. The parent operation has three full time employees. The Manufacturing Division employs 20 full time employees.

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

RISK FACTORS

     Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor's Report. The Company had an accumulated deficit at February 28, 2003 of $11,918,918 and net loss to common shareholders of $347,910 for the year ended February 28, 2003.The Company had an accumulated deficit of $11,528,008, and net loss to common shareholders of $1,542,919 for the year ended February 28, 2002. The Company had positive cash flow of $275 for the fiscal year February 28,2003 as opposed to negative cash flow for the year ended February 28, 2002 of $20,677. The Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

     Growth Plans and Risk of Expansion. The Company adopted and implemented a business strategy, which seeks growth and expansion through the acquisition of synergistic companies. Accordingly, the growth and financial performance of the Company will depend, in large part, upon the Company's ability to identify and locate suitable acquisitions, to manage such growth and the resultant diverse operations, to manage the margins of the acquired operations, and to attract, hire, train, and retain qualified supervisory personnel and other operational employees to meet the Company's needs as it expands, as well as the availability of sufficient working capital. Difficulties resulting from the failure of the Company to manage and control its growth could materially adversely affect the Company's operating results and financial condition.

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

     Need for Additional Financing. Cash flow from operations and the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2003. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy

     Loss of Certain Members of Our Management Team Could Adversely Affect the Company. The Company is dependent to a significant extent on the continued efforts and abilities of our Chairman, Robert E. Maxwell and President and Chief Executive Officer, Daniel L. Hefner. If the company were to lose the services of either of these individuals or other key employees or consultants before a qualified replacement could be obtained, the business could be materially affected.

     Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28,2003 the price of our common shares has ranged from $0.625 to $0.03 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

     Control by Current Stockholders, Officers and Directors. Management and affiliates of the Company currently beneficially own, including shares they have the right to acquire, approximately 66% of the voting Common Stock. These persons are, and will continue to be, able to exercise control over the election of the Company's directors and the appointment of officers.

ITEM 2. PROPERTIES

     International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce. A note with Valrico State Bank encumbers this building. This note needs to be refinanced by November 2005. The note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 21, 2003 a stockholders meeting was held at the corporate offices in Bartow, Florida. All notices and filings were properly made. A quorum ( 9,641,611) was present by proxy.

Three proposals came for action:

Proposal No. 1 Election of Directors. Three nominees, Robert E. Maxwell (2 years) Daniel L. Hefner (2 years) and Frank D. Puissegur (1 year) were elected

13,137,346 FOR      2,000 AGAINST

Proposal No. 2 Amendment to Company's 1995 Employee Stock Option Plan. Proposed to increase the shares available by 1,500,000 shares to 3,500,000.

13,139,346 FOR      0 AGAINST

Proposal No. 3 Management Proposal on Independent Accountants. Vote to ratify the selection of Pender Newkirk & Company as Independent Auditors for Fiscal 2003.

13,139,346 FOR      0 AGAINST

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

                                                                  Bid Prices
                                                               ----------------
                                                               High        Low
                                                               ----        ---

FISCAL 2003

First Quarter  (March 1, 2002 through May 31, 2002)            $0.30      $0.20

Second Quarter  (June 1, 2002 through August 31, 2002)         $0.26      $0.03

Third Quarter  (September 1, 2002 through November 30, 2002)   $0.14      $0.03

Fourth Quarter  (December 1, 2002 through February 28, 2003)   $0.12      $0.04

FISCAL 2002

First Quarter (March 1, 2001 through May 31, 2001)             $0.625     $0.25

Second Quarter (June 1, 2001 through August 31, 2001)          $0.34      $0.17

Third Quarter (September 1, 2001 through November 30, 2001)    $0.30      $0.18

Fourth Quarter (December 1, 2001 through February 28, 2002)    $0.30      $0.18

On May 15, 2003 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.03 and there were approximately 538 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

     None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the fiscal years ended February 28, 2003 and February 28, 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

     The Company owns one subsidiary that operated in the manufacturing segment during the fiscal year ended February 28, 2003 and February 28, 2002. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

     The manufacturing subsidiary generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

     The subsidiary's sales expectations were not met in fiscal 2003 although there was an increase in revenue. We have expectation of more significant growth in fiscal 2004. This will be facilitated by additional working capital anticipated through improved operations, capital raises and bank loans.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     General

     The Company's consolidated net sales increased to $2,211,984 for the fiscal year ended February 28, 2003 an increase of $270,129 from $1,941,855 for the fiscal year ended February 28, 2002, an increase of 13.9%. This increase was due to increased sales effort.

     Gross profit for the consolidated operations decreased to $789,941 for the fiscal year ended February 28, 2003 from $837,147 for the fiscal year ended February 28, 2002. Gross profit decreased as a percentage of sales to 35.71% from 43.11%. This change was due,in part, to the management decision to write down inventory by $102,823. Consolidated interest expenses in fiscal 2003 were $301,774 compared to $297,235 in fiscal 2002. The company incurred a net consolidated loss of $347,910 for the year ended February 28, 2003 compared to a loss of $1,542,919 for the year ended February 28, 2002. One time gains on renegotiation and settlement of debt was a major factor in this improvement.

     Selling, general and administrative expenses decreased to $1,584,470 for fiscal 2003 from $2,043,752 for fiscal 2002, a decrease of $459,282 or 22.47%.
The decrease was mainly attributable to reduction in management staff and general tightening of controls.

     The Company's net loss to common shareholders was $347,910 for fiscal 2003 compared to a net loss to common shareholders of $1,542,919 for fiscal 2002. This improvement was largely attributable to the one-time gain on forgiveness of debt of $812,014 from the previous fiscal year. Despite this improvement over the preceding year and because of these continuing losses, the Independent Auditors have questioned the Company's continuation as a going concern.

     Manufacturing Subsidiary

     The Manufacturing operation provided net sales of $2,211,984 for the fiscal year ended February 28, 2003 compared to $1,941,855 for the fiscal year ended February 28, 2002. The machining operations provided $827,725 or 37.4% of net sales with parts and service providing $1,384,259 or 62.6% of net sales for the fiscal year ended February 28, 2003 as compared to machining operations contributing $849,723 or 43.8% of net sales with parts and service providing $1,092,132 or 56.2% of net sales for the fiscal year ended February 28, 2002. This was through the efforts of a three person sales staff and the exemplary work of the rank and file who provided product turnaround that excited the customers and created more opportunities.

     Gross profit from the Manufacturing operation was $789,941 for the fiscal year ended February 28, 2003 compared to $837,147 in fiscal 2002 providing gross profit margins of 35.71% and 43.1%, respectively.

     Selling, general and administrative expenses were $1,584,470 for the fiscal year ended February 28, 2003 compared to $2,043,752 for the fiscal year ended February 28, 2002. Interest expenses were $301,774 for the fiscal year ended February 28, 2003 compared to $297,235 for the fiscal year ended February 28, 2002.

     The Company does not have discrete financial information on each division, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

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

On November 30, 2002 the company received a bank loan of $875,000 which was used to pay off short and long term debt negotiated by management to allow a one time gain on forgiveness of debt of $812,014.This debt was associated with the June 2000 acquisition of the assets of International Machine and Welding, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     During the fiscal years ended February 28, 2003 and February 28, 2002, the Company (used) net cash for operating activities of $504,686 and $(12,948), respectively. Accounts receivable decreased to $169,040 at February 28, 2003 from $234,334 at February 28, 2002, a decrease of $65,294, or 27.86%. Inventory decreased to $103,630 at February 28, 2003 from $268,030 at February 28, 2002, a decrease of $164,400, or 61.3% as a result of a substantial write down during fiscal 2003 and reclassification to property and equipment.

     During   fiscal  2003  and  2002,   the  Company  used  funds  for  capital
expenditures of $31,841 and $15,556, respectively.

     Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through fiscal 2003. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT

     The following table sets forth information about each person who serves as an executive officer or director of the Company:

     Name               Age      Positions with the Company
     ----               ---      --------------------------

Robert E. Maxwell       67       Chairman of the Board and Director

Frank D. Puissegur      43       Chief Financial Officer and Director

Daniel L. Hefner        52       Chief Executive Officer, President and Director

     Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Two board members were elected to two-year terms at the annual stockholders meeting held January 21, 2003. Robert Maxwell and Daniel Hefner were elected to a two-year term. On March 5, 2002 in consent action by shareholders, Norman Birmingham was elected to a two-year term, but subsequently resigned the position.Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified. There are no family relationships between any of our officers and directors. Set forth below is a description of the business experience during the past five years or more and other biographical information for directors and executive officers identified above:

     Mr. Maxwell has been a director and the Chairman of the Board of Directors of the Company since June 2000. Mr. Maxwell serves as a consultant to International Machine and Welding, Inc., a subsidiary of the Company. He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for the past 24 years until the sale of its assets in June 2000. Mr. Maxwell has served on various bank and charitable boards of directors.


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

     Mr. Hefner has been President of the Company since September,2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice
President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner currently serves as President of International Machine and Welding, Inc. He also serves as President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr.Hefner has been active for the past twelve years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he served as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer. CRNC filed bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code two months after Mr. Hefner's departure.

ITEM 10. EXECUTIVE COMPENSATION

     The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company's Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the fiscal year ended February 28, 2003 (collectively, the " Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                      Compensation
                                                         Awards
                                        Annual        ------------
                                     Compensation      Securities
Name and                  Fiscal   ----------------    Underlying     All Other
Principal Position         Year    Salary     Bonus     Options     Compensation
------------------         ----    ------     -----     -------     ------------

Daniel L. Hefner           2003   $67,600               100,000       $25,000
 President

David N. DeBaene           2001   $87,500     $   0     100,000       $25,000
 Subsidiary President (1)

----------
(1) The Company's Board of Directors accepted the resignation of Mr. DeBaene from his position as President of J.D. American Workwear, Inc., on December 15, 2000. Daniel L. Hefner was named President in September 2002.

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

COMPENSATION COMMITTEE

     Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's 1995 Stock Option Plan, the NonQualifying Stock Option Plan aproved effective July 10,2002 and the Employee Stock Incentive Plan approved effective May 27,2003.

EMPLOYEE STOCK OPTION PLAN

     The 1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Plan") adopted by the Company's Board of Directors in February 1995 and by the stockholders in July 1995 provides for the issuance of options to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the plan may be either "incentive stock options" ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or "nonqualified stock options" ("NQSOs"). The Plan does not provide for the issuance of stock appreciation rights but does permit the granting of restricted and non-restricted stock and deferred stock awards. A total of 250,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in January 1998, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 500,000 shares, which amendment was ratified by the stockholders of the Company at the Annual Meeting of Stockholders held April 15, 1998. The plan was further amended at an Annual Shareholders meeting December 15, 2000 at which time an increase of 1,250,000 shares were ratified. The Plan was also amended on January 21, 2003 by the stockholders at which time an increase of 1,500,000 shares were ratified for a total of 3,500,000 shares. The Compensation Committee of the Board of Directors administers the Plan. The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, the number of shares which will be covered by each Option and the form and terms of the agreement to be used.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/ Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees officers and consultants. These options are granted by the Board at their discretion. 50,000 options were granted during fiscal 2003.

EMPLOYEE STOCK INCENTIVE PLAN (SUBSEQUENT EVENT)

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the "Plan") for the year 2003 that authorizes up to 15,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of May 29, 2003, there were no options granted under this Plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of $.04 per share. As of May 29, 2003, there were no options issued under this plan.

     At February 28, 2003, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2003 to the Named Executive Officers covered by the Salary Compensation Table.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (individual grants)

                        Number of        % of Total
                         Securities     Options/SAR's   Exercise
                         underlying      Granted to     or Base
                        Options/SAR's   Employees in     Price     Expiration
Name                      Granted        Fiscal Year     ($/Sh)       Date
----                      -------        -----------     ------       ----
Daniel L. Hefner          100,000           11.76        $0.286    June 1, 2007
Daniel L. Hefner          200,000           23.53        $0.242     Exercised
Barbara Maxwell           200,000           23.53        $0.242     Exercised
R. Beimel                 200,000           23.53        $0.242     Exercised
N. Birmingham             150,000           17.65        $0.242     Exercised

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options, the number of shares acquired pursuant to the exercise of stock options during fiscal 2003, the number of stock options held on February 28, 2003 and the realizable gain of stock options that are "in-the-money."

                                                             Number of
                                                       Securities Underlying            Value of Unexercised
                                                        Unexercised Options             In-the-Money Options
                                                         at Fiscal Year End            At Fiscal Year End (1)
                         Shares                      ---------------------------     ---------------------------
                       Acquired or        Value      Exercisable   Unexercisable     Exercisable   Unexercisable
Name                  Exercised (#)     Realized         (#)            (#)               $              $
----                  -------------     --------     -----------   -------------     -----------   -------------
Daniel L. Hefner       100,000              0           100,000           0                0              0

----------
(1) Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2003 of $0.06 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of May 15, 2003, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or                    Amount and Nature of          Percentage
  Number in Group                    Beneficial Ownership (1)       of Class (2)
  ---------------                    ------------------------       ------------

Directors and Executive Officers

Robert E. Maxwell (3)                        11,147,342                38.15%

Frank D. Puissegur                                    0                   **

Daniel L. Hefner (5)
1400 Chamber Dr.
Bartow, FL                                    9,511,110                32.55%

All Directors and Executive
Officers as a Group (3 persons)              20,658,452(6)             70.70%

International Commerce and
Finance, Inc.
Tampa, FL                                     7,970,000                27.28%

FMW (4)                                      10,423,982                35.68%
Bartow, Florida

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

(3) Includes 723,360 shares of Common Stock held by his spouse Barbara Maxwell. Includes 10,423,982 shares held in FMW of which Mr. Maxwell is beneficial owner.

(4)  Stock issued for extinguishing $531,000 of long-term debt.

(5) Includes (a) 300,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 1,241,110 shares of Common Stock held personally and, (c) 7,970,000 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.

(6)  Includes 400,000 shares of Common Stock subject to options.

     The Company has two classes of preferred stock outstanding comprised of 102 shares of Series A Preferred Stock and 3,718 shares of Series B Preferred Stock. Each outstanding class of preferred stock has voting rights and is convertible into Common Stock. Each share of Series A Preferred Stock converts to 1,289 shares of Common Stock and votes on an as converted basis. 3,207 shares of Series B Preferred Stock is convertible into 641,400 shares of Common Stock and 511 Series B Preferred Shares convert into 511,000 shares of Common Stock and votes on an as converted basis.

     Gerald Hoak, owner of 20 shares or 19.61% of Series A Preferred Stock, and Merit Capital Associates, owner of 40 shares or 39.22% of Series A Preferred Stock are the only owners of more than 5% of the class. No director or officer is the beneficial owner of any of the Series A or Series B Preferred Stock.

     Beneficial Voting Power Held

     The following table sets forth the voting power in the Company's equity securities, as of February 28, 2003 held by: (i) each director of the Company,(ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

                                                          Percent of Outstanding
Name                                                       Voting Power Held(1)
----                                                      ----------------------

Directors and Executive Officers

Robert E. Maxwell........................................         38.15%
Frank Puissegur .........................................           *
Daniel L. Hefner (3).....................................         32.55%
All directors and executive officers
as a group (3 persons)...................................         70.70%

FMW (2)..................................................         35.68%

International Commerce and Finance (4)...................         27.28%

----------
*    Less than 1%

(1) Based upon 29,219,158 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3718 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 511 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2003, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,152,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners ("Beneficial Ownership Table"). Totals exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2)  FMW was awarded  10,423,982  shares for acceptance of $531,000 of debt.
(3) Consisting of 300,000 votes upon exercise of currently exercisable options to purchase Common Stock, 1,241,110 shares of Common Stock held and 7,970,000 shares of Common Stock beneficially owned as President of International Commerce and Finance, Inc.
(4)  Consisting of 7,970,000 shares of Common Stock.

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

During the year ended February 28, 2003, two executives who are stockholders of the Company deferred approximately $130,000 of compensation earned during the year. The balance due to stockholders at February 28, 2003 totaled $178,394. The note is unsecured, non-interest bearing, and has no specific repayment terms.

During the year ended February 28, 2003, the Company issued 462,500 shares of common stock to an employee valued at $74,650 for services rendered. The Company also issued 200,000 shares of common stock to a related party valued at $48,400 for services rendered.

The Company also issued 566,666 shares of common stock to a related company valued at $55,000 for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the president and chief executive officer of the Company.

During the year ended February 28, 2003, the Company wrote off a loan receivable balance of $31,234, which was due from a stockholder as additional compensation.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1.

(b)  Reports on Form 8-K

ITEM 14. CONTROLS AND PROCEDURES

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

Certification by each Director and executive officer has been executed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN COMMERCE SOLUTIONS, INC.


Date: June 6, 2003                      By: /s/ Daniel L. Hefner
                                            ------------------------------------
                                            Daniel L. Hefner, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBAENES-OXLEY ACT OF 2002

     In connection with the Annual Report of American Commerce Solutions, Inc. (the 'Company') on Form 10-KSB for the year ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C.Sction 1350, as adopted pusuant to Section 906 of the Sarbaenes-Oxley Act of 2002, that to such officer's knowledge: Section 13(a)

     (1)  The Report fully complies with the  requirements  of Section 13 (a) or
          Section 15 (d) of the Securities and Exchange Act of 1934: and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                             Title                       Date
     ----------                             -----                       ----

/s/ Robert E. Maxwell        Chairman of the Board and Director     June 11,2003
--------------------------
Robert E. Maxwell

/s/ Daniel L. Hefner         Chief Executive Officer, President
                             and Director                           June 11,2003
--------------------------
Daniel L. Hefner

/s/ Frank D. Puissegur       Chief Financial Officer (Principal
--------------------------   Financial Officer) and Director        June 11,2003
Frank D. Puissegur

                                 Certifications
                                   SECTION 302

I, Frank D. Puissegur, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Commerce Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date June 11, 2003                      /s/ Frank D. Puissegur
                                        ----------------------------------------
                                        Frank D. Puissegur

                                        Chief Financial Officer
                                        ----------------------------------------
                                        Title

I, Daniel L. Hefner, certify that:

     1. I have reviewed this annual report on Form 10-KSB of American Commerce Solutions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date June 11, 2003                      /s/ Daniel L. Hefner
                                        ----------------------------------------
                                        Daniel L. Hefner

                                        Chief Executive Officer
                                        ----------------------------------------
                                        Title

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

(1) An annual report covering the registrant's last fiscal year ended February 28,2002 was sent to security holders of the registrant in January 2003.

(2) A proxy statement, proxies, and other proxy soliciting material was sent to the registrant's shareholders during the past fiscal year. The Company held its annual shareholders meeting on January 21, 2003.

                American Commerce Solutions, Inc. and Subsidiary

                        Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

                                    Contents

Independent Auditors' Report on Consolidated Financial Statements,
    February 28, 2003........................................................F-1

Independent Auditors' Report on Consolidated Financial Statements,
    February 28, 2002........................................................F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet...............................................F-3
    Consolidated Statements of Operations....................................F-4
    Consolidated Statements of Changes in Stockholders' Equity...............F-5
    Consolidated Statements of Cash Flows..............................F-7 - F-8
    Notes to Consolidated Financial Statements........................F-9 - F-24

                          Independent Auditors' Report

Stockholders and Board of Directors
American Commerce Solutions, Inc. and Subsidiary
Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2003 and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements of American Commerce Solutions, Inc. and Subsidiary have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has had recurring operating losses since inception, has negative working capital as of February 28, 2003, has used approximately $504,700 of cash in operations for the year ended February 28, 2003, and is in default on several loans. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also disclosed in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida

April 11, 2003, except for the last two paragraphs of Note 14, as to which the date is May 29, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Commerce Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of American Commerce Solutions, Inc. (a Delaware Corporation) and Subsidiary for the year ended February 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' equity, and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of American Commerce Solutions, Inc. and Subsidiary for the year ended February 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2002 consolidated statements of operations, changes in stockholders' equity, and cash flows have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the 2002 financial statements (which is not presented herein), the Company's significant operating losses and negative working capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters were also discussed in Note 2 to the 2002 financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ BELLA, HERMIDA, GILLMAN, HANCOCK & MUELLER

Certified Public Accountants
Plant City, Florida
May 23, 2002

                American Commerce Solutions, Inc. and Subsidiary

                           Consolidated Balance Sheet

                                February 28, 2003


Assets
Current assets:
    Cash                                                                   $     14,483
    Accounts receivable, net of allowance of $5,190                             169,040
    Inventory                                                                   103,630
    Other receivables                                                            77,814
    Other current assets                                                         41,908
                                                                           ------------
Total current assets                                                            406,875
                                                                           ------------

Property and equipment, net of accumulated depreciation of $823,999           5,245,655
                                                                           ------------

Other assets:
    Prepaid loan costs                                                           32,430
    Long-term receivable                                                        142,675
    Real property held for resale                                               243,150
                                                                           ------------
Total other assets                                                              418,255
                                                                           ------------

                                                                           $  6,070,785
                                                                           ============

Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of notes payable and capital leases                    $    828,030
    Bank overdraft                                                               14,187
    Accounts payable                                                            503,459
    Accrued expenses                                                             46,854
    Accrued interest                                                            157,442
    Due to stockholders                                                         178,394
    Deferred revenue                                                             36,425
                                                                           ------------
Total current liabilities                                                     1,764,791
                                                                           ------------

Notes payable and capital leases, net of current portion                      1,269,691
                                                                           ------------

Stockholders' equity:
    Preferred stock, total authorized 1,000,000 shares:
      Series A, cumulative and convertible; $.001 par value;
        600 shares authorized; 102 shares issued and
        outstanding; liquidating preference of $376,125
      Series B, cumulative and convertible; $.001 par value;
        3,950 shares authorized; 3,718 shares issued and
        outstanding; liquidating preference of $3,718,180                             3
      Series C, cumulative and convertible; $.001 par value;
        20,000 shares authorized; 0 shares issued and outstanding
    Common stock; $.002 par value; 75,000,000 shares
      authorized; 29,741,158 shares issued; 29,219,158 shares
      outstanding                                                                59,482
    Additional paid-in capital                                               15,233,137
    Stock subscription receivable                                               (10,000)
    Treasury stock, at cost                                                    (265,526)
    Accumulated deficit                                                     (11,918,918)
    Loan costs                                                                  (61,875)
                                                                           ------------
Total stockholders' equity                                                    3,036,303
                                                                           ------------

                                                                           $  6,070,785
                                                                           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                American Commerce Solutions, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                                 Year Ended February 28,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
Net sales                                                     $  2,211,984    $  1,941,855

Cost of goods sold                                               1,422,043       1,104,708
                                                              ------------    ------------

Gross profit                                                       789,941         837,147
                                                              ------------    ------------

Selling, general and administrative expenses                     1,584,470       2,043,752
Impairment of property and equipment                                80,000
Gain on forgiveness of debt                                       (812,014)
                                                              ------------    ------------
                                                                   852,456       2,043,752
                                                              ------------    ------------

Loss from operations                                               (62,515)     (1,206,605)
                                                              ------------    ------------

Other income (expense):
    Other income                                                    24,153          22,564
    (Loss) gain on sale of assets                                   (7,774)         14,547
    Interest expense                                              (301,774)       (297,235)
                                                              ------------    ------------
Total other income (expense)                                      (285,395)       (260,124)
                                                              ------------    ------------


Net loss from operations                                          (347,910)     (1,466,729)
                                                              ------------    ------------
Discontinued operations:
    Loss from discontinued operations                                              (59,350)
    Loss on disposal of subsidiary                                                 (16,840)
                                                              ------------    ------------
Net loss from discontinued operations                                              (76,190)
                                                              ------------    ------------

Net loss                                                      $   (347,910)   $ (1,542,919)
                                                              ============    ============

Net loss from continuing operations per common share          $       (.02)   $       (.14)
                                                              ============    ============

Net loss from discontinued operations per common share        $       (.00)   $       (.01)
                                                              ============    ============

Net loss per common share                                     $       (.02)   $       (.15)
                                                              ============    ============

Weighted average number of common shares outstanding            17,991,670      10,300,282
                                                              ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                American Commerce Solutions, Inc. and Subsidiary

           Consolidated Statements of Changes in Stockholders' Equity

                     Years Ended February 28, 2003 and 2002

                                                               Common Stock                Preferred Stock
                                                        --------------------------    --------------------------
                                                          Shares          Amount          Shares          Amount
                                                       ------------    ------------    ------------    ------------
Balance, February 28, 2001                               10,717,589    $     21,435           8,117    $          8
Common shares issued for services                            25,000              50
Common shares issued for debt repayment                      96,690             194
Common shares surrendered for stock
    receivable                                              (10,000)            (20)
Preferred shares converted                                4,850,065           9,700          (4,808)             (5)
Common shares issued for accrued compensation             2,030,000           4,060
Common stock acquired in sale of subsidiary
Stock receivable paid in services
Stock receivable paid in cash
Common shares retired                                      (358,000)           (716)
Preferred shares issued for Series B dividends                                                  264
Net loss
                                                       ------------    ------------    ------------    ------------
Balance, February 28, 2002                               17,351,344          34,703           3,573               3
Common shares issued for services                         1,415,832           2,831
Common shares issued for debt repayment                  10,423,982          20,848
Common shares issued for compensation                       550,000           1,100
Cash received for stock subscription receivable
Preferred shares issued for Series B dividends                                                  247
Loan cost from issuance of common stock
Amortization of loan cost
Net loss
                                                       ------------    ------------    ------------    ------------
Balance, February 28, 2003                               29,741,158    $     59,482           3,820    $          3
                                                       ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Additional         Stock
  Paid-In       Subscription    Accumulated      Treasury           Loan
  Capital        Receivable       Deficit          Stock            Cost          Total
------------    ------------    ------------    ------------    ------------   ------------
$ 14,229,367    $   (477,000)   $(10,028,089)                                  $  3,745,721
       4,450                                                                          4,500
      82,007                                                                         82,201

      (2,980)         10,000                                                          7,000
      (9,695)
     361,340                                                                        365,400
                                                $   (525,588)                      (525,588)
                     442,000                                                        442,000
                       5,000                                                          5,000
    (259,346)                                        260,062

                                  (1,542,919)                                    (1,542,919)
------------    ------------    ------------    ------------    ------------   ------------
  14,405,143         (20,000)    (11,571,008)       (265,526)                     2,583,315
     185,219                                                                        188,050
     510,775                                                                        531,623
     132,000                                                                        133,100
                      10,000                                                         10,000

                                                                $    89,259
                                                                    (27,384)
                                    (347,910)                                      (347,910)
------------    ------------    ------------    ------------    ------------   ------------
$ 15,233,137    $    (10,000)   $(11,918,918)   $   (265,526)   $     61,875   $  3,098,178
============    ============    ============    ============    ============   ============

                American Commerce Solutions, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                    Year Ended February 28,
                                                                  --------------------------
                                                                      2003           2002
                                                                  -----------    -----------
Operating activities
    Net loss                                                      $  (347,910)   $(1,542,919)
                                                                  -----------    -----------
    Adjustments to reconcile net loss to net cash used by
        operating activities:
           Depreciation and amortization                              312,494        294,314
           Impairment of property and equipment                        80,000
           (Recovery) provision for doubtful accounts                 (18,125)           731
           Provision for losses on inventory                          102,823
           Stock issued for services and compensation                 321,150        475,162
           Loss on disposal of subsidiary                                             16,840
           Loss (gain) on disposal of assets                            7,774        (14,457)
           Gain on forgiveness of debt                               (812,014)
           Decrease (increase) in:
               Accounts receivable                                     83,416        (73,134)
               Inventory                                              (28,544)        15,889
               Other receivables and other assets                    (211,373)       (11,354)
           (Decrease) increase in:
               Accounts payable and accrued expenses                  (30,802)       825,980
               Deferred income                                         36,425
                                                                  -----------    -----------
    Total adjustments                                                (156,776)     1,529,971
                                                                  -----------    -----------
    Net cash used by operating activities                            (504,686)       (12,948)
                                                                  -----------    -----------

Investing activities
    Decrease in long-term receivables                                                (28,440)
    Increase in long-term receivables                                  37,189         22,787
    Cash sold in disposals                                                           (61,260)
    Proceeds from sale of assets                                       14,000          9,089
    Acquisition of property and equipment                             (31,841)       (15,556)
                                                                  -----------    -----------
    Net cash provided (used) by investing activities                   19,348        (73,380)
                                                                  -----------    -----------

Financing activities
    Increase (decrease) in bank overdrafts                             13,909         (8,371)
    Increase in due to stockholder                                    132,599
    Proceeds from notes payable                                     1,135,811        152,651
    Principal payments on notes payable and capital leases           (806,706)       (83,629)
    Proceeds received on common stock receivable                       10,000          5,000
                                                                  -----------    -----------
    Net cash provided by financing activities                         485,613         65,651
                                                                  -----------    -----------

Net increase (decrease) in cash                                           275        (20,677)

Cash, beginning of year                                                14,208         34,885
                                                                  -----------    -----------

Cash, end of year                                                 $    14,483    $    14,208
                                                                  ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                American Commerce Solutions, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                  Year Ended February 28,
                                                                                  ----------------------
                                                                                     2003         2002
                                                                                  ---------    ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                        $ 239,430    $ 168,798
                                                                                  =========    =========

Supplemental schedule of noncash investing and financing activities:

    During the year ended February 28, 2003, the Company transferred $499,700 from equipment held for resale to property and equipment. Also, the Company transferred $75,121 from inventory to property and equipment.

    During the year ended February 28, 2003, the Company transferred $15,000 of merchandise from inventory to equipment held for resale.

    During the year ended February 28, 2003, the Company exchanged $381,437 of accrued expenses for a note payable.

    During the year ended February 28, 2003, the Company exchanged $437,830 and $93,793 of debt and related accrued interest, respectively, for common stock.

    The following are noncash investing and financing activities as of February 28, 2002:

        Securities issued for debt repayment                                                   $  44,500
                                                                                               =========
        Securities issued for payables                                                         $ 381,438
                                                                                               =========
        Securities surrendered                                                                 $   3,000
                                                                                               =========
        Common stock acquired in sale of subsidiary                                            $ 156,532
                                                                                               =========

    In connection with the disposal of all of the common stock of Rhode Island Truck and Equipment Corp., the Company reacquired 155,000 shares of its common stock in exchange for net assets valued at $156,532 during the year ended February 28, 2002.

        Common stock acquired in sale of operations                                            $ 369,056
                                                                                               =========
        Notes payable issued in sale of operations                                             $  43,115
                                                                                               =========

    In connection with the disposal of the assets of JD American Workwear, Inc., the Company reacquired 725,000 shares of its common stock and issued notes payable of $43,115 in exchange for net assets valued at $325,941 during the year ended February 28, 2002.

        Mortgage paid with proceeds from sale of building                                      $ 106,323
                                                                                               =========
        Notes payable issued for equipment                                                     $ 106,212
                                                                                               =========
        Notes receivable issued to President of JD American Workwear, Inc.                     $  40,000
                                                                                               =========
        Notes receivable assigned for accounts payable                                         $  42,291
                                                                                               =========
        Notes payable and accrued interest refinanced                                          $ 185,229
                                                                                               =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

1.   BACKGROUND INFORMATION

American Commerce Solutions, Inc. was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Jaque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the "Company").

The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment.

2.   GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $504,700 of cash in operations for the year ended February 28, 2003. The Company recorded losses from continuing operations of $347,910 and $1,466,729 for the years ended February 28, 2003 and 2002, respectively. Current liabilities exceed current assets by $1,357,916 at February 28, 2003. Additionally, the Company has been unable to meet obligations to its creditors as they have become due and is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

The  accompanying   consolidated   financial   statements  do  not  include  any
adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

3.   SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

     The  accompanying   consolidated   financial  statements  include  the
     activity  of  the  Company  and  its  wholly  owned  subsidiary.   All
     intercompany transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $5,190 is considered adequate at February 28, 2003. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables. There were no receivables on non-accrual of interest status at February 28, 2003.

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out method; market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property  and   equipment  are  stated  at  cost.   Depreciation   and
     amortization expense are calculated using the straight-line and accelerated methods of accounting over the following estimated useful lives of the assets:

          Building and improvements                           15 - 39 years
          Machine and equipment                                5 - 30 years
          Office furniture and equipment                       5 - 10 years
          Trucks and vehicles                                  5 - 7 years

     Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

     Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. As of February 28, 2003, the Company incurred amortization expense of $30,336.

     The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handling are included in cost of sales.

     Sales are recorded when products, repairs, or parts are delivered to the customer. Provisions for discounts and rebates to customers, estimated returns, allowances, and other adjustments are provided for in the same period the related sales are recorded. No products or parts are delivered with any contingencies except for defects.

     The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. During the year ended February 28, 2003, the Company recorded $80,000 in asset impairment. At February 28 2003, the Company did not have any asset that it considered impaired.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), effective for fiscal years beginning after December 15, 1995. SFAS No. 123 provides that expense equal to the fair value of all stock-based awards on the date of grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
     Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS No. 123.

     Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive.

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The Company records stock as issued at the time consideration is received or the obligation is incurred.

     On April 1, 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinded the following pronouncements: SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"; SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements"; and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." In addition, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," and makes technical corrections and amendments to various existing pronouncements. The adoption of SFAS No. 145 resulted in the Company classifying the gain on forgiveness of debt as part of income from operations on the Company's consolidated statements of operations.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The Company will adopt SFAS No. 146 for all exit or disposal activities that are initiated after December 31, 2002, and does not expect this statement to have a material effect on the consolidated financial statements.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). The interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that, at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Company believes the adoption of the recognition and measurement provisions of FIN 45 will not have a material impact on its financial position, results of operations, or cash flows.

     FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for the Company as of January 1, 2003. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     In April 2003, FASB issued SFAS No. 149, "Accounting for Derivative Instruments and Hedging Activities," which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments including certain instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this statement and does not expect it to have a material effect on its consolidated financial statements.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company will adopt SFAS No. 150 and does not expect it to have a material impact on its consolidated financial statements.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

4.   INVENTORIES

Inventories consist of the following at February 28, 2003:

     Work-in-process                                   $    23,661
     Finished goods                                         79,969
                                                       -----------
     Total inventory                                   $   103,630
                                                       ===========

During the year ended February 28, 2003, management evaluated its estimate of the net realizable value of inventories based on actual sales. As a result, a provision for loss on inventories of $102,823 was charged to cost of sales during the fourth quarter of the year ended February 28, 2003.

During the year ended February 28, 2003, management determined that $75,121 should be reclassified to property and equipment as there is no resale market for these items and the Company could better use these items within operations.

5.   PROPERTY, EQUIPMENT, AND INTANGIBLE ASSETS

Property, equipment, and intangible assets at February 28, 2003 consist of:

     Land                                              $   186,045
     Building and improvements                           2,851,837
     Machinery and equipment                             2,382,579
     Office furniture and equipment                        194,768
     Trucks and automobiles                                320,117
     Equipment held under capital lease                    134,308
                                                       -----------
                                                         6,069,654
     Less accumulated depreciation                         823,999
                                                       -----------
                                                       $ 5,245,655
                                                       ===========

Depreciation expense for the years ended February 28, 2003 and 2002 was $312,494 and $292,314, respectively. Depreciation expense includes amortization of equipment held under a capital lease in the amount of $8,954 for the each of the years ended February 28, 2003 and 2002.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

6.   NOTES RECEIVABLE

Notes receivable, included in other receivables and long-term receivables, at February 28, 2003 consist of the following:

     Note receivable; 10.0% interest; due on demand; unsecured      $  35,473

     Notes receivable; interest ranging between 7.25% and 9.0%;
       unsecured; guaranteed by a stockholder                         170,122
                                                                    ---------
                                                                      205,595
     Less current portion                                              65,473
                                                                    ---------
                                                                    $ 140,122


7.   NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases at February 28, 2003 consist of:

     Notes payable to the parents of the former president of the Company;
        stockholders; 10.0% interest; matures May 2003; payable in
        monthly installments of $5,494; unsecured                               $ 185,291
     Notes payable to the parents and sister of the former president of the
        Company; stockholders; 10.0% interest; matures May 2003;
        monthly interest payments beginning January 15, 2003; unsecured            31,697
     Notes payable; 5.0% to 18.0% interest; due on demand, including
        $242,798 to stockholders; $145,000 past maturity; $10,000
        collateralized by accounts receivable                                     362,239
     Notes payable, individuals; matured April and May 2001; interest payable in the amount of $10,000 each, in addition to principal;
        unsecured                                                                  20,000
     Note payable to a corporation related through common stockholders;
        0.0% to 7.0% interest; $30,000 past maturity; $2,882 due on
        demand; unsecured                                                          32,882
     Note payable; 9.0% interest; monthly principal and interest payment of
        $670; matures April 1, 2006; collateralized by a vehicle                   22,094
     Capitalized lease on equipment; 8.0% interest; monthly payments of
        $2,728; matures October 1, 2004                                            47,285

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

7.   NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

     Convertible subordinated notes due to investors; 11.0% interest; the notes are subordinate in rights of payment to all indebtedness of the
        Company outstanding as of August 15, 1995 or to be incurred in
        the future; matured September 30, 1998; unsecured                            37,500
     Convertible note payable to investor; 15.0% interest; the note is convertible at $.70 per share; in conjunction with the note, the
        Company issued 3,500 warrants for the purchase of common stock at
        $2.00 per share; the warrants expired on March 1, 2002; matured
        June 1, 2002; unsecured                                                       4,050
     Note payable to investor; interest payable in 2,000 shares of stock until the maturity date, and at 20 percent thereafter; matured September 7,
        2000; unsecured                                                               2,000
     Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8.0% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; matures on May 25,
        2006                                                                        378,437
     Note payable to Florida Department of Revenue pursuant to a
        Chapter 11 reorganization plan; 5.0% interest; monthly payments of
        $2,500 of principal and interest; matures by July 15, 2003 or
        renewal of agreement                                                         54,657
     Note payable to stockholder; 15.25% interest; due January 3, 2004;
        interest payments of $650; unsecured                                         50,000
     Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $8,166;  collateralized by fixed assets, key man life insurance policy, and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due
        December 29, 2005 with a three-year balloon                                 869,589
                                                                                -----------
                                                                                  2,097,721
        Less current portion                                                        828,030
                                                                                -----------
                                                                                $ 1,269,691

As of February 28, 2003, the notes payable listed above include $238,550 and are currently in default.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

7.   NOTES PAYABLE AND CAPITAL LEASES (CONTINUED)

The aggregate principal maturing in subsequent years are:

     Year Ending
     February 28,
     ------------
         2004                                                   $   828,030
         2005                                                        98,238
         2006                                                       826,633
         2007                                                       344,820
                                                                -----------
                                                                $ 2,097,721

Long-term debt includes a capital lease for equipment with a lease term through October 2004. The obligation has been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments, discounted at eight percent. The total capitalized costs at February 28, 2003 and 2002 was $134,308. Related amortization included in accumulated depreciation was $26,862 and $17,908 at February 28, 2003 and 2002, respectively.

The future minimum lease payments and the net present value of the future minimum lease payments under the capital lease are as follows:

     Year Ending
     February 28,
     ------------
        2004                                                    $    30,713
        2005                                                         16,572
                                                                -----------
     Present value of future minimum lease payments                  47,285
     Less current portion                                            30,713
                                                                -----------
     Long-term portion                                          $    16,572
                                                                ===========

8.   COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with a key employee, the terms of which expire in fiscal year 2004. Such agreements, which have been revised from time to time, provide for minimum salary levels, adjusted annually for cost of living increases, normal employment benefits, automobile allowances, stock options, as well as bonuses, which may contain minimum and incentive components. The annual commitment for future salaries at February 28, 2003, including minimum bonuses, is approximately $125,000.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

9.   CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company's option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company's Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2003, preferred dividends in arrears amounted to $118,377, or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent cash dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $193,635 and $117,926 at February 28, 2003 and 2002, respectively. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share. For the years ended February 28, 2003 and 2002, 247 and 264 shares of preferred stock were paid in additional shares, respectively.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company's board. If certain events occur or do not occur, such as the failure to pay dividends to the Series B preferred stockholders, the holders of the Series B preferred stock are entitled to elect the smallest number of directors that will constitute a majority of the authorized number of directors, immediately upon giving written notice.

10.  CAPITALIZATION AND SUBSEQUENT EVENTS

Subsequent to year-end, the Company amended its articles of incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 75,000,000.

The Company's 1995 Stock Option Plan authorizes up to 3,500,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. Additionally, the Company issues stock options to executives under their employment agreements.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

10.  CAPITALIZATION AND SUBSEQUENT EVENTS (CONTINUED)

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors.

A summary of the Company's stock option activity is as follows:

                                                                Weighted-Average
                                                    Number       Exercise Price
                                                   of Shares        Per Share
                                                   ---------        ---------
     Options outstanding, February 28, 2001          62,500           $1.57
     Granted                                        200,000            0.51
     Exercised                                            0            0.00
     Expired, forfeited                            (150,000)           0.83

     Options outstanding, February 28, 2002         112,500            0.57
     Granted                                        900,000            0.23
     Exercised                                     (750,000)           0.24
     Expired, forfeited                                   0            0.00

     Options outstanding, February 28, 2003         262,500            0.36

At February 28, 2003, 262,500 options with a weighted-average contractual life of 6.49 years were outstanding at exercise prices ranging from $.05 to $.57. All outstanding options were fully vested and exercisable.

During the year ended February 28, 2003, the Company granted 900,000 options to key executives and consultants, 750,000 of which were exercised immediately. Total compensation expense recognized in conjunction with the exercise was $181,500 in consulting expense.

During the year ended February 28, 2002, the Company granted 200,000 options to two key executives in connection with their employment agreements. Total compensation costs recognized for stock-based employee compensation awards in conjunction with the exercise was $100,000 for the year ended February 28, 2002.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

10.  CAPITALIZATION AND SUBSEQUENT EVENTS (CONTINUED)

The following summarizes information about options granted during the years ended February 28, 2003 and 2002:

                                                                Weighted-Average
                                                    Number       Exercise Price
                                                   of Shares        Per Share
                                                   ---------        ---------
     Options granted in 2002 with exercise
        price below market price                    200,000           $0.42
     Options granted in 2003 with exercise
        price below market price                    150,000           $0.21

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. The Company uses the intrinsic value method under APB Opinion No. 25 to account for stock option compensation granted to employees. Had compensation costs been recognized under SFAS No. 123, the amount would have been $195,482 and $90,320 for the years ended February 28, 2003 and 2002, respectively.

The pro forma disclosures required under SFAS No. 123 are as follows:

                                            2003           2002
                                       ------------    ------------
     Net loss:
        As reported                    $   (347,910)   $ (1,542,919)
        Pro forma                      $   (543,392)   $ (1,633,239)

     Loss per common share:
        As reported                    $       (.02)   $       (.15)
        Pro forma                      $       (.03)   $       (.16)

The following assumptions were used to estimate the fair value of stock options using the Black-Scholes method:

                                           2003            2002
                                       ------------    ------------
     Dividend yield                      0.00%           0.00%
     Expected volatility               124.00%         399.00%
     Average expected option life        8.34 years      5.00 years
     Risk-free interest rate             1.75%           4.25%

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

10.  CAPITALIZATION AND SUBSEQUENT EVENTS (CONTINUED)

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has decided to continue applying APB Opinion No. 25 (as permitted by SFAS No. 123 and SFAS No. 148). The required disclosures of the effects of SFAS No. 123 and SFAS No. 148 are included in the consolidated financial statements. Under APB Opinion No. 25, the Company did not have any compensation expense for the years ended February 28, 2003 and 2002, respectively.

11.  INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carryforward and apply against taxable income in future years totaled approximately $13,500,000. The loss carryforwards expire beginning in 2007. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax asset are as follows:

     Unused operating loss carryforward                      $  5,000,000
     Excess depreciation for tax purposes over the amount
        for financial reporting purposes                         (441,000)
                                                             ------------
                                                                4,559,000
     Valuation allowance                                       (4,559,000)
                                                             ------------
                                                             $          0
                                                             ============

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

11.  INCOME TAXES (CONTINUED)

Differences between the federal benefit computed at a statutory rate and the Company's effective tax rate and provision are as follows:

     Statutory benefit                                          $ (118,300)
     State tax benefit, net of federal effect                      (12,600)
     Non-deductible expenses                                         2,500
     Increase in deferred income tax valuation allowance           128,400
                                                                ----------
                                                                $        0
                                                                ==========

The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available for use in any given year if significant changes in ownership interest of the Company occur.

12.  FORGIVENESS OF DEBT

During the year ended February 28, 2003, management of the Company negotiated new debt financing, of which the proceeds of $875,000 were used to settle outstanding debts and finance operations. The Company settled debt in the amounts of $1,374,775 for $562,761, which resulted in a gain of $812,014. This gain has been reflected as forgiveness of debt income in the accompanying consolidated financial statements.

13.  RELATED PARTY TRANSACTIONS

During the year ended February 28, 2003, two executives who are stockholders of the Company deferred approximately $130,000 of compensation earned during the year. The balance due to stockholders at February 28, 2003 totaled $178,394. The note is unsecured, non-interest bearing, and has no specific repayment terms.

During the year ended February 28, 2003, the Company issued 462,500 shares of common stock to an employee valued at $74,650 for services rendered. The Company also issued 200,000 shares of common stock to a related party valued at $48,400 for services rendered.

The Company also issued 566,666 shares of common stock to a related company valued at $55,000 for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the president and chief executive officer of the Company.

                American Commerce Solutions, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                       As of February 28, 2003 and for the
                     Years Ended February 28, 2003 and 2002

13.  RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended February 28, 2003, the Company wrote off a loan receivable balance of $31,234, which was due from a stockholder as additional compensation.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

14.  SUBSEQUENT EVENTS

On March 28, 2003, the Company entered into an agreement to sell and assign all rights, title, and interest to certain of the Company's accounts receivable existing at that date, and certain receivables arising in the future. In exchange, the Company will immediately receive a discounted percent of approved accounts receivable. These terms are based on guarantees of two stockholders and collateralized by inventory and fixed assets. Management of the Company is currently studying and determining the accounting treatment of this arrangement in accordance with SFAS No. 140.

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the "Plan") for the year 2003 that authorizes up to 15,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of May 29, 2003, there were no options granted under this Plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of $.04 per share. As of May 29, 2003, there were no options issued under this plan.

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