Form 10QSB
period 2003-05-31
AMERICAN COMMERCE SOLUTIONS
filed 2003-07-09
CIK 949982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended May 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________


                        Commission file number: 33-98682


                        American Commerce Solutions, Inc.
        (Exact name of small business issuer as specified in its charter)


             Delaware                                            05-0460102
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


                     1400 Chamber Dr., Bartow, Florida 33830
                    (Address of principal executive offices)


                                 (863) 533-0326
                          (Issuer's telephone number)


                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

There were 29,736,758 shares of the Registrant's $.002 par value common stock outstanding as of May 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        AMERICAN COMMERCE SOLUTIONS, INC.

                                    CONTENTS


Part I - Financial Information

    Item 1.     Consolidated Financial Statements

    Item 2.     Management's Discussion & Analysis

    Item 3.     Controls and Procedures

Part II - Other Information

    Item 1.     Legal Proceedings

    Item 2.     Changes in Securities

    Item 3.     Defaults Upon Senior Securities

    Item 4.     Submission of Matters to a Vote of Security Holders

    Item 5.     Other Information

    Item 6.     Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                        CONSOLIDATED FINANCIAL STATEMENTS

               AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES

                         AS OF MAY 31, 2003 AND FOR THE
                    THREE MONTHS ENDED MAY 31, 2003 AND 2002
                                   (UNAUDITED)

               American Commerce Solutions, Inc. and Subsidiaries

                        Consolidated Financial Statements

                         As of May 31, 2003 and for the
                    Three Months Ended May 31, 2003 and 2002
                                   (UNAUDITED)

                                    CONTENTS

Consolidated Financial Statements:

    Consolidated Balance Sheet.................................................1
    Consolidated Statements of Operations......................................2
    Consolidated Statements of Cash Flows......................................3
    Notes to Consolidated Financial Statements...............................4-7

               American Commerce Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                  May 31, 2003
                                   (UNAUDITED)

ASSETS
Current assets:
    Cash                                                           $     21,421
    Accounts receivable, net of allowance of $5,190                     106,038
    Inventory                                                           108,141
    Other receivables                                                    69,884
    Other current assets                                                 51,750
                                                                   ------------
Total current assets                                                    357,234

Property and equipment, net of depreciation of $903,307               5,172,496

Prepaid loan costs                                                       29,478
Long-term receivable                                                    144,838
Real property held for resale                                           243,150
                                                                   ------------
Total other assets                                                      417,466
                                                                   ------------
                                                                   $  5,947,196
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of notes payable and capital leases            $    811,768
    Bank overdraft                                                        6,015
    Accounts payable                                                    551,774
    Accrued expenses                                                    108,003
    Accrued interest                                                    158,116
    Deferred revenue                                                     10,764
    Due to stockholders                                                 206,344
                                                                   ------------
Total current liabilities                                             1,852,784
                                                                   ------------

Notes payable and capital leases, net of current portion              1,226,907

Stockholders' equity:
Preferred stock, total authorized 1,000,000 shares:
    Series A; cumulative and convertible; $.001 par value;
        600 shares authorized; 102 shares issued and
        outstanding; liquidating preference $376,125
    Series B; cumulative and convertible; $.001 par value;
        3,950 shares authorized; 3,829 shares issued and
        outstanding; liquidating preference $3,829,420                        3
    Common stock; $.002 par value; 75,000,000 shares authorized;
        30,258,758 shares issued; 29,736,758 shares outstanding          60,517
    Common stock payable                                                247,033
    Additional paid-in capital                                       15,281,402
    Stock receivable                                                    (10,000)
    Treasury stock, at cost                                            (265,526)
    Accumulated deficit                                             (12,170,179)
    Loan costs                                                         (275,745)
                                                                   ------------
Total stockholders' equity                                            2,867,505
                                                                   ------------
                                                                   $  5,947,196
                                                                   ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

               American Commerce Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        May 31,
                                                              ----------------------------
                                                                  2003            2002
                                                              ------------    ------------
Net sales                                                     $    468,650    $    516,056

Cost of goods sold                                                 291,409         301,485
                                                              ------------    ------------

Gross profit                                                       177,241         214,571
                                                              ------------    ------------

Selling, general and administrative expenses                       388,166         615,592
                                                              ------------    ------------

Loss from operations                                              (210,925)       (401,021)

Other income (expense):
    Other income                                                     7,045           8,827
    Interest expense                                               (47,380)        (77,477)
                                                              ------------    ------------
Total other income (expense)                                       (40,335)        (68,650)
                                                              ------------    ------------

Net loss                                                      $   (251,260)   $   (469,671)
                                                              ============    ============

Net loss per common share                                     $       (.01)   $       (.03)
                                                              ============    ============

Weighted average number of common shares outstanding            29,679,879      17,678,844
                                                              ============    ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

               American Commerce Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            May 31,
                                                                     ----------------------
                                                                        2003         2002
                                                                     ---------    ---------
OPERATING ACTIVITIES:
    Net loss                                                         $(251,260)   $(469,671)
    Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
           Depreciation and amortization                               115,422       70,719
           Stock issued for services                                     3,400      273,900
           Options issued to consultants and employees                  40,900
           Decrease (increase) in:
               Accounts receivables                                     63,002      (14,969)
               Inventory                                                (4,511)     (14,901)
               Other receivables and other assets                       (1,912)       2,544
           Increase (decrease) in:
               Accounts payable and accrued expenses                   138,089       95,702
               Deferred income                                         (25,662)
                                                                     ---------    ---------
Total adjustments                                                      328,728      412,995
                                                                     ---------    ---------
Net cash provided (used) by operating activities                        77,468      (56,676)
                                                                     ---------    ---------

INVESTING ACTIVITIES:
    Decrease in long-term receivables                                   (2,163)
    Acquisition of property and equipment                               (6,149)      (5,979)
                                                                     ---------    ---------
Net cash used by investing activities                                   (8,312)      (5,979)
                                                                     ---------    ---------

FINANCING ACTIVITIES:
    Decrease in bank overdraft                                          (8,172)
    Proceeds from notes payable and long-term debt                      36,092      149,007
    Principal payments on notes payable and capital leases             (95,138)     (90,482)
    Exercise of stock options and warrants                               5,000
                                                                     ---------    ---------
Net cash (used) provided by financing activities                       (62,218)      58,525
                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                                          6,938       (4,130)

CASH, BEGINNING OF PERIOD                                               14,483       14,208
                                                                     ---------    ---------

CASH, END OF PERIOD                                                  $  21,421    $  10,078
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND
    NONCASH INVESTING AND FINANCING ACTIVITIES:
        Cash paid during the period for interest                     $  46,706    $  19,298
                                                                     =========    =========

During the period ended May 31, 2003, the Company recorded a common stock payable for loan costs that amounted to $247,033.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

               American Commerce Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         As of May 31, 2003 and for the
                    Three Months Ended May 31, 2003 and 2002
                                   (UNAUDITED)

1.   BACKGROUND INFORMATION

American Commerce Solutions, Inc. was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Juque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the "Company")

The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment.

2.   GOING CONCERN

The Company has incurred substantial operating losses since inception. The Company recorded losses from continuing operations of $251,260 and $469,671 for the three-month periods ended May 31, 2003 and 2002, respectively. Current liabilities exceed current assets by $1,495,550 at May 31, 2003. Additionally, the Company has been unable to meet obligations to its creditors as they have become due and is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company's stock. Although management has reduced debt, new financing to finance operations and to complete additional business acquisitions is still being sought. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The  accompanying   consolidated   financial   statements  do  not  include  any
adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

               American Commerce Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         As of May 31, 2003 and for the
                    Three Months Ended May 31, 2003 and 2002
                                   (UNAUDITED)

3.   BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2003 and 2002, (b) the financial position at May 31, 2003, and (c) cash flows for the three month periods ended May 31, 2003 and 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the fiscal year ended February 28, 2003. The results of operations for the three month period ended May 31, 2003 are not necessarily indicative of those to be expected for the entire year.

The Company records a common stock payable at the time consideration is received or the obligation is incurred.

4.   COMMON STOCK AND STOCK OPTIONS

During the period ended May 31, 2003, the Company issued 75,000 shares of common stock for $3,000 of services.

During the period ended May 31, 2003, the Company granted 442,600 options to consultants, all of which were exercised immediately. Total compensation expense recognized in conjunction with the issuance was approximately $13,900 in consulting expense. The Company also received $5,000 when 117,600 options were exercised.

During the period ended May 31, 2003, the Company granted 6,000,000 options to employees in conjunction with the Employee Stock Incentive Program. Total compensation costs recognized for stock-based employee compensation awards in conjunction with the issuance was $27,000 for the period ended May 31, 2003. Subsequent to May 31, 2003, these options were exercised.

               American Commerce Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         As of May 31, 2003 and for the
                    Three Months Ended May 31, 2003 and 2002
                                   (UNAUDITED)

4.   COMMON STOCK AND STOCK OPTIONS (CONTINUED)

During the period ended May 31, 2002, the Company granted 750,000 options to key employees and consultants, all of which were exercised immediately. Total compensation and consulting expense recognized in conjunction with the issuance was $180,000.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. The Company uses the intrinsic value method under APB Opinion No. 25 to account for stock option compensation granted to employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation to stock-based employee compensation:

                                                      THREE MONTHS ENDED MAY 31,
                                                      --------------------------
                                                          2003          2002
                                                       ---------     ---------
Net loss, as reported                                  $(251,260)    $(468,671)

Deduct:  Additional stock-based
employee compensation expense
determined under fair value based
method for all awards, net of related tax
effects                                                  (12,690)     (171,868)
                                                       ---------     ---------

Pro forma net loss                                      (263,950)     (641,539)
                                                       =========     =========

Loss per share:

As reported                                            $    (.01)    $    (.03)
Pro forma                                              $    (.01)    $    (.04)

               American Commerce Solutions, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                         As of May 31, 2003 and for the
                    Three Months Ended May 31, 2003 and 2002
                                   (UNAUDITED)

5.   INVENTORY

Inventory consists of the following at May 31, 2003:

                        Work in process          $ 16,400
                        Finished goods             91,701
                                                 --------
                                                 $108,141
                                                 ========

6.   SEASONALITY

The diversity of operations in the Manufacturing Segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

7.   SUBSEQUENT EVENTS

On June 10, 2003, the Company awarded 6,000,000 options to various employees, which are immediately exercisable at 85% of their fair market value, under the Employee Stock Incentive Plan for 2003.

On June 27, the Company awarded 3,000,000 shares of common stock to a related party under the Non Qualifying Stock Option Plan, the Company also awarded two employees each 1,500,000 options under the Employee Stock Incentive Plan for 2003.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS

This FILING contains forward-looking statements. The words "anticipated," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those ANTICIPATED, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this FILING are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2003 and 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2003 AND 2002.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operated in the manufacturing segment during the three months ended May 31, 2003 and 2002. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO MAY 31, 2002

General

The Company's consolidated net sales decreased to $468,650 for the three months ended May 31, 2003 a decrease of $47,406 from $516,056 for the three months ended May 31, 2002, a decrease of 9%. This decrease was due to economic sluggishness in the area during the period.

Gross profit for the consolidated operations decreased to $177,241 for the three months ended May 31, 2003 from $214,571 for the three months ended May 31, 2002. Gross profit decreased as a percentage of sales to 37.82% from 41.58%. This change was due to the mix of sales recorded. Consolidated interest expenses for the three months ended May 31, 2003 was $47,380 compared to $77,477 for the three months ended May 31, 2002. The decrease in interest expense is due to successful debt refinancing and reduction of debt. The company incurred a net consolidated loss of $251,260 for the three months ended May 31, 2003 compared to a loss of $469,671 for the three months ended May 31, 2002. The decrease in the net consolidated loss is due to tighter controls exercised by management coupled with decreased interest expense.

Selling, general and administrative expenses decreased to $388,166 for the three months ended May 31, 2003 from $615,592 for the three months ended May 31, 2002, a decrease of $227,426 or 36.94%. The decrease was mainly attributable to elimination of all non-essential expenses and staff reduction.

The company incurred a net consolidated loss of $251,260 for the three months ended May 31, 2003 compared to a loss of $469,671 for the three months ended May 31, 2002. The decrease in the net consolidated loss is due to tighter controls exercised by management, coupled with decreased interest expense. Despite this improvement over the preceding year and because of these continuing losses the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital and/or debt financing.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $468,650 for the three months ended May 31, 2003 compared to $516,056 for the three months ended May 31, 2002. The machining operations provided $156,696 or 33.4% of net sales with parts and service providing $311,954 or 66.6% of net sales for the three months ended May 31, 2003 as compared to machining operations contributing $198,483 or 38.5% of net sales with parts and service providing $317,573 or 61.5% of net sales for the three months ended May 31, 2002. This increase in the lower margin machining division partially accounts for the decrease in gross profit margin.

Gross profit from the Manufacturing operation was $177,241 for the three months ended May 31, 2003 compared to $214,571 for the three months ended May 31, 2002 providing gross profit margins of 37.8% and 41.6%, respectively.

Selling, general and administrative expenses were $388,166 for the three months ended May 31, 2003 compared to $615,592 for the three months ended May 31, 2002. Interest expenses were $47,380 for the three months ended May 31, 2003 compared to $77,477 for the three months ended May 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2003 and May 31, 2002, the Company provided (used) net cash for operating activities of $77,468 and ($56,676), respectively. Accounts receivable decreased to $106,038 at May 31, 2003 from $169,040 at February 28, 2003, a decrease of $63,002, or 37.3%.

During the three months ended May 31, 2003 and 2002, the Company used funds for capital expenditures of $6,149 and $5,979, respectively. Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through May 31, 2003. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

SEASONALITY

The diversity of operations in the Manufacturing Segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended May 31, 2003, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 11, 2003, 325,000 shares of common stock were issued in conversion of options. Also on March 11, 2003, 75,000 shares of common stock were issued for services valued at $3,000. On May 8, 2003, 117,600 shares of common stock were issued in conversion of options for $5,000.

During May 2003, a dividend of 111 shares of preferred stock B was issued in lieu of a cash dividend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $452,488 of notes payable. The amount of principal payments in arrears was $452,488, with an additional amount of $156,402 of interest due at May 31, 2003. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2003, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

The Company does not have any other material information to report with respect to the three month period ended May 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits included herewith are:

     03-01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K - None.

(c)  S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2003 included by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:


                                        AMERICAN COMMERCE SOLUTIONS, INC.


Dated: July 9, 2003                     By: /s/ Daniel L. Hefner
       ----------------                     ------------------------------------
                                            Daniel L. Hefner, President

                                 CERTIFICATIONS

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBAENES-OXLEY ACT OF 2002

In connection with the Annual Report of American Commerce Solutions, Inc. (the 'Company') on Form 10-QSB for the three months ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), each of the undersigned officers of the Company certifies, pursuant to 18 U.S.C.Sction 1350, as adopted pusuant to Section 906 of the Sarbaenes-Oxley Act of 2002, that to such officer's knowledge: Section 13(a)

     (1)  The Report fully complies with the  requirements  of Section 13 (a) or
          Section 15 (d) of the Securities and Exchange Act of 1934: and

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

Signatures                                  Title                       Date
----------                                  -----                       ----

/s/ Robert E. Maxwell        Chairman of the Board and Director     July 9, 2003
------------------------
Robert E. Maxwell

/s/ Daniel L. Hefner         Chief Executive Officer, President     July 9, 2003
------------------------     and Director
Daniel L. Hefner


/s/ Frank D. Puissegur       Chief Financial Officer (Principal     July 9, 2003
------------------------     Financial Officer) and Director
Frank D. Puissegur

SECTION 302

I, Frank D. Puissegur, certify that:

     1. I have reviewed this annual report on Form 10-QSB of American Commerce Solutions, Inc.;

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

Date: July 9, 2003                      /s/ Frank D. Puissegur
                                        ----------------------------------------
                                        Frank D. Puissegur

                                        Chief Financial Officer
                                        ----------------------------------------
                                        Title

I, Daniel L. Hefner, certify that:

     1. I have reviewed this annual report on Form 10-QSB of American Commerce Solutions, Inc.;

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

Date: July 9, 2003                      /s/ Daniel L. Hefner
                                        ----------------------------------------
                                        Daniel L. Hefner

                                        Chief Executive Officer
                                        ----------------------------------------
                                        Title