Form 10QSB
period 2003-08-31
AMERICAN COMMERCE SOLUTIONS
filed 2003-10-10
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31,2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number: 33-98682

American Commerce Solutions, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	05-0460102
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1400 Chamber Dr., Bartow, Florida 33830
(Address of principal executive offices)

(863) 533-0326
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  YES         ☐ NO

There were 68,108,758 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiary

As of August 31, 2003 and for the

Three and Six Months Ended August 31, 2003 and 2002

(unaudited)

American Commerce Solutions, Inc. and Subsidiary

Consolidated Financial Statements

As of August 31, 2003 and for the

Three and Six Months Ended August 31, 2003 and 2002

(unaudited)

American Commerce Solutions, Inc. and Subsidiary

Consolidated Balance Sheet

August 31, 2003

(unaudited)

Assets
Current assets:
Cash	$16,619
Accounts receivable, net of allowance of $10,157	144,302
Inventory	107,330
Other receivables	139,660
Other current assets	56,044
Total current assets	463,955

Property and equipment, net of depreciation of $982,747	5,095,319

Other assets:
Prepaid loan costs	26,526
Long-term receivable	145,657
Real property held for resale	243,150
Total other assets	415,333
$5,974,607

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable and capital leases	$727,372
Bank overdraft	4,809
Accounts payable	673,393
Accrued expenses	55,766
Accrued interest	170,228
Deferred revenue	7,331
Due to stockholders	234,294
Total current liabilities	1,873,193

Notes payable and capital leases, net of current portion	1,203,767

Stockholders’ equity:
Preferred stock, total authorized 1,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,829 shares issued and outstanding; liquidating preference $3,829,420	3
Common stock; $.002 par value; 75,000,000 shares authorized; 68,108,758 shares issued; 67,586,758 shares outstanding	136,217
Common stock payable	247,033
Additional paid-in capital	15,738,873
Stock receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(12,704,106)
Loan costs	(244,847)
Total stockholders’ equity	2,897,647
$5,974,607

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2003	2002	2003	2002

Net sales	$426,650	$611,953	$895,300	$1,128,009

Cost of goods sold	252,249	363,879	543,658	665,364

Gross profit	174,401	248,074	351,642	462,645

Selling, general and administrative expenses	657,221	273,547	1,045,387	889,139

Loss from operations	(310,320)	(25,473)	(693,745)	(426,494)

Other income (expense):
Other income (expense)	8,300	(948)	15,345	7,878
Interest expense	(59,407)	(63,223)	(106,787)	(140,700)
Total other income (expense)	(51,107)	(64,171)	(91,442)	(132,822)

Net loss	$(533,927)	$(89,644)	(785,187)	$(559,316)

Net loss per common share	$(.01)	$(.01)	$(.02)	$(.03)

Weighted average number of common shares outstanding	51,852,692	17,999,344	40,771,589	17,560,594

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2003	2002
Operating activities:
Net loss	$(785,187)	$(559,316)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	228,713	140,726
Stock issued for services	446,727	273,903
Options issued to consultants and employees	130,745
Loss on sale of assets		7,774
Increase in allowance for doubtful accounts	4,967
Decrease (increase) in:
Accounts receivables	19,771	37,511
Inventory	(3,700)	(32,239)
Other receivables and other assets	(75,982)	(134,216)
Increase (decrease) in:
Accounts payable and accrued expenses	191,630	219,031
Deferred income	(29,094)
Total adjustments	913,777	512,490
Net cash provided (used) by operating activities	128,590	(46,826)

Investing activities:
Decrease in long-term receivables	(2,982)
Proceeds from sale of asset		14,000
Acquisition of property and equipment	(8,412)	(11,618)
Net cash (used) provided by investing activities	(11,394)	2,382

Financing activities:
(Decrease) increase in bank overdraft	(9,378)	68,693
Proceeds from notes payable and long-term debt	45,745	157,412
Principal payments on notes payable and capital leases	(212,327)	(128,432)
Proceeds from advances from stockholders	55,900
Proceeds from stock receivable		10,000
Exercise of stock options and warrants	5,000
Net cash (used) provided by financing activities	(115,060)	107,673

Net increase in cash	2,136	63,229

Cash, beginning of period	14,483	14,208

Cash, end of period	$16,619	$77,437

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$63,102	$77,587

During the period ended August 31, 2003, the Company recorded a common stock payable for loan costs that amounted to $247,033.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

As of August 31, 2003 and for the

Three and Six Months Ended August 31, 2003 and 2002

(unaudited)

1.         Background Information

American Commerce Solutions, Inc. was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Juque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the “Company”).

The Company is primarily a holding company whose wholly owned subsidiary is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment.

2.         Going Concern

The Company has incurred substantial operating losses since inception.  The Company recorded losses from continuing operations of $785,187 and $559,316 for the six-month periods ended August 31, 2003 and 2002, respectively.  Current liabilities exceed current assets by $1,409,238 at August 31, 2003.  Additionally, the Company has been unable to meet obligations to its creditors as they have become due and is in default on several notes payable.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company’s stock. Although management has reduced debt, new financing to finance operations and to complete additional business acquisitions is still being sought.  However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3.         Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2003 and 2002, (b) the financial position at August 31, 2003, and (c) cash flows for the six month periods ended August 31, 2003 and 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2003.  The results of operations for the three and six month periods ended August 31, 2003 are not necessarily indicative of those to be expected for the entire year.

The Company records a common stock payable at the time consideration is received or the obligation is incurred.

4.         Common Stock and Stock Options

During the six month period ended August 31, 2003, the Company issued 75,000 shares of common stock for $3,000 of services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the period ended August 31, 2003, the Company granted 5,642,600 options to consultants, all of which were exercised immediately. Total compensation recognized in conjunction with the issuance was approximately $46,445 and is included in consulting expense.  The Company also received $2,831 when 117,600 options were exercised.

The following table summarizes the activity related to all Company stock options for the six months ended August 31, 2003 and the year ended February 28, 2003:

	Stock Options	Exercise Price per Share	Weighted Average Exercise Price per Share

Outstanding at March 1, 2002	112,500	$0.05 – 0.57	$0.57
Granted	900,000	$0.05 – 0.57	0.11
Exercised	(750,000)	$0.24	—

Canceled or expired	—	—	—
Outstanding at February 28, 2003	262,500	$0.05 – .057	0.36
Granted	37,942,600	$0.00 – 0.03	0.02
Exercised	(37,842,600)	$0.00 – 0.03	0.02

Canceled or expired	—	—	—
Outstanding at August 31, 2003	362,500	$0.05 – 0.57	$0.27
Exercisable at August 31, 2003	362,500	$0.05 – 0.57	$0.27

The options expire at various dates ranging from October 2004 through February 2013.

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2003 and 2002:  Dividend rate of 0%; risk-free interest rate of 1.24% and 1.75%, respectively; expected lives of 1 month; and expected price volatility of 165% and 124%, respectively.

At August 31, 2003, the Company has two stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $57,300 and $84,300 for the three and six month periods ended August 31, 2003, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	August 31, 2003	August 31, 2002	August 31, 2003	August 31, 2002
Net loss, as reported	$(533,927)	$(89,644)	$(785,187)	$(559,316)

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(41,926)	(0)	(54,613)	(0)

Pro forma net loss	$(575,853)	$(89,644)	$(839,800)	$(559,316)

Weighted-average common shares outstanding used for calculation of basic earnings per share	51,852,692	17,999,344	40,771,589	17,560,594

Total shares used for calculation of diluted net earnings per share	51,852,692	17,999,344	40,771,589	17,560,594

Basic net loss per share:
As reported	$(.01)	$(.01)	$(.02)	$(.03)
Pro forma	$(.01)	$(.01)	$(.02)	$(.03)

Diluted net loss per share:
As reported	$(.01)	$(.01)	$(.02)	$(.03)
Pro forma	$(.01)	$(.01)	$(.02)	$(.03)

5.   Inventory

Inventory consists of the following at August 31, 2003

Work in process	$17,281
Finished goods	90,049
$107,330

6.         Subsequent Events

On September 9, 2003, the Company awarded options to purchase 5,000,000 shares of common stock to two consultants which are immediately exercisable at 85% of their fair market value under the Non-Qualifying Stock Option Plan.

On September 16, 2003, the Company amended its Articles of Incorporation to increase the total number of authorized shares to 355,000,000 consisting of 350,000,000 shares of common stock $.002 par value and 5,000,000 shares of preferred stock $.001 par value.

On October 8, 2003, the Board of Directors voted to accept a settlement offer from a related party for approximately $172,500 of legal fees included in accounts payable and an additional $93,600 of legal fees billed subsequent to August 31, 2003.  The terms of the agreement provide for a discount of $66,525 on the amount owed provided that the Company meets this obligation on the remaining balance of the $93,600, issuance of 15,139,285 shares of common stock valued at $105,975, with the balance of $93,600 being paid in weekly installments of $10,000 until paid in full.

PART I – FINANCIAL INFORMATION

Item 2.          Management’s Discussion & Analysis

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS.  THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW.  SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL.  SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED.  CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2003 and 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary generates its revenues from three divisions.  Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this division is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

The Company does not have discrete financial information on each division, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operates in the manufacturing sector during the three months ended August 31, 2003 and 2002. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a divisional basis.

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED TO AUGUST 31, 2002

General

The Company’s consolidated net sales decreased to $426,650 for the three months ended August 31, 2003 a decrease of $185,303 from $611,953 for the three months ended August 31, 2002, a decrease of 30%. This decrease was due in part to the sluggish economy and in part to re-evaluation of our sales approach to the machining division.

Gross profit for the consolidated operations decreased to $174,401 for the three months ended August 31, 2003 from $248,074 for the three months ended August 31, 2002. Gross profit increased as a percentage of sales to 40.88% from 40.54%.  Consolidated interest expense for the three months ended August 31, 2003 was $59,407 compared to $63,223 for the three months ended August 31, 2002. The decrease in interest expense is due to successful debt refinancing and reduction of debt.  The company incurred a net consolidated loss of $533,927 for the three months ended August 31, 2003 compared to a loss of $89,644 for the three months ended August 31, 2002. The increase in the net consolidated loss is due to the issuance of options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan, additional professional fees for legal services, as well as additional costs incurred in conjunction with the refinance of the long-term debt.

Selling, general and administrative expenses increased to $657,221 for the three months ended August 31, 2003 from $273,547 for the three months ended August 31, 2002, an increase of $383,674 or 140.25%.  The increase was mainly attributable to the increase in consulting expenses, professional fees for legal services, the additional costs incurred for guarantees in connection with the refinance of the long-term debt and the issuance of options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $426,650 for the three months ended August 31, 2003 compared to $611,953 for the three months ended August 31, 2002. The machining operations provided $192,653 or 45.2% of net sales with parts and service providing $233,997 or 54.8% of net sales for the three months ended August 31, 2003 as compared to machining operations contributing $247,229 or 40.4% of net sales with parts and service providing $364,724 or 59.6% of net sales for the three months ended August 31, 2002.  This decrease in net sales is due to a sluggish economy for the first half of 2003.

Gross profit from the Manufacturing operation was $174,401 for the three months ended August 31, 2003 compared to $248,074 for the three months ended August 31, 2002 providing gross profit margins of 40.8% and 40.5%, respectively.  The increase in the gross profit margin is negligible, but reflects consistency in the cost of operations.

Selling, general and administrative expenses were $208,398 for the three months ended August 31, 2003 compared to $199,537 for the three months ended August 31, 2002. Interest expense was $37,462 for the three months ended August 31, 2003 compared to $49,840 for the three months ended August 31, 2002.  The decrease in interest expense is due to the Company refinancing debt, which in turn reduced the amount of interest expense.

SIX MONTHS ENDED AUGUST 31, 2003 COMPARED TO AUGUST 31, 2002

General

The Company’s consolidated net sales decreased to $895,300 for the six months ended August 31, 2003 a decrease of $232,709 from $1,128,009 for the six months ended August 31, 2002, a decrease of 21%. This decrease was due to the sluggish economy in the general Polk County market and changing focus in the machining division..

Gross profit for the consolidated operations decreased to $351,642 for the six months ended August 31, 2003 from $462,645 for the six months ended August 31, 2002. Gross profit decreased as a percentage of sales to 39.28% from 41.01%. This change was due to a reduction in sales due to the sluggish economy. Consolidated interest expense for the six months ended August 31, 2003 was $106,787 compared to $140,700 for the six months ended August 31, 2002. The decrease in interest expense is due to successful debt refinancing and reduction of debt.  The Company incurred a net consolidated loss of $785,187 for the six months ended August 31, 2003 compared to a loss of $559,316 for the six months ended August 31, 2002. The increase in the net consolidated loss is due to the issuance of options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan, additional professional fees for legal services, as well as additional costs incurred in conjunction with the refinance of the long-term debt.

Selling, general and administrative expenses increased to $1,045,387 for the six months ended August 31, 2003 from $889,139 for the six months ended August 31, 2002, an increase of $156,248 or 17.57%.  The increase was mainly attributable to the issuance of options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan, additional professional fees for legal services, as well as additional costs incurred for guarantees in connection with the refinance of the long-term debt.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $895,300 for the six months ended August 31, 2003 compared to $1,128,009 for the six months ended August 31, 2002. The machining operations provided $349,210 or 39% of net sales with parts and service providing $546,090 or 61% of net sales for the six months ended August 31, 2003 as compared to machining operations contributing $444,832 or 39.4% of net sales with parts and service providing $683,177 or 60.6% of net sales for the six months ended August 31, 2002.  The ratio of machining to parts sales and service has remained somewhat consistent.

Gross profit from the Manufacturing operation was $351,642 for the six months ended August 31, 2003 compared to $462,645 for the six months ended August 31, 2002 providing gross profit margins of 39% and 41%, respectively.  These numbers are strong considering a 30% reduction in revenue was experienced for the period.

Selling, general and administrative expenses were $402,630 for the six months ended August 31, 2003 compared to $421,496 for the six months ended August 31, 2002. Interest expense was $70,390 for the six months ended August 31, 2003 compared to $97,495 for the six months ended August 31, 2002.  These reductions are the reflection of management controls and debt reduction for the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2003 and 2002, the Company provided (used) net cash for operating activities of $128,590 and ($46,826), respectively. This increase in cash provided by operating activities is primarily due to improved cash management, debt reduction and restructuring, and generally tighter control exercised by management.

During the six months ended August 31, 2003 and 2002, the Company (used) provided funds for capital expenditures of ($11,394) and $2,382, respectively.  Cash flows from operations, loans and the issuance of equity provided for working capital needs and principal payments on long-term debt through August 31, 2003. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company’s stock. Although management has reduced debt, new financing to finance operations and to complete additional business acquisitions is still being sought.  However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

SEASONALITY

The diversity of operations in the Manufacturing Segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

Critical Accounting Policies and Estimates

The accompanying unaudited consolidated financial statements include the activity of the Company and its wholly owned subsidiary. All intercompany transactions have been eliminated in consolidation.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We base our estimate on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  If the financial condition of our customers were to deteriorate, additional allowances may be required.

We value our inventories at the lower of cost or market.  Cost is determined on a standard cost basis that approximates the first-in, first-out method; market is determined based on net realizable value.  We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We value our property and equipment at cost.  Amortization and depreciation are calculated using the straight-line and accelerated methods of accounting over the estimated useful lives of the assets.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

We record amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by us for shipping and handling are included in cost of sales. Sales are recorded when products, repairs, or parts are delivered to the customer. Provisions for discounts and rebates to customers, estimated returns, allowances, and other adjustments are provided for in the same period the related sales are recorded. No products or parts are delivered with any contingencies except for defects.

We have adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.   In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset.

We have adopted Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), which provides that expense equal to the fair value of all stock-based awards on the date of grant be recognized over the vesting period and Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS No. 123.

Fair value estimates used in preparation of the consolidated financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

We record stock as issued at the time consideration is received or the obligation is incurred.

Item 3.        Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc. including our consolidated subsidiary.

(b)           Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal controls that could significantly affect these controls during the quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 2.          Changes in Securities

During the six month period ended August 31, 2003, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 11, 2003, 305,000 shares of common stock were issued in conversion of options.  Also on March 11, 2003, 95,000 shares of common stock were issued for services valued at $3,400.  On May 8, 2003, 117,600 shares of common stock were issued in conversion of options for $2,831.

On June 2, 2003, 6,000,000 shares of common stock were issued in conversion of options.  On June 10, 2003, 6,000,000 shares of common stock were issued in conversion of options.  On June 13, 2003, 200,000 shares of common stock were issued in conversion of options.  On June 27, 2003, 6,000,000 shares of common stock were issued in conversion of options.  On July 9, 2003, 2,000,000 shares of common stock were issued in conversion of options.  On July 24, 2003 10,200,000 shares of common stock were issued in conversion of options.  On August 4, 2003, the Company issued 450,000 shares of common stock in exchange for services valued at $3,600.  On August 22, 2003, 7,000,000 shares of common stock were issued in conversion of options.

During May 2003, a dividend of 111 shares of Series B preferred stock was issued in lieu of a cash dividend.

Item 3.        Defaults Upon Senior Securities

The Company has defaulted on a total of $419,488 of notes payable.  The amount of principal payments in arrears was $419,488, with an additional amount of $162,504 of interest due at August 31, 2003.  These defaults are the result of a failure to pay in accordance with the terms agreed.

Item 4.        Submission of Matters to a Vote of Security Holders

During the six month period ended August 31, 2003, the Company did not submit any matters to a vote of its security holders.  However, on June 4, 2003 there was delivered to the Board of Directors of the company, a written demand from stockholders representing more than fifty percent of the total voting shares of forms of the company stock, for the authorized shares of the company stock to be increased to 350,000,000 common shares and 5,000,000 blank check preferred shares. An additional demand was made for the Board to consider, after due diligence and legal opinion, the redomicile of the corporation from Delaware to Florida.

Item 5.        Other Matters

The Company does not have any other material information to report with respect to the six month period ended August 31, 2003.

Item 6.          Exhibits and Reports on Form 8-K

(a)     Exhibits included herewith are:

31.1  Certification of Chief Executive Officer and Chief Financial Officer.
32.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

(a)          Reports on Form 8-K – None.

(b)         S-8 Filings included by reference

(c)          Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2003 included by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN COMMERCE SOLUTIONS, INC.

Dated:	October 9, 2003	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President