Form 10QSB
period 2003-11-30
AMERICAN COMMERCE SOLUTIONS
filed 2004-01-14
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   YES   ☐   NO

There were 118,073,824 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of November 30, 2003 and for the
Nine Months Ended November 30, 2003 and 2002
(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of November 30, 2003 and for the
Nine Months Ended November 30, 2003 and 2002
(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

November 30, 2003

(unaudited)

Assets
Current assets:
Cash	$77,462
Accounts receivable, net of allowance of $10,157	89,832
Inventory	113,648
Other receivables	140,150
Other current assets	102,092
Total current assets	523,184

Property and equipment, net of depreciation of $1,064,738	5,187,679

Other assets:
Prepaid loan costs	23,574
Intangible assets, net of accumulated amortization of $5,278	184,722
Long-term receivable	25,828
Real property held for resale	243,150
Total other assets	477,274
$6,188,137

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable and capital leases	$658,420
Accounts payable	427,981
Accrued expenses	43,219
Accrued interest	173,025
Deferred revenue	6,572
Due to stockholders	230,773
Total current liabilities	1,539,990

Notes payable and capital leases, net of current portion	1,213,175

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 118,595,824 shares issued; 118,073,824 shares outstanding	237,193
Common stock payable	120,809
Additional paid-in capital	16,771,659
Stock receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(13,205,218)
Loan costs	(213,948)
Total stockholders’ equity	3,434,972
$6,188,137

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2003	2002	2003	2002

Net sales	$489,878	$648,154	$1,385,178	$1,776,163

Cost of goods sold	302,700	365,076	846,358	1,030,440

Gross profit	187,178	283,078	538,820	745,723

Selling, general and administrative expenses	657,662	332,678	1,703,048	1,221,817
	(657,662)	(332,678)	(1,703,048)	(1,221,817)

(Loss) from operations	(470,484)	(49,600)	(1,164,228)	(476,094)

Other income (expense):
Other income	4,123	5,146	19,468	13,024
Gain on forgiveness of debt	11,295	812,014	11,295	812,014
Interest expense	(46,048)	(82,491)	(152,835)	(223,191)
Total other income (expense)	(30,630)	734,669	(122,072)	601,847

Net (loss) income	$(501,114)	$685,069	(1,286,300)	$125,753

Net loss per common share	$(.01)	$.04	$(.02)	$.01

Weighted average number of common shares outstanding	91,924,452	17,999,344	57,760,313	17,705,780

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2003	2002
Operating activities:
Net (loss) income	$(1,286,300)	$125,753
Adjustments to reconcile net (loss) income to net cash (used) by operating activities:
Gain on forgiveness of debt	(11,295)	(812,014)
Depreciation and amortization	246,017	237,874
Stock issued for services	240,199	273,903
Common stock payable	120,809
Options issued to consultants and employees	205,645
Loss on sale of assets		7,774
Decrease (increase) in:
Accounts receivables	79,208	(340)
Inventory	(10,018)	(29,325)
Other receivables and other assets	(265,738)	(195,144)
Increase (decrease) in:
Accounts payable and accrued expenses	2,995	166,504
Deferred income	(29,853)
Total adjustments	577,969	(350,768)
Net cash (used) by operating activities	(708,331)	(225,015)

Investing activities:
Increase in long-term receivables	(33,153)
Proceeds from sale of asset		14,000
Acquisition of property and equipment	(12,763)	(22,229)
Net cash used by investing activities	(45,916)	(8,229)

Financing activities:
(Decrease) increase in bank overdraft	(14,187)	27,991
Proceeds from notes payable and long-term debt	56,279	972,639
Principal payments on notes payable and capital leases	(451,109)	(761,960)
Proceeds from advances from stockholders	52,379
Proceeds from stock receivable		10,000
Exercise of stock options and warrants	1,173,864
Net cash provided by financing activities	817,226	248,670

Net increase in cash	62,979	15,426

Cash, beginning of period	14,483	14,208

Cash, end of period	$77,462	$29,634

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$44,556	$77,587

During the period ended November 30, 2003, a related party forgave an outstanding payable from the Company which resulted in a capital contribution on the forgiveness of debt of $66,525.

During the period ended November 30, 2003, the Company purchased 100 percent of the outstanding common stock of Chariot Manufacturing, Inc. for $360,000 which consisted of the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.  The fair value of the assets acquired at the acquisition date are as follows:

Equipment	$170,000
Intangible assets	190,000
Assets acquired	$360,000

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of November 30, 2003 and for the
Nine Months Ended November 30, 2003 and 2002
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

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 1, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies.  As of November 30, 2003, operations of Chariot Manufacturing Company, Inc. have not commenced, and therefore, segment reporting is not required.

2.             Significant Accounting Policies

At November 30, 2003, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $45,000 and $129,300 for the three and nine month periods ended November 30, 2003, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and

American Commerce Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements

As of November 30, 2003 and for the
Three and Nine Months Ended November 30, 2003 and 2002
(unaudited)

earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Net (loss) income, as reported	$(501,114)	$685,069	$(1,286,300)	$125,753

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(36,639)	(0)	(91,250)	(0)

Pro forma net (loss) income	$(537,753)	$685,069	$(1,377,550)	$125,753

Basic net (loss) income per share:
As reported	$(.01)	$.04	$(.02)	$.01
Pro forma	$(.01)	$.04	$(.02)	$.01

Diluted net (loss) income per share:
As reported	$(.01)	$.04	$(.02)	$.01
Pro forma	$(.01)	$.04	$(.02)	$.01

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions:

	2003	2002

Dividend rate of	0%	0%
Risk-free interest rate	1.07%	4.25%
Expected lives	1 month	5 years
Expected price volatility of	163.19%	399%

3.             Going Concern

The Company has incurred substantial operating losses since inception.  The Company recorded losses from continuing operations of $1,286,300 for the nine-month period ended November 30, 2003.  Current liabilities exceed current assets by $1,016,806 at November 30, 2003.  Additionally, the Company has been unable to meet obligations to its creditors as they have become due and is in default on several notes payable.

The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management’s business strategy includes expansion into other lines of business through the acquisition of other companies in exchange for cash and the Company’s common stock. Management continues to reduce debt; however, new financing to finance operations and to complete additional business acquisitions is still being sought.  There can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4.             Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2003 and 2002, (b) the financial position at November 30, 2003, and (c) cash flows for the nine month periods ended November 30, 2003 and 2002, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2003.  The results of operations for the three and nine month periods ended November 30, 2003 are not necessarily indicative of those to be expected for the entire year.

The Company records a common stock payable at the time consideration is received or the obligation is incurred.

Certain minor reclassifications have been made to the 2002 consolidated financial statements to conform to the classifications used in 2003.

5.             Acquisition

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000.  The acquisition was financed through the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.  Also, the Company will pay the buyer a $50 premium per item sold until the purchase price has been paid in full.  As Chariot Manufacturing Company, Inc. manufactures motorcycle trailers with fiberglass bodies, it provides a vehicle for the Company to enter the fiberglass manufacturing market.  Chariott Manufacturing Company, Inc. has had no operations since its acquisition by the Company.  Prior to its acquisition Chariott Manufacturing Company, Inc. ceased its operations and liquidated a majority of its assets and liabilities.  The accompanying statement of operations are unaffected by the consolidation of this Company due to its inactivity since its acquisition date.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, there were no outstanding liabilities. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

At November 30, 2003

Equipment	$170,000
Intangible assets	190,000

Total assets acquired	$360,000

Of the $190,000 of acquired intangible assets, $59,454 was assigned to brand recognition, $44,420 was assigned to customer list and $86,125 was assigned to the web site development.  These intangible assets will be amortized over an average useful life of 5 years.

The following are pro forma amounts assuming the acquisition was made on March 1, 2003:

	Three Months Ended November 30, 2003	Nine Months Ended November 30, 2003

Net sales	$491,140	$1,557,546

Net loss	$(524,135)	$(899,291)

Net loss per common share	$(.01)	$(.02)

Weighted average number of common shares outstanding	91,924,452	57,760,313

The nine months ended November 30, 2003, includes a nonrecurring gain on the disposal of assets of $492,600.

6.             Accounts Receivable

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to account for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company’s accounts receivable.  The Company receives 80% of all approved invoices sold to the Factoring Company, which assumes the credit risk.  Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 18%.  The Company records the 80% as payment against the invoices sold and records 18% as an amount due from Factoring Company.  Once the invoice exceeds 120 days, the remaining 18% is recorded as expense.  As of November 30, 2003, the Company had $49,426 of receivables due from the Factoring Company.

During the three and nine months ended November 30, 2003, the Company factored receivables of approximately $367,000 and $1,199,000, respectively.  In connection with the factoring agreement, the Company incurred fees of approximately $12,600 and $33,600 during the three and nine months ended November 30, 2003, respectively.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7.             Common Stock and Stock Options

During the nine month period ended November 30, 2003, the Company issued 125,000 shares of common stock for $4,000 of services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the nine month period ended November 30, 2003, the Company received $510,845 when 22,292,600 options to purchase common stock were issued to and exercised by consultants. Total compensation recognized in conjunction with the issuance was approximately $76,345 and is included in consulting expense.  The Company also received $2,831 when an additional 117,600 options to purchase common stock were exercised.

The following table summarizes the activity related to all Company stock options for the nine months ended November 30, 2003 and the year ended February 28, 2003:

	Stock Options	Exercise Price per Share	Weighted Average Exercise Price per Share

Outstanding at March 1, 2002	112,500	$0.05 – 0.57	$0.57
Granted	900,000	$0.05 – 0.57	0.11
Exercised	(750,000)	$0.24	—

Canceled or expired	—	—	—
Outstanding at February 28, 2003	262,500	$0.05 - .057	0.36
Granted	66,092,600	$0.00 – 0.04	0.02
Exercised	(65,992,600)	$0.00 – 0.04	0.01

Canceled or expired	—	—	—
Outstanding at November 30, 2003	362,500	$0.04 - 0.57	$0.27
Exercisable at November 30, 2003	362,500	$0.04 - 0.57	$0.27

The options expire at various dates ranging from October 2005 through February 2013.

During the period ended November 30, 2003, the Company granted 43,700,000 options to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

8.             Inventory

Inventory consists of the following at November 30, 2003:

Work in process	$20,301
Finished goods	93,347
$113,648

9.             Seasonality

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company

.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended November 30, 2003 and 2002. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

MANUFACTURING SUBSIDIARIES

The manufacturing subsidiary, International Machine and Welding, Inc. generates its revenues from three divisions.  Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south

Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

On October 11, 2003, the Company acquired Chariot Manufacturing Company, Inc. from a party related through common stockholders, for $360,000 assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.  Also, the Company will pay the buyer a $50 premium per item sold until the purchase price has been paid in full. This new subsidiary is expected to be revenue producing in the next fiscal quarter.  Sales will be made through both direct sales and through a dealer network.

The Company does not have discrete financial information on each division, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operated in the manufacturing segment during the three months ended November 30, 2003 and 2002. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

General

The Company’s consolidated net sales decreased to $489,878 for the three months ended November 30, 2003 a decrease of $158,276 from $648,154 for the three months ended November 30, 2002, a decrease of 24%. This decrease was due to general market conditions.

Gross profit for the consolidated operations decreased to $187,178 for the three months ended November 30, 2003 from $283,078 for the three months ended November 30, 2002. Gross profit decreased as a percentage of sales to 38% from 44%. This change was due to a change in the ratio between the more profitable part sales and machining revenue. Consolidated interest expense for the three months ended November 30, 2003 was $46,048 compared to $82,491 for the three months ended November 30, 2002. The decrease in interest expense is due to successful debt refinancing and reduction of debt.  The company incurred a net consolidated loss of $501,114 for the three months ended November 30, 2003 compared to income of $685,069 for the three months ended November 30, 2002. The increase in the net consolidated loss is due to the prior year incurring a one time gain of $812,000 from negotiated discounts on refinanced debt.  Additionally, the Company had increases in professional fees, and costs to issue options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan which also contributed to the loss.

Selling, general and administrative expenses increased to $657,662 for the three months ended November 30, 2003 from $332,678 for the three months ended November 30, 2002, an increase of $324,984 or 98%.  The increase was mainly attributable to the increase in professional fees of approximately $150,000, an increase in the costs to issue options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option of approximately $45,000 and an increase in loan guarantee expense of approximately $35,000.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $489,878 for the three months ended November 30, 2003 compared to $648,154 for the three months ended November 30, 2002. The machining operations provided $191,921 or 39% of net sales with parts and service providing $297,957 or 61% of net sales for the three months ended November 30, 2003 as compared to machining operations contributing $209,944 or 32% of net sales with parts and service providing $438,210 or 68% of net sales for the three months ended November 30, 2002.  This decrease in net sales is due to the general market conditions.

Gross profit from the Manufacturing operation was $187,178 for the three months ended November 30, 2003 compared to $283,078 for the three months ended November 30, 2002 providing gross profit margins of 38% and 44%, respectively.  The decrease in the gross profit margin is due to the change in the mix of sales of parts and service and machining revenues.

Selling, general and administrative expenses were $220,115 for the three months ended November 30, 2003 compared to $209,812 for the three months ended November 30, 2002. Interest expense was $37,249 for the three months ended November 30, 2003 compared to $69,217 for the three months ended November 30, 2002.  The decrease in interest expense is due to the Company refinancing debt, which in turn reduced the amount of interest expense.

NINE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO NOVEMBER 30, 2002

General

The Company’s consolidated net sales decreased to $1,385,178 for the nine months ended November 30, 2003 a decrease of $390,985 from $1,776,163 for the nine months ended November 30, 2002, a decrease of 22%. This decrease was due to general market conditions.

Gross profit for the consolidated operations decreased to $538,820 for the nine months ended November 30, 2003 from $745,723 for the nine months ended November 30, 2002. Gross profit decreased as a percentage of sales to 39% from 42%. This change was due to a change in the ratio between the more profitable part sales and machining revenue.

Selling, general and administrative expenses increased to $1,703,048 for the nine months ended November 30, 2003 from $1,221,817 for the nine months ended November 30, 2002, an increase of $481,231 or 39%.  The increase was mainly attributable to the increase in professional fees of approximately $295,000, an increase in the costs to issue options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option of approximately $129,300.

Consolidated interest expense for the nine months ended November 30, 2003 was $152,835 compared to $223,191 for the nine months ended November 30, 2002. The decrease in interest expense is due to successful debt refinancing and reduction of debt.

The company incurred a net consolidated loss of $1,286,300 for the nine months ended November 30, 2003 compared to income of $125,753 for the nine months ended November 30, 2002. The increase in the net consolidated loss is due to the prior year incurring a one time gain of $812,000 from negotiated discounts on refinanced debt.  Additionally, the Company had increases in professional fees, and costs to issue options under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan which also contributed to the loss.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $1,385,175 for the nine months ended November 30, 2003 compared to $1,776,163 for the nine months ended November 30, 2002. The machining operations provided $538,394 or 39% of net sales with parts and service providing $846,781 or 61% of net sales for the nine months ended November 30, 2003 as compared to machining operations contributing $655,405 or 37% of net sales with parts and service providing $1,120,758 or 63% of net sales for the nine months ended November 30, 2002.  The ratio of machining to parts sales and service has remained somewhat consistent.

Gross profit from the Manufacturing operation was $538,820 for the nine months ended November 30, 2003 compared to $745,723 for the nine months ended November 30, 2002 providing gross profit margins of 39% and 42%, respectively.

Selling, general and administrative expenses were $562,919 for the nine months ended November 30, 2003 compared to $564,731 for the nine months ended November 30, 2002. Interest expense was $107,639 for the nine months ended November 30, 2003 compared to $166,712 for the nine months ended November 30, 2002. These reductions are the reflection of management controls and debt reduction for the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2003 and 2002, the Company used net cash for operating activities of ($708,331) and ($225,015), respectively. This increase in cash used by operating activities is primarily due to the net loss of ($1,286,300) for the nine months ended November 30, 2003 as compared to net income of $125,753 for the same period ended November 30, 2002, a reduction in accounts payable and accrued expenses and the increase in loan costs and other current assets.

During the nine months ended November 30, 2003 and 2002, the Company used funds for capital expenditures of ($45,916) and ($8,229), respectively.  The increase in net cash used for investing activities is due to the increase in long term receivables.

During the nine months ended November 30, 2003 and 2002, the Company provided cash from financing activities of $817,226 and 248,670, respectively.  The increase in net cash provided by financing activities is the increase in cash from the exercise of stock options.

Cash flows from operations and the sale of equity provided for working capital needs and principal payments on long-term debt through November 30, 2003. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Item 3.    Controls and Procedures

(a)          Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures, as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective.

(b)          Changes in internal controls. There were no significant changes in the Registrant’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities

During the nine month period ended November 30, 2003, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 11, 2003, 305,000 shares of common stock were issued in conversion of options.  Also on March 11, 2003, 95,000 shares of common stock were issued for services valued at $3,400.  On May 8, 2003, 117,600 shares of common stock were issued in conversion of options for $2,831.

On June 2, 2003, 6,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On June 10, 2003, 6,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On June 13, 2003, 200,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On June 27, 2003, 6,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On July 9, 2003, 2,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On July 24, 2003, 10,200,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On August 4, 2003, the Company issued 450,000 shares of common stock in exchange for services valued at $3,600.  On August 22, 2003, 7,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.

On September 9, 2003, 5,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On September 11, 2003, 3,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On September 13, 2003, 2,150,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On October 10, 2003, 4,500,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On October 13, 2003, 15,189,285 shares of common stock were issued in for legal services.  Also on October 13, 2003, 2,197,802 shares of common stock were issued for the acquisition of a subsidiary.  On October 29, 2003, 7,000,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On November 14, 2003, 6,500,000 shares of common stock were issued in conversion of options at a price of 85% of fair market value on the date of conversion.  On November 29, 2003, 4,949,979 shares of common stock were issued for guaranty’s of debt and a pledge of assets.

During November and May 2003, dividends of 115 and 111 shares of Series B preferred stock were issued in lieu of cash dividends, respectively.

Item 3.    Defaults Upon Senior Securities

The Company has defaulted on a total of $419,488 of notes payable to several stockholders.  The amount of principal payments in arrears was $419,488, with an additional amount of $173,371 of interest due at November 30, 2003.  These defaults are the result of a failure to pay in accordance with the terms agreed.

Item 4.    Submission of Matters to a Vote of Security Holders

During the nine month period ended November 30, 2003, the Company did not submit any matters to a vote of its security holders.  However, on June 4, 2003 there was delivered to the Board of Directors of the company, a written demand from stockholders representing more than fifty percent of the total voting shares of forms of the company stock, for the authorized shares of the company stock to be increased to 350,000,000 common shares and 5,000,000 blank check preferred shares. Additional demand was made for the Board to consider, after due diligence and legal opinion, the redomicile of the corporation from Delaware to Florida.

Item 5.    Other Matters

The Company does not have any other material information to report with respect to the nine month period ended November 30, 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits included herewith are:

03-01 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuit to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K – The Company filed Form 8-K on October 24, 2003 to disclose the acquisition of Chariot Manufacturing Company, Inc. from `International Commerce and Finance, Inc., Robert D. Hott, Jr. and Gerald F. Schiedel for total the sum of $360,000 in cash, assignment of note receivable and Stock.

(c)          S-8 Filings included by reference

(d)         Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2003 included by reference

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

AMERICAN COMMERCE SOLUTIONS, INC.

Dated:	January 14, 2004	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President