Form 10KSB
period 2004-02-29
AMERICAN COMMERCE SOLUTIONS
filed 2004-05-27
CIK 949982

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 {NO FEE REQUIRED}

For the transition period from to

Commission file No. 33-98682

AMERICAN COMMERCE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	05-0460102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Chamber Dr, Bartow, Florida 33830
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:     (863) 533-0326

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒.

State the issuer’s revenues for its most recent fiscal year: $2,084,205.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 29, 2004 was approximately $1,753,149 based upon the closing sale price of $.03 for the Registrant’s Common Stock, $.002  par value, as reported by the NationalAssociation of Securities Dealers OTC Bulletin Board on February 29, 2004.

As of February 29, 2004 the registrant had 140,573,824 shares of Common Stock, $.002 par value, outstanding.

American Commerce Solutions, Inc.

Annual Report on Form 10-KSB

For the Fiscal Year Ended February 29, 2004

TABLE OF CONTENTS

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountants Fees and Services

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  See “Item 1. Description of Business—ForwardLooking Statements.”

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

American Commerce Solutions, Inc., was incorporated in Rhode Island in May  1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994.  In July 1995, the Company’s name was changed to JD American Workwear, Inc.  In December 2000 the shareholders voted to change the name of the company to American Commerce Solutions, Inc. to more accurately portray the activities of the company.

American Commerce Solutions, Inc. (the “Company” or “American Commerce”) is a multi-industry holding company for its operating subsidiaries.  As of the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries operating in the manufacturing segment and the fiberglass segment.  The operating subsidiaries are International Machine and Welding, Inc. located in Bartow, Florida and Chariot Manufacturing Company, Inc. located in Tampa, Florida.

The Company intends to expand its holdings by acquiring additional subsidiaries to facilitate its business plan.  The current business plan has been in development since June 2000.

International Machine and Welding, Inc. provides specialized machining services for heavy industry.  Target customers in the region include mining, agriculture processing, maritime, power generation and industrial machinery companies.  Additional operations include heavy equipment service to theconstruction, forestry, waste and scrap industries.  The operation provides complete service of the equipment, which includes rebuilding undercarriages, engines, transmissions, final drives and hydraulics.  The effective service area for the operation located in the Southeastern region of the United States is aprime and lucrative market for such services.  Growth in this region of the United States (population, infrastructure, and building) has created long term needs for construction equipment.  All of these machines require periodic maintenance, and at certain points major overhauls.  In addition to its 38,000square foot facility, the operation also provides fully equipped field service vehicles so machines do not have to be removed from the work site.

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

Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies.  These trailers are sold both on the retail and dealer levels.  The company also provides non warranty repairs, modification of existing Chariot Trailers.

The Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to acquire additional fiberglass manufacturing operations and construction operations that utilize heavy equipment.  Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

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

On June 1, 2000, the Company completed the purchase of International Machine and Welding, Inc. by acquiring all of the outstanding capital stock of its holding company, Patina Corporation for a total purchase price of $4,446,159.  The acquisition was accounted for using the purchase method of accounting and, accordingly, International Machine and Welding, Inc.’s results of operations have been included in the consolidated financial statements since the date of acquisition.  The acquisition was funded by the issuance of 9,800 shares of Series C 6% Preferred Stock.

On June 1, 2000, the Company completed the purchase of Rhode Island Truck and Equipment Corp. d/b/a International Paving, Inc. by acquiring all its outstanding capital stock for a total purchase price of  $238,000.  The acquisition was funded by the issuance of 200,000 shares of common stock.

On June 1, 2001, the Company discontinued the operations of its JD American Workwear, Inc. subsidiary and exchanged certain assets and liabilities with the President of the subsidiary for 725,000 shares of the Company’s common stock and notes payable of $43,115.  On October 31, 2001, the Company returned all of the stock of Rhode Island Truck and Equipment Corp. to its original owners in exchange for 155,000 shares of the Company’s common stock.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000.  The acquisition was financed through the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.

BUSINESS STRATEGY

The Company has adopted a business strategy that focuses on expansion through acquisition.  The key elements of acquisition targets must include solid management, profitability, geographical locations compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.

Under the current strategy, the Company is developing three divisions of its chosen segment: Manufacturing and a new segment within the manufacturing industry:  Fiberglass.

MANUFACTURING SEGMENT

The Manufacturing Segment through International Machine and Welding, Inc. offers a broad range of products and services to heavy industry through its three divisions.  The operations of Division 1 provide specialized machining of very large components and machinery repair to industries such as aerospace, agricultural processing, chemical, defense, mining, maritime and power generation.  Our 38,000 square foot facility located in Bartow, Florida is one of the only operations in the Southeast capable of machining components up to 55 feet in length and/or 20 feet in diameter.  Division 2 provides heavy equipment service (parts and labor), which includes repair and bonded rebuilds of engines, tracks, undercarriages, transmissions, final drives and hydraulic systems on heavy equipment.  The equipment we repair is from the heavy construction industry including bulldozers, scrapers, loaders, excavators, large tractors, rollers, etc.  The division provides field service via equipped service trucks to provide repairs at the customer’s site.  Division 3 sells replacement parts to the heavy equipment market, directly to the end user with most of the parts exported outside the United States.

FIBERGLASS SEGMENT

The Fiberglass Segment through Chariot Manufacturing Company, Inc. produces a line of fiberglass trailers suitable for a wide range of uses.  Some of the uses include the transportation of motorcycles, ATVs, personal watercraft, small vehicles, vending, mobile fiber optic workstations, utility and other specialized applications.  The trailers are available in both open and enclosed configurations.  The fiberglass unibody construction of the product is stronger, yet lighter than conventional aluminum and steel trailers.  The Chariot trailer has a steel tube sub frame which is tucked up inside the fiberglass body reducing drag.  Since the body is molded in fiberglass, the shape can be optimized to reduce drag.  The overall shape, coupled with the light weight of the trailer also improves gas mileage while towing.  The trailers can be fitted with optional features such as custom interiors and sleeper options.

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

Fiberglass Segment

Likewise, Chariot Manufacturing Company, Inc. has a ready supply of material available through both seasoned and new suppliers and vendors.

MARKETING AND SALES

Manufacturing Segment

International Machine and Welding, Inc. operates three divisions at one location.  Division 1 sales have traditionally come from industries within a100-mile radius of its facilities requiring specialized machining applications.  Direct salesmen have established relationships with specific customers and the Company has expanded the business relationship through quality, rapid turn and value.  While this business is quite lucrative, visibility is limited.  The operation intends to expand its operations in the OEM market, where the subsidiary provides components to manufacturers of large machines.  These types of accounts generally involve annual contracts with three-month rolling schedules.  The expansion of the market also is expected to increase the serviceable territory from the Southeast to include the entire United States.

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

Fiberglass Segment

Chariot Manufacturing Company, Inc. sells through a network of dealers throughout the United States, or directly to individuals. Inquiries from individuals come from a number of sources including the Company’s participation in industry events, the Company’s web site and from people who have seen the product on the road and called the Company’s phone number, (which is on every trailer produced either in graphic form or molded into the fiberglass body).  Many inquiries result from referrals from existing customers.  The Company has a 28 year history and is well known in the industry.  Recently, the Company has begun to pursue OEM business, where trailers are sold to companies rather than individuals or dealers.  These companies will install their products into the trailer and sell the package to the end user.

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

Fiberglass Segment

Chariot Manufacturing’s principal competitors include companies such as Pace American, Hallmark, Feather Light and Wells Cargo.  Chariot is competitively priced when compared to comparably equipped trailers.  Chariot is positioned in the market as a premium product.  Many features are standard equipment on the Chariot, while they are options on competitive products.  Chariot’s aerodynamic styling, lightweight, unibody construction, balance, resale value and standard features differentiate it from the competition.

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers.  The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment.  This division does generate a significant amount of revenues from sales and services provided to three different industries.  The construction industry accounted for approximately 34% of the division’s revenues in fiscal  2004  compared to 31.7% in fiscal 2003, while the industrial and mining industries accounted for approximately 43.5% and 21% in fiscal  2004  compared to 26.6% and 29.3% in fiscal  2003, respectively, of the division’s total revenues.  Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 45.4% of total revenues.  These customers were Vehicare 21.8%, IMC Phospates Company 16.3% and Kovacs 7.3%.

Fiberglass Segment

Chariot Manufacturing Company, Inc. has a wide base of customers.  The loss of a single customer or dealer would not have a material adverse effect on the business.  The primary use of the product is to transport motorcycles.  The motorcycle industry growth has been strong in recent years.  Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 29, 2004, the Company and its subsidiaries had 24 full-time employees.  Of these workers, two are performing executive, management and marketing functions, two are performing accounting, financial and office functions, three provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements.  The parent operation has three full time employees.  The Manufacturing segment employs 20 full time employees.  Chariot Manufacturing Company, Inc. employs 1 full time employee while contracting substantially all of the fiberglass activity.

FUTURE ACQUISITIONS

The Company remains dedicated to its basic business plan, which calls for growth through acquisition of strategic business opportunities.  Although discussions and negotiations continue with multiple companies, the most anticipated opportunities remain to be within the fiberglass industry.  As of the filing of this document, we have not completed the close of AFG.  All parties remain committed to the completion of the transaction however, final documents nor a letter of intent has been completed as of the date of this filing.  The second opportunity is a fiberglass recycling company.  Progress is being made daily with all requisite functions, i.e., accounting, legal and structural, however, this has not been completed as of the date of this filing.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB  (including the Exhibits hereto) may contain  “forward-looking statements”  within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiaries, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiaries.  These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,”  “anticipate,” “plan,” “estimate,”“intend,”  and other similar words and expressions, or future or conditional verbs such as “should,” “would,” and “could” and other characterizations of future events or circumstances.  In addition, the Company may from time to time make such written or oral  “forward-looking statements”  in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

These forward-looking statements reflect the current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management’s beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company), which could cause actual results to differ materially from those expressed or implied by such forward-looking statements.  Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statements, whether as the result of new information, future events, the occurrence of unanticipated events, or otherwise.  The following sets forth some, but not necessarily all, of the factors that may cause the Company’s actual results to vary materially from those which are the subject of any forward-looking statements.

RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report.  The Company had an accumulated deficit at February 29, 2004 of $13,563,062 and net loss to common shareholders of $1,644,144 for the year ended February 29, 2004.  The Company had an accumulated deficit of $11,918,918, and net loss to common shareholders of $347,910 for the year ended February 28, 2003.  The Company’s financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.  While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

Growth Plans and Risk of Expansion.  The Company adopted and implemented a business strategy, which seeks growth and expansion through the acquisition of synergistic companies.  Accordingly, the growth and financial performance of the Company will depend, in large part, upon the Company’s ability to identify and locate suitable acquisitions, to manage such growth and the resultant diverse operations, to manage the margins of the acquired operations, and to attract, hire, train, and retain qualified supervisory personnel and other operational employees to meet the Company’s needs as it expands, as well as the availability of sufficient working capital.  Difficulties resulting from the failure of the Company to manage and control its growth could materially adversely affect the Company’s operating results and financial condition.

No Assurance of Acquisitions.  Although the Company has had preliminary discussions with potential acquisition candidates, the Company has only completed one such transaction in the last fiscal year.  The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but can not give specific timing to close the potential acquisitions.  Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

Furthermore, to the extent that acquisitions are consummated, the Company’s success or failure will depend upon management’s ability to integrate the acquired business into the company and implementation of adequate management skills and systems necessary to accomplish the Company’s strategy.  Additionally, the Company is unable to predict whether or when, once integrated, any acquisition may achieve comparable levels of revenues, profitability, or productivity as existing Company operations, or otherwise perform as expected  (including achievement of expected synergies or financial benefits).  The Company may face competition for desirable acquisitions from entities that may possess greater resources than the Company.

Acquisition Risks. Acquisitions involve a number of special risks, some or all of which could have a material adverse effect on the Company’s results of operations or financial condition.  Such risks include, but are not limited to, the diversion of management’s attention from core operations, difficulties in the integration of acquired operations and retention of personnel, customers, and suppliers, unanticipated problems or legal liabilities, tax and accountingissues, and the inability to obtain all necessary governmental and other approvals and consents.

Need for Additional Financing.  Cash flows from the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2004.  However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy.  There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all.  If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price.  The market price of our stock has traded in a wide range. From March 1, 2001 through February 29, 2004 the price of our common shares has ranged from $0.01 to $0.625 per share.  The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 2. DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions.  A note payable to Valrico State Bank, originally at $875,000 encumbers this building.  As of February 29, 2004, the balance on this note is $833,981.  This note needs to be refinanced by November 2005.  The note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014, which was recognized during fiscal year ending February 28, 2003.

Chariot Manufacturing Co., Inc. has its corporate offices at the International Machine and Welding facilities in Bartow, Florida.  Its manufacturing operations are housed in approximately 12,500 square foot temporary facility located in Tampa, Florida.  The land that the facility is housed on, approximately 1.5 acres, is leased by AFG, Inc. one of Chariot’s key fiberglass suppliers.  Since Chariot pays AFG for the product it orders and AFG produces, AFG has made space available to Chariot, at no cost, to assemble its products.  It is anticipated that the facilities will be adequate to meet the company’s sales projections until a more permanent facility can be secured.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 29, 2004, the Company did not submit any matters to a vote of its security holders.  However, on June 4, 2003 there was delivered to the Board of Directors of the company, a written demand from stockholders representing more than fifty percent of the total voting shares of forms of the company stock, for the authorized shares of the company stock to be increased to 350,000,000 common shares and 5,000,000 blank check preferred shares.  Additional demand was made for the Board to consider, after due diligence and legal opinion, the redomicile of the corporation from Delaware to Florida.  The Board of Directors voted to approve the increase in the number of authorized shares.  The board has not yet approved the redomicile of the corporation.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Since the April 1996 closing of the Company’s initial public offering, the Company’s Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System (“OTCBB”).  Until January 31, 2001 the company’s common stock traded under the symbol “JDAW.” In connection with the name change, since February 10, 2001, the common stock has traded under the symbol “AACS.” The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years.  High and low bid quotations reflect inter-dealer prices without adjustment for retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	Bid Prices
	High	Low

FISCAL 2004

First Quarter (March 1, 2003 through May 31, 2003)	$0.09	$0.02
Second Quarter (June 1, 2003 through August 31, 2003)	$0.03	$0.01
Third Quarter (September 1, 2003 through November 30, 2003)	$0.05	$0.01
Fourth Quarter (December 1, 2003 through February 29, 2004)	$0.04	$0.02

FISCAL 2003

First Quarter (March 1, 2002 through May 31, 2002)	$0.31	$0.20
Second Quarter (June 1, 2002 through August 31, 2002)	$0.27	$0.03
Third Quarter (September 1, 2002 through November 30, 2002)	$0.14	$0.03
Fourth Quarter (December 1, 2002 through February 28, 2003)	$0.12	$0.04

On February 29, 2004 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.03 and there were approximately 1,204 shareholders of record.

DIVIDENDS

The Company has never declared or paid a dividend on its Common Stock, and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.  The Company expects to retain, if any, its future earnings for expansion or development of the Company’s business.  The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and other relevant factors such as contractual obligations.  There can be no assurance that dividends can or will ever be paid.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
1995 Stock Option Plan approved by security holders	—	—	1,500,000
Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	362,500	$0.27	57,400
Employees Stock Incentive Plan approved by security holders	—	—	5,300,000
Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations, and should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere herein.  This discussion also contains forward-looking statements.  The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof.  The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under ITEM 303(c).

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 29, 2004 and one subsidiary that operated in the manufacturing segment during fiscal year ended February 28, 2003.  To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary, International Machine and Welding, Inc., generates its revenues from three divisions.  Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers.  Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment.  Division 3 provides parts sales for heavy equipment directly to the customer.  The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally.  The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies.  These trailers are sold both on the retail and dealer levels.  The company also provides non warranty repairs, modification of existing Chariot Trailers.

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

General

The Company’s consolidated net sales decreased to $2,084,205 for the fiscal year ended February 29, 2004, a decrease of $127,779 or 6%, from $2,211,984 for the fiscal year ended February 28, 2003.  This decrease was due to a slow economy.

Gross profit for the consolidated operations decreased to $758,715 for the fiscal year ended February 29, 2004 from $789,941 for the fiscal year ended February 28, 2003.  Gross profit as a percentage of sales remained consistent with the prior year at 36%.  The decrease in gross profit was due to a slight decrease in sales.

Consolidated interest expense in fiscal 2004 was $188,915 compared to $301,774 in fiscal 2003.  The overall decrease in interest expense was due to the Company paying down a portion of the notes payable during the fiscal year ended February 29, 2004 and to the decrease in debt that was renegotiated in the prior year.

The Company incurred a net consolidated loss of $1,644,144 for the year ended February 29, 2004 compared to a loss of $347,910 for the year ended February 28, 2003.  During the year ended February 28, 2003, there were several one time gains on renegotiation and settlement of debt which were factors in determining the loss at February 28, 2003.

Selling, general and administrative expenses increased to $2,251,488 for fiscal 2004 from $1,664,470 for fiscal 2003, an increase of $587,018 or 35%.

The increase was mainly attributable to increases in the cost of consultants and legal fees.

The Company’s net loss to common shareholders was $1,644,144 for fiscal 2004 compared to a net loss to common shareholders of $347,910 for fiscal 2003.  This increase in the net loss was largely attributable to the one time gain on forgiveness of debt of $812,014 recorded during fiscal 2003.  As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,067,455 for the fiscal year ended February 29, 2004 compared to $2,211,984 for the fiscal year ended February 28, 2003.  The machining operations provided $744,906 or 36% of net sales with parts and service providing  $1,322,549 or 64% of net sales for the fiscal year ended February  29, 2004 as compared to machining operations contributing $827,725 or 37% of net sales with parts and service providing $1,384,259 or 63% of net sales for the fiscal year ended February 28, 2003.  The overall decrease in net sales is due to slower sales at the beginning of the year compared to the prior year.

Gross profit from the International Machine and Welding, Inc. was $748,557 for the fiscal year ended February 29, 2004 compared to $789,941 in fiscal 2003 providing gross profit margins of 36.21% and 35.71%, respectively.  The decrease in gross profit corresponds to the decrease in net sales.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $852,517 for the fiscal year ended February 29, 2004 compared to $843,513 for the fiscal year ended February 28, 2003.

Impairment of property and equipment for International Machine and Welding, Inc. was $0 for the fiscal year ended February 29, 2004 compared to $80,000 for the fiscal year ended February 28, 2003 due to an outside appraisal performed during the prior year.

Interest expense was $133,485 for the fiscal year ended February 29, 2004 compared to $221,885 for the fiscal year ended February 28, 2003.  The decrease in interest expense is due to the Company continuing to pay off its notes payable obligations and to the decrease in debt due to the renegotiation in the prior year, and thereby incurring less interest each year.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately;  therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the year ended February 2004 and provided net sales of $16,750 for the fiscal year ended February 29, 2004.

Gross profit from Chariot was $10,158 for the fiscal year ended February 29, 2004 providing a gross profit margin of 61%.

Selling, general and administrative expenses were $45,561 for the fiscal year ended February 29, 2004.

Non-recurring Income

On November 30, 2002 the company received a bank loan of $875,000 which was used to pay off short and long term debt negotiated by management to allow a one timegain on forgiveness of debt of  $812,014.  This debt was associated with the June 2000 acquisition of the assets of International Machine and Welding, Inc.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 29, 2004 and February 28, 2003, the Company used net cash for operating activities of $667,945 and $504,686, respectively.  Overall, the net loss increased from the prior year.  Accounts receivable decreased to $120,393 at February 29, 2004 from $169,040 at February 28, 2003, a decrease of $48,647, or 29%.  There was a write down of inventory of $102,823 at February 28, 2003 with no corresponding entry in the current year.

During the years ended February 29, 2004 and February 28, 2003, the Company (used) provided funds for investing activities of ($415,695) and $19,348, respectively.  This increase in use of cash from investing activities is mainly due to the decrease of loans, no sales of fixed assets during 2004 and more fixed asset acquisitions during the year ended February 29, 2004.

During the years ended February 29, 2004 and February 28, 2003, the Company provided cash from financing activities of $1,148,520 and $485,613, respectively.  The increase in net cash provided by financing activities is due to an increase in the cash received from the exercise of stock options and warrants.

Cash flows from financing activities provided for working needs and principal payments on long-term debt through fiscal 2004.  As of February 29, 2004, the Company had a working capital deficit of $737,677.  To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements.  However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

During the year ended February 29, 2004, the Company acquired Chariot Manufacturing Company, Inc.  The acquisition resulted in $190,000 of intangible assets being recognized.  Of the $190,000 of acquired intangible assets, $59,455 was assigned to brand recognition, $44,420 was assigned to customer list and $86,125 was assigned to the web site development.  These intangible assets are being amortized over an average useful life of 5 years, which resulted in amortization expense of $14,778 recognized during the year ended February 29, 2004.

SEASONALITY

The diversity of operations in the manufacturing segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made as information is available.  Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.  See consolidated financial statements footnote 13.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments.  Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004.  We have not entered into or modified any financial instruments subsequent to May 31, 2003 effected by this statement.  We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 29, 2004 and for the

Years Ended February 29, 2004 and February 28, 2003

Independent Auditors’ Report

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 29, 2004 and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended February 29, 2004 and February 28, 2003.  These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 29, 2004 and the results of its operations and its cash flows for the years ended February 29, 2004 and February 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements of American Commerce Solutions, Inc. and Subsidiaries have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 2, the Company has had recurring operating losses since inception, has negative working capital as of February 29, 2004, has used approximately $668,000 of cash in operations for the year ended February 29, 2004, and is in default on several loans.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also disclosed in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

April 16, 2004

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

February 29, 2004

Assets
Current assets:
Cash	$79,363
Accounts receivable, net of allowance of $4,977	120,393
Accounts receivable, factored	55,657
Inventories	110,395
Other receivables	362,921
Other current assets	60,716
Total current assets	789,445

Property and equipment, net of accumulated depreciation	5,159,037

Other assets:
Prepaid loan costs	20,623
Intangible assets, net of accumulated amortization	175,222
Real property held for resale	243,150
Total other assets	438,995

$6,387,477

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$557,438
Accounts payable	431,971
Accrued expenses	77,277
Accrued interest	184,046
Due to stockholders	258,724
Deferred revenue	17,666
Total current liabilities	1,527,122
Notes payable, net of current portion	1,194,952

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A, cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference of $376,125
Series B, cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference of $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 141,095,824 shares issued; 140,573,824 shares outstanding	282,192
Common stock payable	120,809
Additional paid-in capital	17,291,027
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(13,563,062)
Loan costs from issuance of common stock	(190,040)
Total stockholders’ equity	3,665,403

$6,387,477

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 29,	Year Ended February 28,
	2004	2003

Net sales	$2,084,205	$2,211,984
Cost of goods sold	1,325,490	1,422,043

Gross profit	758,715	789,941

Selling, general and administrative expenses	2,251,488	1,584,470
Impairment of property and equipment		80,000

	2,251,488	1,664,470

Loss from operations	(1,492,773)	(874,529)

Other (expense) income:
Other income	26,249	24,153
Gain on forgiveness of debt	11,295	812,014
Loss on sale of assets		(7,774)
Interest expense	(188,915)	(301,774)
Total other (expense) income	(151,371)	526,619

Net loss	$(1,644,144)	$(347,910)

Net loss per common share	$(.02)	$(.02)

Weighted average number of common shares outstanding	76,522,038	17,991,670

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 29, 2004 and February 28, 2003

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance, February 28, 2002	17,351,344	$34,703	3,573	$3
Common shares issued for services	1,415,832	2,831
Common shares issued for debt repayment	10,423,982	20,848
Common shares issued for compensation	550,000	1,100
Cash received for stock subscription receivable
Preferred shares issued for Series B dividends			247
Loan cost from issuance of common stock
Amortization of loan cost
Net loss
Balance, February 28, 2003	29,741,158	$59,482	3,820	$3

Issuance of common share options
Common shares issued upon exercise of stock options	88,450,000	176,900
Issuance of common shares for cash	117,600	235
Common shares issued for services	15,639,285	31,279
Common shares issued for acquisition	2,197,802	4,396
Common shares issued for compensation	4,949,979	9,900
Forgiveness of debt with a related party
Preferred shares issued for Series B dividends			226
Loan cost from issuance of common stock
Amortization of loan cost
Net loss
Balance, February 29 2004	141,095,824	$282,192	4,046	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs	Common Stock Payable	Total

$14,405,143	$(20,000)	$(11,571,008)	$(265,526)			$2,583,315
185,219						188,050
510,775						531,623
132,000						133,100
	10,000					10,000

				$(89,259)		(89,259)
				27,384		27,384
		(347,910)				(347,910)
15,233,137	(10,000)	(11,918,918)	(265,526)	(61,875)		3,036,303

291,805						291,805

1,473,570						1,650,470

4,765						5,000
79,296					$120,809	231,384
25,604						30,000
116,325						126,225
66,525						66,525

				(247,033)		(247,033)
				118,868		118,868
		(1,644,144)				(1,644,144)
$17,291,027	$(10,000)	$(13,563,062)	$(265,526)	$(190,040)	$120,809	$3,665,403

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended
	February 29, 2004	February 28, 2003

Operating activities
Net loss	$(1,644,144)	$(347,910)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	339,959	312,494
Impairment of property and equipment		80,000
(Recovery) of doubtful accounts	(213)	(18,125)
Provision for losses on inventory		102,823
Stock issued for services and compensation	361,009	226,846
Options issued to consultants and employees	291,805
Loss (gain) on disposal of assets		7,774
Gain on forgiveness of debt	(11,295)	(812,014)
Decrease (increase) in:
Accounts receivable	48,860	83,416
Inventories	(23,559)	(28,544)
Other assets	(63,672)	(117,069)
(Decrease) increase in:
Accounts payable and accrued expenses	52,064	(30,802)
Deferred income	(18,759)	36,425
Total adjustments	976,199	(156,776)

Net cash used by operating activities	(667,945)	(504,686)

Investing activities
(Decrease) increase in other receivables	(363,926)	37,189
Proceeds from sale of assets		14,000
Acquisition of property and equipment	(51,769)	(31,841)

Net cash (used) provided by investing activities	(415,695)	19,348

Financing activities
(Decrease) increase in bank overdrafts	(14,187)	13,909
Increase in due from factor	(55,657)
Increase in due to stockholders	80,330	132,599
Proceeds from notes payable	89,159	1,135,811
Principal payments on notes payable and capital leases	(603,195)	(806,706)
Proceeds from sale of common stock	5,000
Proceeds from exercise of stock options and warrants	1,647,070
Proceeds received on common stock receivable	10,000

Net cash provided by financing activities	1,148,520	485,613

Net increase in cash	64,880	275
Cash, beginning of year	14,483	14,208

Cash, end of year	$79,363	$14,483
Supplemental disclosure of cash flow information:
Cash paid for interest	$43,443	$239,430

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

Supplemental schedule of noncash investing and financing activities:

During the year ended February 29, 2004, a related party forgave an outstanding payable to the company which resulted in a gain on the forgiveness of debt of $66,525.  This gain was recorded as a capital contribution.

During the year ended February 29, 2004, the Company purchased 100 percent of the outstanding common stock of Chariot Manufacturing, Inc. for $360,000 which consisted of the assignment of a note receivable valued at $150,000, issuance of $30,000 worth of common stock and the incurrence of a note payable for $180,000.  The fair value of the assets acquired at the acquisition date are as follows:

Equipment	$170,000
Intangible assets	190,000
Assets acquired	$360,000

During the year ended February 29, 2004, the Company transferred $16,794 from inventory to equipment held for lease.

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

During the year ended February 28, 2003, the Company issued $94,305 of common stockfor loan costs incurred.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 29, 2004 and for the

Years Ended February 29, 2004 and February 28, 2003

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

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies.

2.                                       GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $667,900 of cash in operations for the year ended February 29, 2004.  The Company recorded losses from continuing operations of $1,644,144 and $347,910 for the years ended February 29,2004 and February 28, 2003, respectively.  Current liabilities exceed current assets by $737,677 at February 29, 2004.  Additionally, the Company is in default on several notes payable.  The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

3.                                       SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable.  Accounts receivable consist of billed services or products.  The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends.  Based on management’s review of accounts receivable, an allowance for doubtful accounts of $4,977 is considered adequate at February 29, 2004.  Receivables are determined to be past due based on payment terms of original invoices.  The Company does not charge significant amounts of interest on past due receivables.  There were no receivables on non-accrual of interest status at February 29, 2004.

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to account for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company’s accounts receivable.  The Company receives 80% of all approved invoices sold to the Factoring Company, which assumes the credit risk.  Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 18%.  The Company records the 80% as payment against the invoices sold and records 18% as an amount due from Factoring Company.  Once the invoice exceeds 120 days outstanding, the remaining 18% of the receivable is recorded as expense.

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

Acquired identifiable intangible assets of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company, Inc. These intangibles are amortized on a straight-line method over 5 years.  During the year ended February 29, 2004, approximately $15,000 was recognized as amortization expense related to these identifiable intangible assets.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty.  As of February 29, 2004 and 2003, the Company incurred amortization expense of $118,868 and $30,336, respectively.

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

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of.  The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations.  In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset.  At February 29, 2004, the Company did not have any asset that it considered impaired.  At February 28, 2003, the Company recorded $80,000 in asset impairment.

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) SFAS No. 123 provides that expense equal to the fair value of all stock-based awards on the date of grant be recognized over the vesting period.  Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS No. 123.

At February 29, 2004, the Company has three stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The Company recognized $205,800 and $181,500 for the years ended February 29, 2004 and February 28, 2003, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended
	February 29, 2004	February 28, 2003
Net loss, as reported	$(1,644,144)	$(347,910)

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(150,668)	(195,482)

Pro forma net loss	$(1,794,812)	$(543,392)

Net loss per share:
As reported	$(.02)	$(.02)
Pro forma	$(.02)	$(.02)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions:

	2004	2003

Dividend rate of	0%	0%
Risk-free interest rate	1.04%	1.75%
Expected lives	.08 years	.08 years
Expected price volatility	168%	124%

Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year.  Common stock equivalents are not considered in loss years because they are anti-dilutive.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management.  The respective carrying value of certain on-balance-sheet financialinstruments approximated their fair values.  These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.  The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred.  The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.  Advertising expense for the years ended February 29, 2004 and February 28, 2003 were $7,241 and $640, respectively.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates isrecognized as income in the period that included the enactment date.

The Company records stock as issued at the time consideration is received or the obligation is incurred.

On April 1, 2002, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinded the following pronouncements: SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”; SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”; and SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” In addition, SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” and makes technical corrections and amendments to various existing pronouncements.  The adoption of SFAS No. 145 resulted in the Company classifying the gain on forgiveness of debt as part of income from operations on the Company’s consolidated statements of operations.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise.  The Company does not have any variable interest entities whose financial results are not included in the consolidated financial statement.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments.  Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004.  We have not entered into or modified any financial instruments subsequent to May 31, 2003 effected by this statement.  We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

4.                                       ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 29, 2004, the Company factored receivables of approximately $1,726,100.  In connection with the factoring agreement, the Company incurred fees of approximately $49,800 during the year ended February 29, 2004.  As of February 29, 2004, certain vendors had remitted $35,931 to the Company on factored receivables, the Company has recorded this amount as due to the factor and is included in accrued expenses on the accompanying consolidated balance sheet.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5.                                       INVENTORIES

Inventories consist of the following at February 29, 2004:

Work-in-process	$30,632
Finished goods	79,763

Total inventory	$110,395

During the year ended February 28, 2003, management evaluated its estimate of the net realizable value of inventories based on actual sales.  As a result, a provision for loss on inventories of $102,823 was charged to cost of sales during the fourth quarter of the year ended February 28, 2003.

During the year ended February 29, 2004, management determined that $16,794 should be reclassified to property and equipment as the Company could better use these items within operations.

6.                                       PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2004 consist of:

Land	$186,045
Building and improvements	2,852,915
Machinery and equipment	2,728,185
Office furniture and equipment	47,260
Trucks and automobiles	321,018
Equipment held for lease	172,794
6,308,217
Less accumulated depreciation	1,149,180
$5,159,037

Depreciation expense for the years ended February 29, 2004 and February 28, 2003 was $325,181 and $312,494, respectively.  Depreciation expense includes amortization of equipment held under a capital lease in the amount of $8,954 for the year ended February 29, 2003.

7.                                       INTANGIBLE ASSETS

The following is a summary of intangible assets at February 29, 2004:

	Gross Amount	Accumulated Amortization
Web Site	$86,125	$6,699
Brand Recognition	59,455	4,624
Customer List	44,420	3,455
	$190,000	$14,778

Amortization expense for the year ended February 29, 2004 was $14,778; estimated amortization expense for each of the ensuing years through February 28, 2009 is $38,000, $38,000, $38,000, $38,000 and $23,222, respectively.

8.                                       NOTES RECEIVABLE

Notes receivable, included in other receivables, at February 29, 2004 consist of the following:

Note receivable; 10% interest; due on demand; unsecured	$35,473

Notes receivable; 10% interest; due on demand; unsecured	43,651
$79,124

9.                                       NOTES PAYABLE

Notes payable at February 29, 2004 consist of:

Notes payable to the parents of the former president of the Company; stockholders; 10.0% interest; past maturity; unsecured	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10.0% interest; past maturity; unsecured	31,697
Note payable; 7% interest; past maturity; unsecured	25,000
Note payable; 10% interest; past maturity; unsecured	80,000
Note payable; related party; 8% interest; due on demand; unsecured	25,500
Note payable, acquisition; related party; no interest; due on demand; unsecured	60,500
Note payable; related party; 18% interest; due on demand; unsecured	1,554
Note payable; 10% interest; due on demand; past maturity; unsecured	40,000
Note payable; related party; 18% interest; due on demand; unsecured	4,200
Notes payable; related party; 10 - 15% interest; due on demand; unsecured	39,506
Notes payable, individual; matured May 2001; interest payable in the amount of $10,000, in addition to principal; unsecured	10,000
Note payable; 9.0% interest; monthly principal and interest payment of $670; matures April 1, 2006; collateralized by a vehicle	15,993
Convertible subordinated notes due to investors; 11.0% interest; the notes are subordinate in rights of payment to all indebtedness of the Company outstanding as of August 15, 1995 or to be incurred in the future; matured September 30, 1998; unsecured	37,500
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8.0% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; matures on May 25, 2006	361,669
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $8,166; collateralized by fixed assets, key man life insurance policy, and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due December 29, 2005 with a three-year balloon	833,980
1,752,390
Less current portion	557,438
$1,194,952

As of February 29, 2004, the notes payable listed above include $409,488 which are currently in default.

The aggregate principal maturing in subsequent years are:

Year Ending February 28,
2005	$557,438
2006	831,747
2007	363,205
$1,752,390

The above notes payable to related parties are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

10.                                 COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with a key employee, the terms of which expired in fiscal year 2004.  Such agreement, which has been revised from time to time, provides for a minimum salary level, adjusted annually for cost of living increases, normal employment benefits, automobile allowances, stock options, as well as bonuses, which may contain minimum and incentive components.  The Company is currently renegotiating this employment agreement, and the employee is continuing to work under the original agreement on a month to month basis.

The Company has a consulting agreement with an individual which continues indefinitely.  Such agreement, which may be revised from time to time, provides for a monthly compensation of $9,000, $108,000 annually, and reimbursement of approved expenses.  Compensation may include stock options, which are exercisable at 85% of the fair market value at a frequency and quantity that will provide the agreed upon compensation.

The Company has a consulting agreement with an individual which continues indefinitely.  Such agreement, which may be revised from time to time, provides for a monthly compensation of $6,000, $72,000 annually, and reimbursement of approved expenses.  Compensation may include stock options, which are exercisable at 85% of the fair market value at a frequency and quantity that will provide the agreed upon compensation.

The Company has a consulting agreement with an individual which continues indefinitely.  Such agreement, which may be revised from time to time, provides for a monthly compensation of $1,500, $18,000 annually.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party.

11.                                 CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders.  Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock.  Dividends are payable in kind at the Company’s option at a rate of ten percent annually.  Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company.  As of February 29, 2004, preferred dividends in arrears amounted to $118,377, or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company.  No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid.  Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock.  Cumulative dividends amounted to $226,437 and $193,635 at February 29, 2004 and February 28, 2003, respectively.  Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share.  For the years ended February 29, 2004 and February 28, 2003, 226 and 247 shares of preferred stock were paid in additional shares, respectively.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders.  The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.  If certain events occur or do not occur, such as the failure to pay dividends to the Series B preferred stockholders, the holders of the Series B preferred stock are entitled to elect the smallest number of directors that will constitute a majority of the authorized number of directors, immediately upon giving written notice.

12.                                 CAPITALIZATION

During the year ended February 29, 2004, the Company amended its articles of incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 350,000,000.

The Company’s 1995 Stock Option Plan authorizes up to 3,500,000 shares of common stock for grants of both incentive stock options and non-qualified stock optionsto key employees, officers, directors, and consultants.  Options granted under the Plan must be exercised within ten years of the date of grant.  The exercise price of options granted may not be less than 85 percent of the fair market value of the stock.  Additionally, the Company issues stock options to executives under their employment agreements.  As of February 29, 2004, the Company has 1,500,000 options available for future issuance under this plan.

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants.  Options granted under the plan must be exercised within ten years of the date of grant.  The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors.  As of February 29, 2004, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees.  Effective July 2003 and October 2003, the Company amended this plan to include an additional 20,000,000 and 25,000,000 shares of common stock, respectively.  Options granted under the Plan must be exercised within 10 years of the date of grant.  The exercise price of options granted may not be less than 85 percent of the fair market value of the stock.  As of February 29, 2004, the Company has 5,300,000 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan.  This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock.

Effective July 2003 and October 2003, the Company amended this plan to include an additional 1,000,000 and 15,000,000 shares of common stock, respectively.  As of February 29, 2004, the Company has issued all of the authorized options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding, February 28, 2002	112,500	0.57
Granted	900,000	0.23
Exercised	(750,000)	0.24
Expired, forfeited	0	0.00

Options outstanding, February 28, 2003	262,500	0.36

Granted	88,550,000	0.02
Exercised	(88,450,000)	0.02
Expired, forfeited	0	0.00

Options outstanding, February 29, 2004	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 29, 2004:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	8.29 years	$0.27	8.29 years	362,500	$0.27

The weighted average estimated fair value of stock options granted during 2004 and 2003 was $0.02 and $0.23 per share, respectively.

13.                                 INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented.  The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $15,708,000.  The loss carry forwards expire beginning in 2007.  Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$5,528,900
Excess depreciation for tax purposes over the amount for financial reporting purposes	(607,200)
Other	8,800
4,930,500
Valuation allowance	(4,930,500)
$0

Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows:

Statutory benefit	$(619,000)
State tax benefit, net of federal effect	(60,000)
Non-deductible expenses	9,200
Increase in deferred income tax valuation allowance	669,800
$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes inownership interest of the Company occur.

14.                                 FORGIVENESS OF DEBT

During the year ended February 28, 2003, management of the Company negotiated new debt financing, of which the proceeds of $875,000 were used to settle outstanding debts and finance operations.  The Company settled debt in the amounts of $1,374,775 for $562,761, which resulted in a gain of $812,014.  Thisgain has been reflected as forgiveness of debt income in the accompanying consolidated financial statements.

15.                                 RELATED PARTY TRANSACTIONS

During the year ended February 29, 2004, two executives who are stockholders of the Company deferred approximately $112,000 of compensation earned during the year.  The balance due to stockholders at February 29, 2004 totaled $258,724.  The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 29, 2004, the Company issued 15,139,285 shares of common stock to a related company valued at $105,975 in settlement of a payable to an unrelated party.  Also, the Company issued 3,299,986 shares of common stock to the related company valued at $84,150 for a pledge of assets and guarantee of a loan.  This related company is 100 percent owned by the president and chief executive officer of the Company.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000.  As part of this transaction, the Company issued the related company 2,197,802 shares of common stock valued at $30,000.  This related company is 100 percent owned by the president and chief executive officer of the Company.

The Company also issued 1,649,993 shares of common stock to a related party, who is an executive of the Company and a stockholder, valued at $42,075 for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

16.                                 ACQUISITION

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000.  The acquisition was financed through the assignment of a note receivable valued at $150,000, the issuance of $30,000 worth of common stock and a note payable for $180,000.  As Chariot Manufacturing Company, Inc. manufactures motorcycle trailers with fiberglass bodies, it provides a vehicle for the Company to enter the fiberglass manufacturing market.  The operations of the Company from October 11, 2003 through February 29, 2004 are included in the consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, there were no outstanding liabilities.

At February 29, 2004

Equipment	$170,000
Intangible assets	190,000
Total assets acquired	$360,000

Of the $190,000 of acquired intangible assets, $59,455 was assigned to brand recognition, $44,420 was assigned to customer list and $86,125 was assigned to the web site development.  These intangible assets are being amortized over an average useful life of 5 years.

The following are pro forma amounts assuming the acquisition was made on March 1, 2002:

	Year Ended February 29, 2004	Year Ended February 28, 2003
	(unaudited)	(unaudited)

Net sales	$2,256,573	$2,665,249
Net loss	$(1,289,219)	$(482,868)
Net loss per common share	$(.02)	$(.03)

The year ended February 29, 2004, includes a nonrecurring gain on the disposal of assets of $380,444.

17.                                 SEGMENT INFORMATION

The Company has two reportable segments during 2004; manufacturing and fiberglass.  During 2003, the Company only had one reportable segment.  Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies.  Therefore, for the year ended February 29, 2004 the Company has included segment reporting.

For the year ended February 29, 2004, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$2,067,455	$16,750		$2,084,205

Interest expense	$133,485	$0	$55,430	$188,915

Depreciation	$318,282	$6,611	$288	$325,181

Net (loss)	$(201,316)	$(35,402)	$(1,407,426)	$(1,644,144)

Property and equipment, net of accumulated depreciation	$4,992,486	$163,389	$3,162	$5,159,037

Segment assets	$5,647,695	$353,779	$386,003	$6,387,477

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.  Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers.  The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment.  However, this segment does generate a significant amount of revenues from sales and services provided to three different industries.  The construction industry accounted for approximately 34% of the segment’s revenues, while the industrial and mining industries accounted for approximately 43.5% and 26.6%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 45.4% of total revenues.  These customers were Vehicare 21.8%, IMC Phospate Company 16.3% and Kovacs 7.3%.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

a                                     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 29, 2004.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

b                                    Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter ended February 29, 2004.  We have not identified any significant deficiency or materials weaknesses in our internal controls, and therefore there were no corrective actions taken.

Certification by each Director and executive officer has been executed.

PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company

Robert E. Maxwell	68	Chairman of the Board and Director

Frank D. Puissegur	44	Chief Financial Officer and Director

Daniel L. Hefner	53	Chief Executive Officer, President and Director

Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal.  Two board members were elected to two-year terms at the annual stockholders meeting held January 21, 2003.  Robert Maxwell and Daniel Hefner were elected to a two-year term.  On March 5, 2002 in consent action by shareholders, Norman Birmingham was elected to a two-year term, but subsequently resigned the position.  Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified.  There are no family relationships between any of our officers and directors.  Set forth below is a description of the business experience during the past five years ormore and other biographical information for directors and executive officers identified above:

Mr. Maxwell has been a director and the Chairman of the Board of Directors of the Company since June 2000.  Mr. Maxwell serves as a consultant toInternational Machine and Welding, Inc., a subsidiary of the Company.  He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for the past 24 years until the sale of its assets in June 2000.  Mr. Maxwell has served on various bank and charitable boards of directors.

Mr. Puissegur joined the Company in June 2001 as Chief Financial Officer and Director.  He became a Certified public Accountant with his certificate from the State of Florida and the creation of a sole practitioner office in 1982.  The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm.  He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils.  The AmericanInstitute of Tax Studies has awarded Mr. Puissegur the designation of “Certified Tax Professional.” He also holds the designation from the State of Florida as aCertified Family Mediator.

Mr. Hefner has been President of the Company since September, 2002 and Chief Executive Officer since March 2002.  He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002.  Mr. Hefner has been a director of the Company since June 2000.  Mr. Hefner formerly served as President of International Machine andWelding, Inc. He also serves as President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999.  Mr. Hefner has been active for the past twelve years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business.  During the same period, Mr. Hefner also operated his own independentreal estate brokerage operation where he served as President and Chief ExecutiveOfficer.  From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.  CRNC filed bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code two months after Mr. Hefner’s departure.

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur, Andrew Mueller and Robert Maxwell.  The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions.  The board of directors has determined that Mr. Mueller is the audit committee “financial expert”, as such term is defined under federal securities law, and is independent.  Mr. Mueller is an expert by virtue of : (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company’s Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the fiscal year ended February 29, 2004 (collectively, the “ Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Compensation Awards
Name and Principal Position	Fiscal Year	Annual Compensation		Securities Underlying Options	All Other Compensation
		Salary	Bonus

Daniel L. Hefner, CEO and President	2004	$64,896	$15,000	100,000	$10,800

Daniel L. Hefner, CEO and President	2003	$62,400	$15,000	100,000	$10,800

No Executive or employee was compensated over $100,000 for fiscal year 2004 or 2003.

The Company does not have any annuity, retirement, pension, deferred or incentive compensation plan or arrangement under which any executive officers are entitled to benefits, nor does the Company have any long-term incentive plan pursuant to which performance units or other forms of compensation are paid.  Executive officers who qualify will be permitted to participate in the Company’s 1995 Stock Option Plan, which was adopted in February 1995.  See “Stock Option Plan.” Executive officers may participate in group life, health and hospitalization plans if and when such plans are available generally to all employees.  All other compensation consisted solely of health care premiums.

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

COMPENSATION COMMITTEE

Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company’s 1995 Stock Option Plan, the NonQualifying Stock Option Plan approved effective July 10,2002 and the Employee Stock Incentive Plan approved effective May 27,2003.

EMPLOYEE STOCK OPTION PLAN

The 1995 Stock Option Plan.  The Company’s 1995 Stock Option Plan (the “Plan”) adopted by the Company’s Board of Directors in February 1995 and by the stockholders in July 1995 provides for the issuance of options to employees, officers and, under certain circumstances, directors of and consultants to the Company (“Eligible Participants”).  Options granted under the plan may be either “incentive stock options” (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or “nonqualified stock options” (“NQSOs”).  The Plan does not provide for the issuance of stock appreciationrights but does permit the granting of restricted and non-restricted stock and deferred stock awards.  A total of 250,000 shares of Common Stock were originally reserved for issuance under the Plan; however, in January 1998, the Board of Directors voted to amend the Plan and reserve for issuance under the Plan an additional 500,000 shares, which amendment was ratified by the stockholders of the Company at the Annual Meeting of Stockholders held April 15, 1998.  The plan was further amended at an Annual Shareholders meeting December 15, 2000 at whichtime an increase of 1,250,000 shares were ratified.  The Plan was also amended on January 21, 2003 by the stockholders at which time an increase of 1,500,000 shares were ratified for a total of 3,500,000 shares.  The Compensation Committee of the Board of Directors administers the Plan.  The Committee has sole discretion and authority, consistent with the provisions of the Plan, to select the Eligible Participants to whom Options will be granted under the Plan, thenumber of shares which will be covered by each Option and the form and terms ofthe agreement to be used.

All employees and officers of the Company (including members of the Committee) are eligible to participate in the Plan.  Directors are eligible to participate only if they have been declared to be “eligible directors” by resolution of the Board of Directors.

Options.  The Committee is empowered to determine the exercise price of Options granted under the Plan, but the exercise price of ISOs must be equal to or greater than the fair market value of a share of Common Stock on the date the Option is granted (110% with respect to option holders who own at least 10% of the outstanding Common Stock).  The exercise price of NQSOs granted under the Plan must not be less than 85% of the fair market value of the Common Stock onthe date the Option is granted.  The Committee has the authority to determine the time or times at which Options granted under the Plan become exercisable, but the Options expire no later than ten years from the date of grant (five years with respect to Option holders who own at least 10% of the outstanding Common Stock of the Company).  The Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).  The compensation committee has the authority to waive payment of the exercise price of stock options issued under the plan.

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees officers and consultants.  These options are granted by the Board at their discretion.  50,000 options were granted during fiscal 2003.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 15,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees.  Effective July 2003 and October 2003, the Company amended this plan to include an additional 20,000,000 and 25,000,000 shares of common stock, respectively.  Options granted under the Plan must be exercised within 10 years of the date of grant.  The exercise price of options granted may not be less than 85 percent of the fair market value of the stock.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003.  This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of $.04 per share.  Effective July 2003 and October 2003, the Company amended this plan to include an additional 1,000,000 and 15,000,000 shares of common stock, respectively and to change the exercise price to not less than 85 percent of the fair market value of the stock.

At February 29, 2004, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer.  The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2004 and 2003 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(individual grants)

Name	Number of Securities underlying Options/SAR’s Granted	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($ /Sh)	Expiration Date
Daniel L. Hefner	100,000.11		$0.04	June 1, 2008*
Daniel L. Hefner	100,000	11.76	$0.286	June 1, 2007*
Daniel L. Hefner	200,000	23.53	$0.242	Exercised
Barbara Maxwell	200,000	23.53	$0.242	Exercised
R. Beimel	200,000	23.53	$0.242	Exercised
N. Birmingham	150,000	17.65	$0.242	Exercised

*these options are exerciseable immediately.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options, the number of shares acquired pursuant to the exercise of stock options during fiscal 2004, the number of stock options held on February 29, 2004 and the realizable gain of stock options that are “in-the-money.”

Name	Shares Acquired or Exercised (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
			Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $

Daniel L. Hefner	100,000	0	100,000	0	0	(1)	0

Daniel L. Hefner	100,000	0	100,000	0	0	(2)	0

(1)                                  Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 29, 2004 of $0.03 per share.

(2)                                  Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2003 of $0.06 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 29, 2004, by: (i)each director and nominee for director of the Company, (ii) each Named ExecutiveOfficer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock.  Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

15

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3)	723,360		**

Frank D. Puissegur	0		**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	42,821,674		30.35%

All Directors and Executive Officers as a Group (3 persons)	43,545,034	(5)	30.86%

International Commerce and Finance, Inc. Tampa, FL	39,462,721		27.97%

**                                  less than 1%

(1)                                  In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days.  As used herein, “voting power” is the power to vote or to direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

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

(3)                                  Includes 723,360 shares of Common Stock held by his spouse Barbara Maxwell.

(4)                                  Includes (a) 300,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 3,058,953 shares of Common Stock held personally and, (c) 39,462,721 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.

(5)                                  Includes 300,000 shares of Common Stock subject to options.

The Company has two classes of preferred stock outstanding comprised of 102 shares of Series A Preferred Stock and 3,944 shares of Series B Preferred Stock.  Each outstanding class of preferred stock has voting rights and is convertible into Common Stock.  Each share of Series A Preferred Stock converts to 1,289 shares of Common Stock and votes on an as converted basis.  3,207 shares of Series B Preferred Stock is convertible into 641,400 shares of Common Stock and 737 Series B Preferred Shares convert into 737,000 shares of Common Stock and votes on an as converted basis.

Gerald Hoak, owner of 20 shares or 19.61% of Series A Preferred Stock, and Merit Capital Associates, owner of 40 shares or 39.22% of Series A Preferred Stock are the only owners of more than 5% of the class.  No director or officer is the beneficial owner of any of the Series A or Series B Preferred Stock.

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 29, 2004 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company.  The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held(1)

Directors and Executive Officers

Robert E. Maxwell	*
Frank Puissegur	*
Daniel L. Hefner (2)	30.35%
All directors and executive officers as a group (3 persons)	30.86%

International Commerce and Finance (3)	27.28%

*                                         Less than 1%

(1)                                  Based upon 140,573,824 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock.  Each share of Common Stock is entitled to one vote per share.  Each outstanding share of Series A Preferred Stock is entitled to1,289 votes.  3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each.  Accordingly, as of Feb 28, 2004, the Series A Preferred Stockand Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively.  Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”).  Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)                                  Consisting of 300,000 votes upon exercise of currently exercisable options to purchase Common Stock, 3,058,953 shares of Common Stock held and 39,462,721 shares of Common Stock beneficially owned as President of International Commerce and Finance, Inc.

(3)                                  Consisting of 39,462,721 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

A Stockholders Agreement dated April 9, 1998 was entered into among ULLICO, the Company, David N. DeBaene, Annette DeBaene, Norman DeBaene, Thomas Lisi, and Steve Panneton (each, a “Holder”).  The Stockholders Agreement provides that the Company shall have a right of first refusal before any Holder may transfer any shares of Common Stock.  ULLICO has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered.  If ULLICO enters into an agreement to transfer, sell or otherwise dispose of all ofits Preferred Stock, Warrants and any Common Stock issued upon conversion orexercise of the former (such agreement referred to as a “Tag-Along Sale”), each Holder has the right to participate in the Tag-Along Sale.  If ULLICO, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any of ULLICO’s shares which results in such party having the ability to elect a majority of the Company’s Board of Directors, then, at the request of ULLICO, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a “Drag-Along Sale”).

During the year ended February 29, 2004, two executives who are stockholders of the Company deferred approximately $112,000 of compensation earned during the year.  The balance due to stockholders at February 29, 2004 totaled $258,723.  The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 29, 2004, the Company issued 15,139,285 shares of common stock to a related company valued at $105,975 in settlement of a payable to an unrelated party.  Also, the Company issued 3,299,986 shares of common stock to the related company valued at $84,150 for a pledge of assets and guarantee of a loan.  This related company is 100 percent owned by the president and chief executive officer of the Company.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000.  As part of this transaction, the Company issued the related company 2,197,802 shares of common stock valued at $30,000.  This related company is 100 percent owned by the president and chief executive officer of the Company.

The Company also issued 1,649,993 shares of common stock to a related party, who is an executive of the Company and a stockholder, valued at $42,075 for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX

Sequentially Incorporated Documents		SEC Exhibit Reference	Numbered

3.1	Certificate of Incorporation of the Registrant, as amended	As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement	As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the Registrant’s January 1995 Private Placement	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital Associates, Inc.	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the Registrant issued in the Registrant’s August, 1995 Private Placement	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.5	Form of Warrant of the Registrant issued in the Registrant’s August, 1995 Private Placement	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.6	Securities Purchase Agreement dated April 9, 1998	As filed with the Registrant’s Form 10KSB on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred Stock.	As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.8	Stockholders’ Agreement dated April 9, 1998.	As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998	As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO	As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement	As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred Stock	As filed with the Registrant’s Form 10-KSB on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock	As filed with the Registrant’s Form 10-KSB on June 12, 2000	N/A

4.14	Amendment to the Articles of Incorporation of JD American Workwear, Inc. for name change to American Commerce Solutions, Inc. and the increase in authorized shares	As filed with the Registrant’s Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith	As filed with Registrant’s Form 10-KSB on July 19, 2001	N/A

10.3	Registrant’s 1995 Stock Option Plan	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s 1995 Stock Option Plan	As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham	As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.6	Consulting Agreement with Richard Sullivan	As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc.	As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and Patina Corporation	As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene January 1, 2001	As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement Between Registrant and David N. DeBaene June 1, 2001	As filed with Registrant’s Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant and Rhode Island truck and Equipment, Corp. October 31, 2001	As filed with Registrant’s Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner dated June 1, 2000

14	Code of Ethics

31.1	Certification of the Chief Financial Officer Dated May 26, 2004

31.2	Certification of the Chief Executive Officer dated May 26, 2004

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

The Company filed Form 8-K on October 24, 2003 to disclose the acquisition of Chariot Manufacturing Company, Inc. from `International Commerce and Finance, Inc., Robert D. Hott, Jr. and Gerald F. Schiedel for total the sum of $360,000 in cash, assignment of note receivable and Stock.

S-8 Filings included by reference

Employee Stock Incentive Plan and Non Employee Directors and Consultants Retainer Plan for 2003 included by reference

ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

During 2004 and 2003, we were billed by our accountants, Pender Newkirk & Company, approximately $55,500 and $37,600 for audit and review fees associated with our 10-KSB and 10-QSB filings.  Also during 2003, we were billed by our accountants, Bella, Hermida, Gillman, Hancock & Mueller Certified Public Accountants approximately $17,500 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Audit related fees

None

Tax Fees

During 2004 and 2003 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $3,500 and $0 to prepare our federal and state tax returns.

All Other Fees

None

Audit Committee Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 26, 2004	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: May 26, 2004	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and
Principal Accounting Officer