Form 10QSB
period 2004-05-31
AMERICAN COMMERCE SOLUTIONS
filed 2004-07-15
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549

FORM 10-QSB

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

{ }TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
{X} YES { } NO

There were 147,373,824 shares of the Registrant's $.002 par value common stock outstanding as of May 31, 2004.

Transitional Small Business Disclosure Format (Check one): Yes { } No {X}

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

2

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES

AS OF MAY 31, 2004 AND FOR THE
THREE MONTHS ENDED MAY 31, 2004 AND 2003
(UNAUDITED)

CONTENTS

Consolidated Financial Statements:
Consolidated Balance Sheet	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4-7

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

May 31, 2004
(UNAUDITED)

Assets

Current assets:
Cash	$ 46,293
Accounts receivable, net of allowance of $4,977	83,468
Accounts receivable, factored	46,683
Inventories	122,511
Other receivables	123,494
Other current assets	54,751

Total Current Assets	477,200

Property and equipment, net accumulated depreciation	5,127,075

Other assets:
Prepaid loan costs	17,671
Other receivables	264,376
Intangible assets, net of accumulated amortization	165,722
Real property held for resale	243,150
Total other assets	690,919

$ 6,295,194

Liabilities and Stockholders' Equity
Current liabilities:
Bank overdraft:	$ 15,918
Current portion of notes payable	565,219
Accounts payable	490,471
Accrued expenses	62,833
Accrued interest	194,239
Due to stockholders	286,674
Deferred revenue	32,101
Total current liabilities	1,647,455

Notes payable, net of current portion	1,129,129

Stockholders' equity:

Preferred stock, total authorized 5,000,000 shares:
Series A, cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference of $376,125 Series B, cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference of$3,944,617	3

Common stock; $.002 par value;350,000,000 shares authorized; 147,895,824 shares issued;147,373,824 shares outstanding	295,792

Common stock payable	120,809

Additional paid-in capital	17,444,996

Stock subscription receivable	(10,000)

Treasury stock, at cost	(265,526)

Accumulated deficit	(13,904,572)

Loan costs from issuance of common stock	(162,892)

Total stockholders' equity	3,518,610

$ 6,295,194

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATEDFINANCIAL STATEMENTS

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended May 31,
	2004	2003

Net Sales	$ 652,346	$ 468,650

Cost of Goods Sold	422,452	291,409

Gross Profit	229,894	177,241

Selling, General and administrative expenses	554,832	388,166

Loss from Operations	(324,938)	(210,925)

Other Income (expense)
Other income	18,982	7,045
Interest expense	(35,554)	(47,380)
Net Loss	$ (341,510)	$ (251,260)

Net Loss per common Share	$ (.002)	$ (.01)

Weighted average number of common shares outstanding	146,411,041	29,679,879

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended May 31,
	2004	2003
OPERATING ACTIVITIES
Net Loss	$ (341,510)	$ (251,260)
Adjustments to reconcile net loss to net cash (used)
provided by operating activities:
Depreciation and amortization	95,793	115,422
Stock issued for services		3,400
Options issued to consultants and employees	30,600	40,900
Decrease (increase) in:
Accounts receivables	36,925	63,002
Inventory	(12,116)	(4,511)
Other assets	36,066	(1,912)
Increase (decrease) in:
Accounts payable and accrued expenses	61,353	138,089
Deferred income	14,435	(25,662)

Total adjustments	263,056	328,728

Net cash (used) provided by operating activities	(78,454)	77,468

INVESTING ACTIVITIES:
Decrease in other receivables	(24,949)	(2,163)
Acquisition of property and equipment	(54,331)	(6,149)
Net cash used by investing activities	(79,280)	(8,312)

FINANCING ACTIVITIES:
Increase (decrease) in bank overdraft	15,918	(8,172)
Increase in due to stockholders	27,950
Decrease in due from factor	8,974
Proceeds from notes payable and long-term debt	20,500	36,092
Principal payments on notes payable and capital leases	(85,647)	(95,138)
Proceeds from exercise of stock options and warrants	136,969	5,000

Net cash provided (used) by financing activities	124,664	(62,218)

NET (DECREASE) INCREASE IN CASH	(33,070)	6,938

CASH, BEGINNING OF PERIOD	79,363	14,483

CASH, END OF PERIOD	$ 46,293	$ 21,421

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH FINANCING ACTIVITIES:
Cash paid during the period for interest	$ 25,361	$ 46,706
During the three months ended May 31, 2004, the Company increased notes payable by $7,105 for an accrual of interest.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.
American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2004 and for the
Three Months Ended May 31, 2004 and 2003
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

2. STOCK BASED COMPENSATION

At May 31, 2004, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $30,600 and $27,000 for the three month periods ended May 31, 2004 and 2003, respectively, in stock-based employee compensation cost which is reflected in net loss. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended May 31,
	2004	2003

Net Loss as reported	$ (341,510)	$ (251,260)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(12,690)

Pro forma net loss	$ (341,510)	$ (263,950)

Net Loss per share:
As reported	$ (.002)	$ (.01)
Pro forma	$ (.002)	$ (.01)

3. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $78,500 of cash in operations for the three months ended May 31, 2004. The Company recorded losses from continuing operations of $341,510 and $251,260 for the three months ended May 31, 2004 and 2003, respectively. Current liabilities exceed current assets by $1,170,255 at May 31, 2004. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2004 and 2003, (b) the financial position at May 31, 2004, and (c) cash flows for the three month periods ended May 31, 2004 and 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2004. The results of operations for the three month period ended May 31, 2004 are not necessarily indicative of those to be expected for the entire year.

5. ACCOUNTS RECEIVABLE, FACTORED

During the three months ended May 31, 2004, the Company factored receivables of approximately $330,600. In connection with the factoring agreement, the Company incurred fees of approximately $15,400 during the three months ended May 31, 2004. As of May 31, 2004, certain vendors had remitted $14,395 to the Company on factored receivables, the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

6. COMMON STOCK AND STOCK OPTIONS

During the three month period ended May 31, 2004 the Company did not issue any shares of common stock for services, however, during the three months ended May 31, 2003, the Company issued 75,000 shares of common stock for $3,000 of services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the three month period ended May 31, 2004 there were no options issued to non-employees. During the three months ended May 31, 2003, the Company received $5,400 when 442,600 options to purchase common stock were issued to and exercised by consultants. Total compensation recognized in conjunction with the issuance was approximately $13,900 and is included in consulting expense. The Company also received $2,831 when an additional 117,600 options to purchase common stock were exercised.

During the period ended May 31, 2004 and 2003, the Company granted 6,800,000 and 6,000,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7. SEGMENT INFORMATION

The Company has two reportable segments during 2004; manufacturing and fiberglass. During 2003, the Company only had one reportable segment. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2004 the Company has included segment reporting.

For the three months ended May 31, 2004, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$ 535,564	$ 116,782		$ 632,346

Interest Expense	$ 24,994	$ 0	$ 10,560	$ 35,554

Depreciation and amortization	$ 81,629	$ 13,991	$ 173	$ 95,793

Net (loss)	$ (63,959)	$ (41,411)	$ (236,140)	$ (341,510)

Property and equipment, net of accumulated depreciation	$ 4,950,074	$ 174,011	$ 2,990	$ 5,127,075

Segment assets	$ 5,542,456	$ 388,106	$ 364,632	$ 6,295,194

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

8. SUBSEQUENT EVENTS

On June 7, 2004, American Commerce Solutions, Inc. entered into an agreement to acquire 100% of the capital stock of Crystal Clear Entertainment, Inc. (“CCE”) and its subsidiaries for a combination of common and preferred stock to be valued at the total of the book value of Crystal Clear Entertainment, Inc. plus the value of the assets of CCE’s subsidiaries and 60% of the net profit projected for all CCE contracts. The final purchase price has not yet been determined. Based upon information currently available to management, we believe that this transaction will not be considered the purchase of a "significant subsidiary" as defined in Regulation S-B Rule 210.01.

Effective July 1, 2004, American Commerce Solutions, Inc. entered into negotiations to acquire 100% of the assets of Affordable Fiberglass Group (AFG) for a combination of debt forgiveness, common and preferred stock equivalent to the total appraised value of the assets. The appraised value of the assets is in the process of being determined and based upon information currently available to management, we believe that this will not be a "significant subsidiary" as defined in Regulation S-B Rule 210.01.

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

Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this FILING are qualified by these cautionarystatements and there can be no assurance of the actual results or developments.
The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2004 and one subsidiary that operated in the manufacturing segment during three months ended May 31, 2003. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2004 AND 2003

General

The Company's consolidated net sales increased to $652,346 for the three months ended May 31, 2004, an increase of $183,696 or 39%, from $468,650 for the three months ended May 31, 2003. This increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. which contributed $116,782 to net sales.

Gross profit for the consolidated operations increased to $229,894 for the three months ended May 31, 2004 from $177,241 for the three months ended May 31, 2003. Gross profit as a percentage of sales was 35% and 38% for the three month periods ended May 31, 2004 and 2003, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense for the three months ended May 31, 2004 was $35,554 as compared to $47,380 for same period in 2003. The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt by approximately 17% and to the more favorable terms of the debt that was renegotiated in the prior year.

Selling, general and administrative expenses increased to $554,832 for the three months ended May 31, 2004 as compared to $388,166 for the three months ended May 31, 2003, an increase of $166,666 or 43%. The increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. in October 2003 which increased selling, general and administrative expenses by approximately $69,000, signing an employee leasing agreement in August 2003 and incurring fees of approximately $21,000 for the three months ended May 31, 2004, use of a factoring service beginning in April 2003 which led to a full quarter’s fees in 2004, or approximately $7,000 increase in fees, an increase in salaries of approximately $11,600 for the three months ended May 2004 and a new consulting agreement signed in 2004 which accounted for approximately $30,000 of expense.

The Company incurred a net consolidated loss of $341,510 for the three months ended May 31, 2004 compared to a loss of $251,260 for the three months ended May 31, 2003. The increase in the consolidated net loss is primarily due to the acquisition of Chariot Manufacturing Company, Inc. and the overall increase in selling, general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.
Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $535,564 for the three months ended May 31, 2004 compared to $468,650 for the three months ended May 31, 2003. The machining operations provided $171,167 or 32% of net sales with parts and service providing $364,396 or 68% of net sales for the three months ended May 31, 2004 as compared to machining operations contributing $156,696 or 33% of net sales with parts and service providing $311,954 or 67% of net sales for the three months ended May 31, 2003. The overall increase in net sales is due to slower sales for the three months ended May 31, 2003 as compared to the three months ended May 31, 2004.

Gross profit from the International Machine and Welding, Inc. was $203,125 for the three months ended May 31, 2004 compared to $177,241 for the same period in 2003 providing gross profit margins of 38% for both periods.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $242,781 for the three months ended May 31, 2004 compared to $194,237 for the three months ended May 31, 2003. The increase in expenses is due to the Company leasing employees and incurring fees of approximately $21,000 in 2004, using a factoring company for accounts receivable for the entire quarter in 2004 and incurring additional fees of approximately $7,000 over the same period in 2003 and an overall increase in salaries of approximately $11,600 in 2004.

Interest expense was $24,994 for the three months ended May 31, 2004 compared to $32,929 for the same period ended 2003. The decrease in interest expense is due to the Company continuing to pay off its notes payable obligations and to the decrease in debt due to the renegotiation in the prior year, and thereby incurring less interest each year.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004 and provided net sales of $116,782 for the three months ended May 31, 2004.

Gross profit from Chariot was $26,769 for the fiscal year ended February 29, 2004 providing a gross profit margin of 23%.

Selling, general and administrative expenses were $68,416 for the three months ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2004 and 2003, the Company (used) provided net cash from operating activities of ($78,454) and $77,468, respectively. This increase in cash used by operating activities is primarily due to a higher net loss in 2004 and an smaller increase in the balance of accounts payable for the three months ended May 31, 2004 as compared to the same period in 2003.

During the three months ended May 31, 2004 and 2003, the Company (used) cash for investing activities of ($79,280) and ($8,312), respectively. The increase in net cash used for investing activities is primarily due to the acquisition of property and equipment and the decrease in other receivables during 2004.

During the three months ended May 31, 2004 and 2003, the Company provided (used) cash from financing activities of $124,664 and ($62,218), respectively. The increase in net cash provided from financing activities is due to the proceeds from the exercise of options, the increase in due from stockholders and the decrease in the amount due from the factoring company during 2004.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through May 31, 2004. As of May 31, 2004, working capital was ($1,170,255). To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

On June 7, 2004, American Commerce Solutions, Inc. entered into an agreement to acquire 100% of the capital stock of Crystal Clear Entertainment, Inc. (“CCE”) and its subsidiaries for a combination of common and preferred stock to be valued at the total of the book value of Crystal Clear Entertainment, Inc. plus the value of the assets of CCE’s subsidiaries and 60% of the net profit projected for all CCE contracts. The final purchase price has not yet been determined. Based upon information currently available to management, we believe that this transaction will not be considered the purchase of a "significant subsidiary" as defined in Regulation S-B Rule 210.01.

Effective July 1, 2004, American Commerce Solutions, Inc. entered into negotiations to acquire 100% of the assets of Affordable Fiberglass Group (AFG) for a combination of debt forgiveness, common and preferred stock equivalent to the total appraised value of the assets. The appraised value of the assets is in the process of being determined and based upon information currently available to management, we believe that this will not be a "significant subsidiary" as defined in Regulation S-B Rule 210.01.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has prepared the accompanying unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States for interim financial information. All intercompany transactions have been eliminated in consolidation. The preparation of consolidated unaudited financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated unaudited financial statements.

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

Fair value estimates used in preparation of the consolidated unaudited financial statements are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated unaudited financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

ITEM 3. CONTROLS AND PROCEDURES

a Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

b Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the three months ended May 31, 2004. We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

Certification by each Director and executive officer has been executed.

EXHIBITS

Exhibits included herewith are:

31.1 Certification of the Chief Financial Officer dated July 15, 2004

31.2 Certification of the Chief Executive Officer dated July 15, 2004

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbaenes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended May 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 3, 2004, 5,300,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.03).

On May 24, 2004, 1,500,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.03).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $629,623 of notes payable. The amount of principal payments in arrears was $436,542, with an additional amount of $193,081 of interest due at May 31, 2004. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2004, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – None

(b) Reports on Form 8-K:

The Company filed Form 8-K on June 7, 2004 to disclose the acquisition of Crystal Clear Entertainment, Inc. and its subsidiary Elite Distribution, Inc. for a combination of common and preferred stock for a total of the aggregate appraised value of Crystal Clear Entertainment, Inc. and its subsidiaries. Approximately 20% of the aggregate value is to be issued in common shares which will also include a 5% brokerage commission owed by American Commerce Solutions, Inc., and the remaining value will be issued in shares of Series D Preferred Stock.

The assets consist of various artist contracts for recording, promotion and distribution, live music venue rental contracts, music and video rental distribution agreements and inventory of pre-recorded music and movie videos.

The value of the assets of Crystal Clear Entertainment, Inc. and its subsidiaries is being determined by the valuation of qualified appraisers, using historic sales data and industry standards to determine if any impairment to the cost of the inventory will be required. The values of the additional assets are at book cost due to current nature of the assets and their recent purchase. The valuation of these assets is expected to be non-material. The final valuation is expected to be assigned during June 2004 simultaneously with the completion of the inventory appraisal. Financial information will be filed in a timely fashion and the contractual agreement will be filed with the appropriate 10QSB.

The Company filed a Form 8-K on July 8, 2004, to announce the acquisition of the 100% of the assets of Affordable Fiberglass Group (AFG) for a combination of debt forgiveness, common and preferred stock for a total of the aggregate appraised value of the assets. No more than 20% of the aggregate value is to be issued in restricted common shares with the remaining value being issued in shares of Series D Preferred Stock. The Company will also pay a 5% brokerage commission, which may be paid in cash or stock at the broker’s discretion.

The assets consist of various tooling and equipment, molds, plugs, drawings, receivables, leases, contracts and inventory related to fiberglass production of cars, boats, trailers, toppers and various other products.

The value of the assets of AFG is being determined by the valuation of qualified evaluators using industry standards and is expected to be completed by August 15, 2004. The appraised value of the assets is in the process of being determined and is not expected to be a “significant subsidiary,” as defined in Regulation S-B Rule 210.01.

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2003 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 15, 2004 By: /s/ Daniel L. Hefner
------------------------------------
Daniel L. Hefner, President

Date: July 15, 2004 By: /s/ Frank D. Puissegur
------------------------------------
Frank D. Puissegur, CFO and Chief
Accounting Officer

