Form 10-Q
period 2004-08-31
AMERICAN COMMERCE SOLUTIONS
filed 2004-10-15
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31,2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ YES       ☐NO

There were 156,148,824 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No☒

1

American Commerce Solutions, Inc.

2

PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of August 31, 2004 and for the
Three and Six Months Ended August 31, 2004 and 2003
(unaudited)

3

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of August 31, 2004 and for the
Three and Six Months Ended August 31, 2004 and 2003
(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

August 31, 2004
(unaudited)
Assets
Current assets:
Cash	$55,848
Accounts receivable, net of allowance of $8,763	58,286
Accounts receivable, factored	62,445
Inventory	133,968
Other receivables	217,690
Other current assets	37,181
Total current assets	565,418

Property and equipment, net of depreciation of $1,322,074	5,688,107

Other assets:
Prepaid loan costs	14,719
Intangible assets, net of accumulated amortization	156,222
Real property held for resale	243,150
Total other assets	414,091
$6,667,616

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$699,613
Accounts payable	588,564
Accrued expenses	98,080
Accrued interest	209,857
Due to stockholders	271,024
Deferred revenue	37,337
Total current liabilities	1,904,475

Notes payable, net of current portion	1,448,443

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized;156,670,824 shares issued; 156,148,824 shares outstanding	313,343
Common stock payable	120,809
Additional paid-in capital	17,587,960
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(14,296,148)
Loan costs from issuance of common stock	(135,743)
Total stockholders’ equity	3,314,698
$6,667,616

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2004	2003	2004	2003

Net sales	$756,705	$426,650	$1,409,051	$895,300

Cost of goods sold	522,302	252,249	944,754	543,658

Gross profit	234,403	174,401	464,297	351,642

Selling, general and administrative expenses	556,390	657,221	1,111,222	1,045,387

Loss from operations	(321,987)	(482,820)	(646,925)	(693,745)

Other income (expense)	(28,030)	8,300	(9,048)	15,345
Interest expense	(41,560)	(59,407)	(77,114)	(106,787)
Total other expense	(69,590)	(51,107)	(86,162)	(91,442)

Net loss	$(391,577)	$(533,927)	$ (733,087)	$(785,187)

Net loss per common share	$(.003)	$(.01)	$(.005)	$(.02)

Weighted average number of common shares outstanding	150,687,683	51,852,692	148,288,362	40,771,589

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended August 31,
	2004		2003
Operating activities:
Net loss	$(733,087)		$(785,187)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	205,002		228,713
Stock issued for services			446,727
Options issued to consultants and employees	38,442		130,745	130
Loss on involuntary conversion of assets	32,898
Increase in allowance for doubtful accounts	3,786		4,967
Decrease (increase) in:
Accounts receivables	58,321		19,771
Inventory	(17,365)		(3,700)
Other receivables and other assets	(154,435)		(75,982)
Increase (decrease) in:
Accounts payable and accrued expenses	278,477		191,630
Deferred income	19,671		(29,094))
Total adjustments	464,797		913,777
Net cash (used) provided by operating activities	(268,290))		128,590

Investing activities:
Decrease ( increase) in other receivables	83,225		(2,982))
Acquisition of property and equipment	(56,241)		(8,412)
Net cash provided (used) by investing activities	26,984		(11,394))

Financing activities:
(Decrease) increase in bank overdraft			(9,378)
Increase in due from factor	(6,788)
Proceeds from notes payable and long-term debt	56,190		45,745
Principal payments on notes payable and capital leases	(133,553)		(212,327)
Proceeds from advances from stockholders	12,300		55,900
Proceeds from issuance of common stock	39,860
Exercise of stock options and warrants	249,782		5,000
Net cash provided (used) by financing activities	217,791		(115,060))

Net (decrease) increase in cash	(23,515	))))	2,136

Cash, beginning of period	79,363		14,483

Cash, end of period	$55,848		$16,619

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$51,446		$63,102

During the six months ended August 31, 2004 the Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and forgiveness of payables of $73,616 by the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt $273,376 and issued notes payable of $443,616.

During the six months ended August 31, 2003, the Company recorded a common stock payable for loan costs that amounted to $247,033.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of August 31, 2004 and for the
Three and Six Months Ended August 31, 2004 and 2003
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

2.         Stock Based Compensation

At August 31, 2004, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company recognized $30,600, $30,600, $57,300 and $84,300 for the three and six month periods ended August 31, 2004 and 2003, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Net loss, as reported	$(391,577)	$(533,927)	$(733,087)	$(785,187)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(41,926)	(0)	(54,613)

Pro forma net loss	$(391,577)	$(575,853)	$(733,087)	$(839,800)

Net loss per share:
As reported	$(.003)	$(.01)	$(.005)	$(.02)
Pro forma	$(.003)	$(.01)	$(.005)	$(.02)

3.         Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $268,000 of cash in operations for the six months ended August 31, 2004. The Company recorded losses from continuing operations of $391,577 and $733,087 for the three and six months ended August 31, 2004, respectively. Current liabilities exceed current assets by $1,339,057 at August 31, 2004. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4.         Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2004 and 2003, (b) the financial position at August 31, 2004, and (c) cash flows for the six month periods ended August 31, 2004 and 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2004. The results of operations for the three and six month periods ended August 31, 2004 are not necessarily indicative of those to be expected for the entire year.

5.         Accounts Receivable, Factored

During the six months ended August 31, 2004, the Company factored receivables of approximately $526,800. In connection with the factoring agreement, the Company incurred fees of approximately $15,900 and $31,300 during the three and six months ended August 31, 2004. As of August 31, 2004, certain vendors had remitted $36,496 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

6.         Acquisition of Assets

During the six months ended August 31, 2004, the Company entered into a purchase agreement to acquire certain assets, including equipment and inventory from a supplier for $848,650.  The Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and forgiveness of payables of $73,616 by the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt $273,376 and issued notes payable of $443,616.

7.         Common Stock and Stock Options

During the six months ended August 31, 2004 the Company did not issue any shares of common stock for services, however, during the six months ended August 31, 2003, the Company issued 75,000 shares of common stock for $3,000 of services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the six months ended August 31, 2004 the Company received $112,842 when 7,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $7,842. During the six months ended August 31, 2003, the Company received $63,337 when 5,642,600 options to purchase common stock were issued to and exercised by consultants. Total compensation recognized in conjunction with the issuance was approximately $46,445 and is included in consulting expense. The Company also received $2,831 when an additional 117,600 options to purchase common stock were exercised.

During the period ended August 31, 2004 and 2003, the Company granted  6,800,000 and 32,300,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

8.         Segment Information

The Company has two reportable segments during 2004; manufacturing and fiberglass.  During 2003, the Company only had one reportable segment.  Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies.  Therefore, for the three and six months ended August 31, 2004 the Company has included segment reporting.

For the three months ended August 31, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$640,577	$116,128		$756,705

Interest expense	$25,887	$0	$15,673	$41,560

Depreciation and amortization	$81,478	$27,559	$172	$109,209

Net (loss)	$(92,204)	$(85,785)	$(213,588)	$(391,577)

For the six months ended August 31, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$1,176,141	$232,910		$1,409,051

Interest expense	$50,881	$0	$26,233	$77,114

Depreciation and amortization	$163,107	$41,550	$345	$205,002

Net (loss)	$(156,163)	$(127,196)	$(449,728)	$(733,087)

Property and equipment, net of accumulated depreciation	$4,760,511	$924,778	$2,818	$5,688,107

Segment assets	$5,417,947	$1,124,367	$125,302	$6,667,616

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.  Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

9.    Rescission

On August 14, 2004, the Company and Blue Flame Enterprises, Inc. agreed to rescind the acquisition of Crystal Clear Entertainment, Inc. and its subsidiary, Elite Distribution, Inc., which was previously announced on June 10, 2004. The planned acquisition was rescinded by means of an agreement between the parties due to the prohibitively high costs of the anticipated raise of capital. The Company incurred no termination penalties as a result of the rescission.

10.         Subsequent events

Subsequent to August 31, 2004, the Company’s headquarters, which house the operations of International Machine and Welding, Inc., suffered property damage estimated to be between $250,000 and $500,000 from a hurricane. In August 2004, the Company had also suffered damage from hurricane Charley and had recorded a loss of $32,898, which is included in operations. The Company is fully insured beyond the amount of the loss already recorded.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and six months ended August 31, 2004 and one subsidiary that operated in the manufacturing segment during three and six months ended August 31, 2003. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003.

General

The Company's consolidated net sales increased to $756,705 for the three months ended August 31, 2004, an increase of $330,055 or 77%, from $426,650 for the three months ended August 31, 2003. This increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. which contributed 116,128 to net sales and an overall increase in International Machine and Welding net sales due to improved sales and marketing initiatives.

Gross profit for the consolidated operations increased to $234,403 for the three months ended August 31, 2004 from $174,401 for the three months ended August 31, 2003. Gross profit as a percentage of sales was 31% and 41% for the three month periods ended August 31, 2004 and 2003, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense for the three months ended August 31, 2004 was $41,560 as compared to $59,407 for same period in 2003. The overall decrease in interest expense was due to the overall decrease in long term debt.

Selling, general and administrative expenses decreased to $556,390 for the three months ended August 31, 2004 as compared to $657,221 for the three months ended August 31, 2003, a decrease of $100,831 or 15%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $391,577 for the three months ended August 31, 2004 compared to a loss of $533,927 for the three months ended August 31, 2003. The decrease in the consolidated net loss is primarily due to the increase in net sales and the reduction of selling, general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $640,577 for the three months ended August 31, 2004 compared to $426,650 for the three months ended August 31, 2003. The machining operations provided $250,230 or 39% of net sales with parts and service providing $390,347 or 61% of net sales for the three months ended August 31, 2004 as compared to machining operations contributing $192,653 or 45% of net sales with parts and service providing $233,997 or 55% of net sales for the three months ended August 31, 2003. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended August 31, 2004 as compared to the three months ended August 31, 2003.

Gross profit from the International Machine and Welding, Inc. was $208,142 for the three months ended August 31, 2004 compared to $174,401 for the same period in 2003 providing gross profit margins of 32% and 41%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $243,063 for the three months ended August 31, 2004 compared to $208,398 for the three months ended August 31, 2003. The increase in expenses is due to the Company leasing employees and incurring fees of approximately $4,000 in 2004, using a factoring company for accounts receivable for the entire quarter in 2004 and incurring additional fees of approximately $7,000 over the same period in 2003 and an overall increase in salaries of approximately $11,600 in 2004.

Interest expense was $25,887 for the three months ended August 31, 2004 compared to $37,462 for the same period ended 2003. The decrease in interest expense is due to the Company continuing to pay off its notes payable obligations and to the decrease in debt due to the renegotiation in the prior year, and thereby incurring less interest each year.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004 and provided net sales of $116,128 for the three months ended August 31, 2004.

Gross profit from Chariot was $26,261 for the three months ended August 31, 2004 providing a gross profit margin of 23%.

Selling, general and administrative expenses were $112,124 for the three months ended August 31, 2004.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2004 AND 2003

General

The Company's consolidated net sales increased to $1,409,051 for the six months ended August 31, 2004, an increase of $513,751 or 57%, from $895,300 for the six months ended August 31, 2003. This increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. which contributed $232,910 to net sales and an overall increase in International Machine and Welding nets sales due to improved sales and marketing initiatives.

Gross profit for the consolidated operations increased to $464,297 for the six months ended August 31, 2004 from $351,642 for the six months ended August 31, 2003. Gross profit as a percentage of sales was 33% and 39% for the six month periods ended August 31, 2004 and 2003, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense for the six months ended August 31, 2004 was $77,114 as compared to $106,787 for same period in 2003. The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt by approximately 17% and to the more favorable terms of the debt that was renegotiated in the prior year.

Selling, general and administrative expenses increased to $1,111,222 for the six months ended August 31, 2004 as compared to $1,045,387 for the six months ended August 31, 2003, an increase of $65,835 or 6%. The increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. in October 2003 which increased selling, general and administrative expenses by approximately $181,000 which was partially offset by a decrease in expenses related to the issuance of employee stock options of approximately $54,000 and an overall decrease in legal fees.

The Company incurred a net consolidated loss of $733,087 for the six months ended August 31, 2004 compared to a loss of $785,187 for the six months ended August 31, 2003. The decrease in the consolidated net loss is primarily due to the acquisition of Chariot Manufacturing Company, Inc. and the overall decrease in selling, general and administrative expenses.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $1,176,141 for the six months ended August 31, 2004 compared to $895,300 for the six months ended August 31, 2003. The machining operations provided $421,396 or 36% of net sales with parts and service providing $754,745 or 64% of net sales for the six months ended August 31, 2003 as compared to machining operations contributing $349,210 or 39% of net sales with parts and service providing $546,090 or 61% of net sales for the six months ended August 31, 2003.  The ratio of machining to parts sales and service has remained somewhat consistent.

Gross profit from the Manufacturing operation was $411,267 for the six months ended August 31, 2004 compared to $351,642 for the six months ended August 31, 2003 providing gross profit margins of 35% and 39%, respectively.  The increase in gross profit is due to improved marketing techniques and cost-cutting efforts made by management during 2004.

Selling, general and administrative expenses were $485,844 for the six months ended August 31, 2004 compared to $402,630 for the six months ended August 31, 2003. The increase is due to an overall increase in salaries and benefits, an increase in the factoring fees of approximately $10,300 and an increase in the leased employee expenses of approximately $31,000.

Interest expense was $50,881 for the six months ended August 31, 2004 compared to $70,390 for the six months ended August 31, 2003.  The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt and to the more favorable terms of the debt that was renegotiated in the prior year.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004 and provided net sales of $232,910 for the six months ended August 31, 2004.

Gross profit from Chariot was $53,030 for the six months ended August 31, 2004 providing a gross profit margin of 23%.

Selling, general and administrative expenses were $180,540 for the six  months ended August 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2004 and 2003, the Company (used) provided net cash from operating activities of ($268,290) and $128,590, respectively. This increase in cash used by operating activities is primarily due to an increase in accounts receivable, other receivables and accounts payable and accrued expenses during the six months ended August 31, 2004 as compared to the same period in 2003.

During the six months ended August 31, 2004 and 2003, the Company provided (used) cash for investing activities of $26,984 and ($11,394), respectively. The increase in net cash provided for investing activities is primarily due to the decrease in other receivables during 2004.

During the six months ended August 31, 2004 and 2003, the Company provided (used) cash from financing activities of $217,791 and ($115,060), respectively. The increase in net cash provided from financing activities is due to the proceeds from the exercise of options and the proceeds from the issuance of common stock during 2004.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through August 31, 2004. As of August 31, 2004, working capital was ($1,339,057). To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

On June 7, 2004, American Commerce Solutions, Inc. entered into an agreement to acquire 100% of the capital stock of Crystal Clear Entertainment, Inc. ("CCE") and its subsidiaries for a combination of common and preferred stock to be valued at the total of the book value of Crystal Clear Entertainment, Inc. plus the value of the assets of CCE’s subsidiaries and 60% of the net profit projected for all CCE contracts. On September 10, 2004, the Company announced the rescission of the acquisition by means of an agreement between the parties due to the prohibitively high costs of the anticipated raise of capital. The Company incurred no termination penalties as a result of the rescission.

Effective July 1, 2004, American Commerce Solutions, Inc. entered into an agreement to acquire 100% of the assets of Affordable Fiberglass Group (AFG) for a combination of debt forgiveness, notes payable and assignment of receivables to the total appraised value of the assets. The appraised value of the assets was determined to be $848,650 and is included in the consolidated financial statements.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Certification by each Director and executive officer has been executed.

EXHIBITS

Exhibits included herewith are:

31.1	Certification of the Chief Financial Officer dated October 15, 2004

31.2             Certification of the Chief Executive Officer dated October 15, 2004

32                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

99.1             Purchase Agreement, July 1, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the six months ended August 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 3, 2004, 5,300,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.03).

On May 24, 2004, 1,500,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.03).

During June 2004, the Company issued 1,775,000 shares of common stock for $39,860.

On August 10, 2004, 7,000,000 shares of common stock were issued to consultants in conversion of options at 85% of fair value on the date the options were issued ($0.02).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $601,674 of notes payable. The amount of principal payments in arrears was $409,488, with an additional amount of $192,186 of interest due at August 31, 2004. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six month period ended August 31, 2004, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

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

The value of the assets of AFG is being determined by the valuation of qualified evaluators using industry standards and is expected to be completed by August 15, 2004. The appraised value of the assets is in the process of being determined and is not expected to be a "significant subsidiary," as defined in Regulation S-B Rule 210.01.

The Company filed a Form 8-K on September 14, 2004, to announce that the Company and Blue Flame Enterprises, Inc. agreed to rescind the acquisition of Crystal Clear Entertainment, Inc. and its subsidiary, Elite Distribution, Inc., which was previously reported in on Form 8-K, filed with the Commission on June 10, 2004. The planned acquisition of Crystal Clear Entertainment, Inc. and Elite Distribution, Inc. was rescinded by means of an agreement between the parties due to the prohibitively high costs of the anticipated raise of capital. The effective date of the rescission was August 14, 2004. The Company incurred no termination penalties as a result of the rescission.

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 15, 2004	By:	/s/ Daniel L. Hefner
Daniel L. Hefner
Title: President

Date: October 15, 2004	By:	/s/ Frank D. Puissegur
Frank D. Puissegur
Title: CFO and Chief Accounting Officer

