Form 10QSB
period 2004-11-30
AMERICAN COMMERCE SOLUTIONS
filed 2005-01-10
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  YES         ☐ NO

There were 176,255,226 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

1

American Commerce Solutions, Inc.

Contents

2

PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of November 30, 2004 and for the
Three and Nine Months Ended November 30, 2004 and 2003
(unaudited)

3

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of November 30, 2004 and for the
Three and Nine Months Ended November 30, 2004 and 2003
(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

November 30, 2004
(unaudited)

Assets
Current assets:
Cash		$29,996
Accounts receivable, net of allowance of $8,763		47,300
Accounts receivable, factored		57,941
Inventory		125,981
Other receivables		254,155
Other current assets		102,635
Total current assets		618,008

Property and equipment, net of depreciation of $1,435,099		5,615,045

Other assets:
Prepaid loan costs		11,676
Intangible assets, net of accumulated amortization		146,722
Real property held for resale		243,150
Total other assets		401,548
		$6,634,601

Liabilities and Stockholders’ Equity
Current liabilities:
Checks drawn in excess of bank balance	$	$25,978
Current portion of notes payable		687,583
Accounts payable		627,067
Accrued expenses		83,925
Accrued interest		215,329
Due to stockholders		293,760
Deferred revenue		27,909
Total current liabilities		1,961,551

Notes payable, net of current portion		1,446,513

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617		3
Common stock; $.002 par value; 350,000,000 shares authorized; 176,777,226 shares issued; 176,255,226 shares outstanding		353,555
Additional paid-in capital		17,939,334
Stock subscription receivable		(10,000)
Treasury stock, at cost		(265,526)
Accumulated deficit		(14,682,235)
Loan costs from issuance of common stock		(108,594)
Total stockholders’ equity		3,226,537
		$6,634,601

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2004	2003	2004	2003

Net sales	$742,674	$489,878	$2,151,725	$1,385,178

Cost of goods sold	523,210	302,700	1,467,964	846,358

Gross profit	219,464	187,178	683,761	538,820

Selling, general and administrative expenses	547,148	657,662	1,658,370	1,703,048

Loss from operations	(327,684)	(470,484)	(974,609)	(1,164,228)

Other (expense) income	(16,381)	4,123	(25,429)	19,468
Gain on forgiveness of debt		11,295		11,295
Interest expense	(42,020)	(46,048)	(119,134)	(152,835)
Total other expense	(58,401)	(30,630)	(144,563)	(122,072)

Net loss	$(386,085)	$(501,114)	$ (1,119,172)	$(1,286,300)

Net loss per common share	$(.00)	$(.01)	$(.01)	$(.02)

Weighted average number of common shares outstanding	_164,865,448	91,924,452	153,773,871	57,760,313

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended November 30,
	2004		2003
Operating activities:
Net loss	$(1,119,172)		$(1,286,300)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	327,527		246,017
Stock issued for services	80,000		240,199
Options issued to consultants and employees	68,036	2	205,645
Loss on involuntary conversion of assets	32,898
Gain on forgiveness of debt			(11,295)
Common stock payable			120,809
Increase in allowance for doubtful accounts	3,786
Decrease (increase) in:
Accounts receivables	69,307		79,208
Inventory	(9,378)		(10,018)
Other receivables and other assets	(226,162)		(265,738)
Increase (decrease) in:
Accounts payable and accrued expenses	306,643		2,995
Deferred income	10,243		(29,853)
Total adjustments	662,900		577,969
Net cash used by operating activities	(456,272)		(708,331)

Investing activities:
Decrease (increase) in other receivables	83,225		(33,153)
Acquisition of property and equipment	(70,204)		(12,763)
Net cash provided (used) by investing activities	13,021		(45,916)

Financing activities:
Increase (decrease) in checks drawn in excess of bank balance	25,978		(14,187)
Increase in due from factor	(2,284)
Proceeds from notes payable and long-term debt	63,210		56,279
Principal payments on notes payable and capital leases	(178,880)		(451,109)
Proceeds from advances from stockholders	35,036		52,379
Proceeds from issuance of common stock	39,860
Exercise of stock options and warrants	410,964		1,173,864
Net cash provided by financing activities	393,884		817,226

Net (decrease) increase in cash	(49,367	))))	62,979

Cash, beginning of period	79,363		14,483

Cash, end of period	$29,996		$77,462

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$87,852		$44,556

During the nine months ended November 30, 2004 the Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and forgiveness of payables of $73,616 by the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt $273,376 and issued notes payable of $443,616.

During the nine months ended November 30, 2004, the Company satisfied the common stock payable of $120,809 by issuing 7,106,402 shares of common stock.

Also, during the nine months ended November 30, 2004, the Company purchased a vehicle for a $26,000 note payable.

During the period ended November 30, 2003, a related party forgave an outstanding payable from the Company which resulted in a capital contribution on the forgiveness of debt of $66,525.

During the period ended November 30, 2003, the Company purchase 100 percent of the outstanding common stock of Chariot Manufacturing, Inc. for $360,000 which consisted of the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000. The fair values of the assets acquired at the acquisition date are as follows:

Equipment        $    170,000
Intangible assets                        190,000
Assets acquired                  $    360,000

During the nine months ended November 30, 2003, the Company recorded a common stock payable for loan costs that amounted to $247,033.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of November 30, 2004 and for the
Three and Nine Months Ended November 30, 2004 and 2003
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

2.         Stock Based Compensation

At November 30, 2004, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Company recognized $15,000, $45,600, $45,000 and $129,300 for the three and nine month periods ended November 30, 2004 and 2003, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Net loss, as reported	$(386,085)	$(501,114)	$(1,119,172)	$(1,286,300)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(36,639)	(0)	(91,250)

Pro forma net loss	$(386,085)	$(537,753)	$(1,119,172)	$(1,377,550)

Net loss per share:
As reported	$(.00)	$(.01)	$(.01)	$(.02)
Pro forma	$(.00)	$(.01)	$(.01)	$(.02)

3.         Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $456,000 of cash in operations for the nine months ended November 30, 2004. The Company recorded losses from continuing operations of $386,085 and $1,119,172 for the three and nine months ended November 30, 2004, respectively. Current liabilities exceed current assets by $1,343,543 at November 30, 2004. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4.         Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2004 and 2003, (b) the financial position at November 30, 2004, and (c) cash flows for the nine month periods ended November 30, 2004 and 2003, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2004. The results of operations for the three and nine month periods ended November 30, 2004 are not necessarily indicative of those to be expected for the entire year.

5.       Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995. The statement eliminates the alternative use of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement. Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of he modified award. The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. It also requires that excess tax benefits be reported as a financing cash flow. The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial statements.

6.         Accounts Receivable, Factored

During the three months ended November 30, 2004, the Company factored receivables of approximately $488,200. In connection with the factoring agreement, the Company incurred fees of approximately $13,100 and $44,400 during the three and nine months ended November 30, 2004. As of November 30, 2004, certain vendors had remitted $41,841 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7.         Acquisition of Assets

During the nine months ended November 30, 2004, the Company entered into a purchase agreement to acquire certain assets, including equipment and inventory from a supplier for $848,650. The Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and forgiveness of payables of $73,616 by the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt of $273,376 and issued notes payable of $443,616.

8.         Common Stock and Stock Options

During the nine months ended November 30, 2004 the Company issued 4,000,000 shares of common stock for services valued at $80,000, and during the same period ended November 30, 2003, the Company issued 125,000 shares of common stock for $4,000 of services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the nine months ended November 30, 2004 the Company received $273,994 when 16,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $22,436. During the nine months ended November 30, 2003, the Company received $510,845 when 22,292,600 options to purchase common stock were issued to and exercised by consultants. Total compensation recognized in conjunction with the issuance was approximately $76,345 and is included in consulting expense. The Company also received $2,831 when an additional 117,600 options to purchase common stock were exercised.

During the period ended November 30, 2004 and 2003, the Company granted 11,800,000 and 43,700,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately except for 5,000,000 options granted during the period ended November 30, 2004 which have not been exercised.

9.        Segment Information

The Company has two reportable segments during 2004; manufacturing and fiberglass.  During 2003, the Company only had one reportable segment.  Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies.  Therefore, for the three and nine months ended November 30, 2004 the Company has included segment reporting.

For the three months ended November 30, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$668,721	$73,953		$742,674

Interest expense	$23,937	$0	$18,083	$42,020

Depreciation and amortization	$81,112	$41,240	$173	$122,525

Net (loss)	$(56,613)	$(86,524)	$(242,948)	$(386,085)

For the nine months ended November 30, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$1,844,862	$306,863		$2,151,725

Interest expense	$74,818	$0	$44,316	$119,134

Depreciation and amortization	$244,219	$82,790	$518	$327,527

Net (loss)	$(212,776)	$(213,720)	$(692,676)	$(1,119,172)

Property and equipment, net of accumulated depreciation	$4,714,012	$898,388	$2,645	$5,615,045

Segment assets	$5,418,558	$1,083,637	$132,406	$6,634,601

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.  Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

10.    Rescission

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

11.         Contingency

During the nine months ended November 30, 2004, the Company’s headquarters, which house the operations of International Machine and Welding, Inc., suffered property damage estimated to be between $250,000 and $500,000 from a hurricane. The Company has recorded a loss of $84,877, which represents the deductible on the Company’s insurance policy, and is included in operations. The Company is fully insured for losses in excess of the deductible.

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

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2004 and 2003. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and nine months ended November 30, 2004 and one subsidiary that operated in the manufacturing segment during three and nine months ended November 30, 2003. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

General

The Company's consolidated net sales increased to $742,674 for the three months ended November 30, 2004, an increase of $252,796 or 52%, from $489,878 for the three months ended November 30, 2003. This increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. which contributed $73,953 to net sales and an overall increase in International Machine and Welding net sales due to improved sales and marketing initiatives.

Gross profit for the consolidated operations increased to $219,464 for the three months ended November 30, 2004 from $187,178 for the three months ended November 30, 2003. Gross profit as a percentage of sales was 30% and 38% for the three month periods ended November 30, 2004 and 2003, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense for the three months ended November 30, 2004 was $42,020 as compared to $46,048 for same period in 2003. The overall decrease in interest expense was due to the overall decrease in long term debt.

Selling, general and administrative expenses decreased to $547,148 for the three months ended November 30, 2004 as compared to $657,662 for the three months ended November 30, 2003, a decrease of $110,514 or 17%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $386,085 for the three months ended November 30, 2004 compared to a loss of $501,114 for the three months ended November 30, 2003. The decrease in the consolidated net loss is primarily due to the increase in net sales and the reduction of selling, general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $668,721 for the three months ended November 30, 2004 compared to $489,878 for the three months ended November 30, 2003. The machining operations provided $266,424 or 40% of net sales with parts and service providing $402,297 or 60% of net sales for the three months ended November 30, 2004 as compared to machining operations contributing $191,921 or 39% of net sales with parts and service providing $297,957 or 61% of net sales for the three months ended November 30, 2003. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended November 30, 2004 as compared to the three months ended November 30, 2003.

Gross profit from the International Machine and Welding, Inc. was $222,924 for the three months ended November 30, 2004 compared to $187,178 for the same period in 2003 providing gross profit margins of 33% and 38%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $220,336 for the three months ended November 30, 2004 compared to $220,115 for the three months ended November 30, 2003.

Interest expense was $23,937 for the three months ended November 30, 2004 compared to $37,249 for the same period ended 2003. The decrease in interest expense is due to the Company continuing to pay off its notes payable obligations and to the decrease in debt due to the renegotiation in the prior year, and thereby incurring less interest each year.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004 and provided net sales of $73,953 for the three months ended November 30, 2004.

Gross profit from Chariot was ($3,460) for the three months ended November 30, 2004 providing a gross profit margin of (5%).

Selling, general and administrative expenses were $83,864 for the three months ended November 30, 2004.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004 AND 2003.

General

The Company's consolidated net sales increased to $2,151,725 for the nine months ended November 30, 2004, an increase of $766,547 or 55%, from $1,385,178 for the nine months ended November 30, 2003. This increase was primarily due to the acquisition of Chariot Manufacturing Company, Inc. which contributed $306,863 to net sales and an overall increase in International Machine and Welding nets sales due to improved sales and marketing initiatives.

Gross profit for the consolidated operations increased to $683,761 for the nine months ended November 30, 2004 from $538,820 for the nine months ended November 30, 2003. Gross profit as a percentage of sales was 32% and 39% for the nine month periods ended November 30, 2004 and 2003, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense for the nine months ended November 30, 2004 was $119,134 as compared to $152,835 for same period in 2003. The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt by approximately 17% and to the more favorable terms of the debt that was renegotiated in the prior year.

Selling, general and administrative expenses decreased to $1,658,370 for the nine months ended November 30, 2004 as compared to $1,703,048 for the nine months ended November 30, 2003, a decrease of $44,678 or 3%.

The Company incurred a net consolidated loss of $1,119,172 for the nine months ended November 30, 2004 compared to a loss of $1,286,300 for the nine months ended November 30, 2003. The decrease in the consolidated net loss is primarily due to the acquisition of Chariot Manufacturing Company, Inc. and the overall decrease in selling, general and administrative expenses.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $1,844,862 for the nine months ended November 30, 2004 compared to $1,385,175 for the nine months ended November 30, 2003. The machining operations provided $687,820 or 37% of net sales with parts and service providing $1,157,042 or 63% of net sales for the nine months ended November 30, 2004 as compared to machining operations contributing $538,394 or 39% of net sales with parts and service providing $846,781 or 61% of net sales for the nine months ended November 30, 2003.  The ratio of machining to parts sales and service has remained somewhat consistent.

Gross profit from the Manufacturing operation was $634,191 for the nine months ended November 30, 2004 compared to $538,820 for the nine months ended November 30, 2003 providing gross profit margins of 34% and 39%, respectively.

Selling, general and administrative expenses were $706,180 for the nine months ended November 30, 2004 compared to $562,919 for the nine months ended November 30, 2003. The increase is due to an overall increase in salaries and benefits, an increase in the factoring fees of approximately $14,300 and an increase in the leased employee expenses of approximately $27,200.

Interest expense was $74,818 for the nine months ended November 30, 2004 compared to $107,639 for the nine months ended November 30, 2003.  The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt and to the more favorable terms of the debt that was renegotiated in the prior year.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004 and provided net sales of $306,863 for the nine months ended November 30, 2004.

Gross profit from Chariot was $49,570 for the nine months ended November 30, 2004 providing a gross profit margin of 16%.

Selling, general and administrative expenses were $264,404 for the nine months ended November 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2004 and 2003, the Company used net cash from operating activities of ($456,272) and ($708,331), respectively. This decrease in cash used by operating activities is primarily due to an increase in accounts payable and accrued expenses during the nine months ended November 30, 2004 as compared to the same period in 2003.

During the nine months ended November 30, 2004 and 2003, the Company provided (used) cash for investing activities of $13,021 and ($45,916), respectively. The increase in net cash provided for investing activities is primarily due to the decrease in other receivables during 2004.

During the nine months ended November 30, 2004 and 2003, the Company provided cash from financing activities of $393,884 and $817,226, respectively. The decrease in net cash provided from financing activities is due to the decrease in exercise of stock options and warrants during 2004.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through November 30, 2004. As of November 30, 2004, working capital was ($1,343,543). To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Seasonality

The diversity of operations in the Manufacturing Segment protects it from seasonal trends except in the sales of agricultural processing equipment whereby the majority of the revenue is generated while the processors await the next harvest.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, originally issued in October 1995. The statement eliminates the alternative use of APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the revised SFAS No. 123, public entities are required to measure liabilities incurred to employees in share-based payment transactions at fair value. Entities are required to estimate the number of instruments for which the requisite service is expected to be rendered rather than accounting for forfeitures as they occur, as permitted under the original statement. Incremental compensation cost for a modification of the terms or conditions of an award is now to be measured by comparing the fair value of the modified award with the fair value of the award immediately before the modification. The original statement required that the value of the award before modification be determined on the shorter of its remaining initially expected life or the expected life of he modified award. The revised statement also clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. It also requires that excess tax benefits be reported as a financing cash flow. The effective date is as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. This statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Certification by each Director and executive officer has been executed.

EXHIBITS

Exhibits included herewith are:

31.1	Certification of the Chief Financial Officer dated January 10, 2005

31.2              Certification of the Chief Executive Officer dated January 10, 2005

32                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended November 30, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

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

On September 15, 2004, 8,000,000 shares of common stock were issued to consultants in conversion of options at 85% of fair value on the date the options were issued ($.02).

On October 27, 2004, 4,000,000 shares of common stock were issued to a consultant for services valued at $80,000.

On November 8, 2004, 1,000,000 shares of common stock were issued to consultants in conversion of options at 85% of fair value on the date the options were issued ($.02).

On November 29, 2004, 7,106,402 shares of common stock were issued to a related party in satisfaction of $120,809 common stock payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $616,542 of notes payable. The amount of principal payments in arrears was $409,488, with an additional amount of $207,054 of interest due at November 30, 2004. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine month period ended November 30, 2004, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None

(b) Reports on Form 8-K -- None

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AMERICAN COMMERCE SOLUTIONS, INC

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 10, 2005	By:	/s/ Daniel L. Hefner
Daniel L. Hefner
Title: President

.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 10, 2005	By:	/s/ Frank D. Puissegur
Frank D. Puissegur
Title: Chief Financial Officer and Chief Accounting Officer

