Form 10KSB
period 2005-02-28
AMERICAN COMMERCE SOLUTIONS
filed 2005-05-31
CIK 949982

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  , 20 , to  , 20 .

Commission File Number
33-98682

American Commerce Solutions, Inc.
(Exact Name of Registrant as Specified in Charter)

Delaware	05-0460102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1400 Chamber Drive, Bartow, Florida 33830
(Address of Principal Executive Offices)

(863) 533-0326
(Registrant’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

State issuer’s revenues for its most recent fiscal year.……$2,753,633

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 28, 2005 was $3,645,105 based upon the closing sale price of $.02 or the Registrant’s common stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 28, 2005.

There were 182,255,226 shares of the Registrant’s $.002 par value common stock outstanding as of February 28, 2005.

Transitional Small Business Format (check one) Yes ☐ NO ☒

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-KSB - INDEX

AMERICAN COMMERCE SOLUTIONS, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Commerce Solution, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

During the year ended February 28, 2005, the Company entered into a purchase agreement to acquire certain assets, including equipment and inventory from a supplier for $848,650. The Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and forgiveness of payables of $73,616 by the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt of $273,376 and issued notes payable of $443,616.

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

MANUFACTURING SEGMENT

The Manufacturing Segment through International Machine and Welding, Inc. offers a broad range of products and services to heavy industry through its three divisions. The operations of Division 1 provide specialized machining of very large components and machinery repair to industries such as aerospace, agricultural processing, chemical, defense, mining, maritime and power generation. Our 38,000 square foot facility located in Bartow, Florida is one of the only operations in the Southeast capable of machining components up to 55 feet in length and/or 20 feet in diameter. Division 2 provides heavy equipment service (parts and labor), which includes repair and bonded rebuilds of engines, tracks, undercarriages, transmissions, final drives and hydraulic systems on heavy equipment. The equipment we repair is from the heavy construction industry including bulldozers, scrapers, loaders, excavators, large tractors, rollers, etc. The division provides field service via equipped service trucks to provide repairs at the customer's site. Division 3 sells replacement parts to the heavy equipment market, directly to the end user with most of the parts exported outside the United States.

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

COMPETITION

Manufacturing Segment

The principal competitors of the Manufacturing Division consists of regional companies such as Southern Machinery, Florida Plating and Machine, Arroyo and Florida Metalizing in the machining operations and national corporations such as Ringhaver Equipment, Caterpillar, and Case repair facilities in the heavy equipment parts and service category. Management believes that the ability to rapidly turn goods or to provide parts on a timely basis gives it a competitive advantage. We are able to ship parts directly to the consumer, usually on the same day as the order or to return all service work within the time specified either by completing the work at the customers site or because of immediate turnaround capabilities.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -44% of the division's revenues in fiscal 2005 compared to 34% in fiscal 2004, while the industrial and mining industries accounted for approximately 39% and 17% in fiscal 2005 compared to 43.5% and 21% in fiscal 2004, respectively, of the division's total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 48% of total revenues. These customers were Vehicare 23%, Mosaic Phosphates 16% and Dixie Southern 9%.

Fiberglass Segment

Chariot Manufacturing Company, Inc. has a wide base of customers. The loss of a single customer or dealer would not have a material adverse effect on the business. The primary use of the product is to transport motorcycles. The motorcycle industry growth has been strong in recent years. Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 28, 2005, the Company and its subsidiaries had 26 full-time employees. Of these workers, two are performing management and marketing functions, seven are performing accounting, financial and office functions, three provide sales functions and the remainder provide support, maintenance or fulfill shop operation requirements. The parent operation has three full time employees. The Manufacturing segment employs 15 full time employees. Chariot Manufacturing Company, Inc. employs 8 full time employee while contracting substantially all of the fiberglass activity.

FUTURE ACQUISITIONS

The Company remains dedicated to its basic business plan, which calls for growth through acquisition of strategic business opportunities. Although discussions and negotiations continue with multiple companies, the most anticipated opportunities remain to be within the fiberglass industry. As of the filing of this document, we have not completed the close of a fiberglass recycling company, however progress is being made daily with all requisite functions, i.e., accounting, legal and structural.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (including the Exhibits hereto) may contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiaries, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," and "could" and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

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

RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor's Report. The Company had an accumulated deficit at February 28, 2005 of $14,841,951 and net loss to common shareholders of $1,278,889 for the year ended February 28, 2005. The Company had an accumulated deficit of $13,563,062, and net loss to common shareholders of $1,644,144 for the year ended February 29, 2004. The Company's financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

Furthermore, to the extent that acquisitions are consummated, the Company’s success or failure will depend upon management’s ability to integrate the acquired business into the company and implementation of adequate management skills and systems necessary to accomplish the Company's strategy. Additionally, the Company is unable to predict whether or when, once integrated, any acquisition may achieve comparable levels of revenues, profitability, or productivity as existing Company operations, or otherwise perform as expected (including achievement of expected synergies or financial benefits). The Company may face competition for desirable acquisitions from entities that may possess greater resources than the Company.

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

Need for Additional Financing. Cash flows from the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2005. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2005 the price of our common shares has ranged from $0.01 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 2. DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2005, the balance on this note is $800,831. This note needs to be refinanced by November 2005. The note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014, which was recognized during fiscal year ending February 28, 2003.

Chariot Manufacturing Co., Inc. has its corporate offices at the International Machine and Welding facilities in Bartow, Florida. Its manufacturing operations are housed in an approximately 12,500 square foot moveable facility located in Tampa, Florida. The land that the facility is housed on, approximately 1.5 acres, is under a lease /option by AFG assigned to American Commerce Solutions, Inc. as part of the July 2004 asset purchase of AFG assets. AFG is one of Chariot’s key fiberglass suppliers. It is anticipated that the facilities will be adequate to meet the company’s sales projections until a more permanent facility can be secured or the land is purchased to create a more permanent operation. The adjacent, slightly larger parcel is available. ACS has a ‘right of first refusal’ on this parcel.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 28, 2005, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2005

First Quarter (March 1, 2004 through May 31, 2004)	$0.04	$0.02
Second Quarter (June 1, 2004 through August 31, 2004)	$0.03	$0.01
Third Quarter (September 1, 2004 through November 30, 2004)	$0.04	$0.01
Fourth Quarter (December 1, 2004 through February 28, 2005)	$0.03	$0.02

FISCAL 2004

First Quarter (March 1, 2003 through May 31, 2003)	$0.09	$0.02
Second Quarter (June 1, 2003 through August 31, 2003)	$0.03	$0.01
Third Quarter (September 1, 2003 through November 30, 2003)	$0.05	$0.01
Fourth Quarter (December 1, 2003 through February 29, 2004)	$0.04	$0.02

On February 28, 2005 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.02 and there were approximately 1,204 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
	-	-
Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	362,500	$0.27	57,400
Employees Stock Incentive Plan approved by security holders	-	-	7,000,000
Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	-	-	7,000,000

RECENT SALES OF UNREGISTERED SECURITIES
None

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2005 and February 29, 2004. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

General

The Company's consolidated net sales increased to $2,753,633 for the fiscal year ended February 28, 2005, an increase of $669,428 or 32%, from $2,084,205 for the fiscal year ended February 29, 2004. This increase was due to the addition of Chariot Manufacturing and an increase in the economy.

Gross profit for the consolidated operations increased to $853,656 for the fiscal year ended February 28, 2005 from $758,715 for the fiscal year ended February 29, 2004. Gross profit as a percentage of sales decreased in fiscal year 2005 to 31% from 36% in fiscal year ended 2004. This decrease is due to the impact of Chariot Manufacturing, Inc. on the consolidated income statement.

Consolidated interest expense in fiscal 2005 was $163,258 compared to $188,915 in fiscal 2004. The overall decrease in interest expense was due to the Company paying down a portion of the notes payable during the fiscal year ended February 28, 2005.

Selling, general and administrative expenses decreased to $2,200,668 for fiscal 2005 from $2,251,488 for fiscal 2004, a decrease of $50,820 or 2%. This decrease was due to more efficient management of expenses.

The Company incurred a net consolidated loss of $1,278,889 for the year ended February 28, 2005 compared to a loss of $1,644.144 for the year ended February 29, 2004. This decrease in net loss was due to the addition of Chariot Manufacturing and an increase in the economy. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,371,771 for the fiscal year ended February 28, 2005 compared to $2,067,455 for the fiscal year ended February 29, 2004. The machining operations provided $894,235 or 38% of net sales with parts and service providing $1,477,536 or 62% of net sales for the fiscal year ended February 28, 2005 as compared to machining operations contributing $744,906 or 36% of net sales with parts and service providing $1,322,549 or 64% of net sales for the fiscal year ended February 29, 2004. The overall increase in net sales is due to increased sales effort including in the nuclear power plant area.

Gross profit from the International Machine and Welding, Inc. was $791,673 for the fiscal year ended February 28, 2005 compared to $748,557 in fiscal 2004 providing gross profit margins of 33.4% and 36.21%, respectively. Although this represents an increase in gross profit, the cost associated with increased sales translated to a decrease in gross profit as a percentage. Additionally, three major storms caused almost 1500 non-billable hours to the detriment of profitability.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $906,625 for the fiscal year ended February 28, 2005 compared to $852,517 for the fiscal year ended February 29, 2004.

Interest expense was $101,016 for the fiscal year ended February 28, 2005 compared to $133,485 for the fiscal year ended February 29, 2004. The decrease in interest expense is due to the Company continuing to pay off its notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Segment

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the year ended February 2004 and provided net sales of $381,862 for the fiscal year ended February 28, 2005 as compared to $16,750 for the fiscal year ended February 29, 2004.

Gross profit from Chariot was $61,983 for the fiscal year ended February 28, 2005 as compared to $10,158 for the fiscal year ended February 29, 2004 providing a gross profit margin of 16% and 61%, respectively. The decrease in gross profit margin is due to extremely limited operation during the 2004 fiscal year. The 2005 fiscal year was one of infrastructure development.

Selling, general and administrative expenses were $347,124 for 2005 and $45,561 for 2004. The overall increase is due to operating the company for a full year during 2005, as the operations originally commenced in February 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2005 and February 29, 2004, the Company used net cash for operating activities of $548,909 and $667,945, respectively. Overall, the net loss decreased from the prior year. Other receivables and other assets increased by $74,734 during the year ended February 28, 2005 and $63,672 for the year ended February 29, 2004, an increase of $11,061, or 17%. Accounts payable also increased by $52,064 in 2004 as compared to $173,262 in 2005, an increase of $121,198 or 233%.

During the years ended February 28, 2005 and February 29, 2004, the Company provided (used) funds for investing activities of $32,478 and ($415,695), respectively. This increase in cash from investing activities is mainly due to the decrease in other receivables and the proceeds from the sale of assets.
During the years ended February 28, 2005 and February 29, 2004, the Company provided cash from financing activities of $500,574 and $1,148,520, respectively. The decrease in net cash provided by financing activities is due to a decrease in the cash received from the exercise of stock options and warrants.
Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2005. As of February 28, 2005, the Company had a working capital deficit of$2,032,763. To the extent that the cash flows from financing activities are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

During August and September of 2004, the company sustained considerable damage to the Bartow facilities. The disruption due to facility damage resulted in over 1500 non-billable hours. It is anticipated that much of the cost associated with the storms will be mitigated by insurance coverage and claims.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of fiscal year ended 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Standard amends Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 28, 2005 and for the
Years Ended February 28, 2005 and February 29, 2004

Report of Independent Registered Public Accounting Firm

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 28, 2005 and
For the Years Ended February 28, 2005 and February 29, 2004

Contents

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
American Commerce Solutions, Inc. and Subsidiaries
Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 2005 and February 29, 2004. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2005 and the results of its operations and its cash flows for the years ended February 28, 2005 and February 29, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,278,889 during the year ended February 28, 2005 and has an accumulated deficit of $14,841,951 and negative working capital of $2,032,763 at February 28, 2005. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 14, 2005

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

February 28, 2005

Assets
Current assets:
Cash		$63,506
Accounts receivable, net of allowance of $6,591		82,859
Accounts receivable, factored		32,951
Inventories		141,307
Other receivables		196,472
Other current assets		38,481
Total current assets		555,576

Property and equipment, net of accumulated depreciation of $1,525,901		5,517,103

Other assets:
Loan costs		8,815
Intangible assets, net of accumulated amortization		137,222
Real property held for resale		243,150
Total other assets		389,187
		$6,461,866

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$	$1,456,070
Accounts payable		289,289
Accrued expenses		277,185
Accrued interest		226,466
Due to stockholders		321,710
Deferred revenue		17,619
Total current liabilities		2,588,339

Notes payable, net of current portion		671,774

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617		3
Common stock; $.002 par value; 350,000,000 shares authorized; 182,777,226 shares issued; 182,255,226 shares outstanding		365,555
Additional paid-in capital		18,035,119
Stock subscription receivable		(10,000)
Treasury stock, at cost		(265,526)
Accumulated deficit		(14,841,951)
Loan costs from issuance of common stock		(81,447)
Total stockholders’ equity		3,201,753
		$6,461,866

The accompanying notes are an integral part of the consolidated financial statements.

 American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 28, 2005	Year Ended February 29, 2004

Net sales	$2,753,633	$2,084,205

Cost of goods sold	1,899,977	1,325,490

Gross profit	853,656	758,715

Selling, general and administrative expenses	2,200,668	2,251,488

Loss from operations	(1,347,012)	(1,492,773)
Other income (expense):
Other	(36,078)	26,249
Derecognition of Liabilities	267,459	11,295
Interest expense	(163,258)	(188,915)
Total other income (expense)	68,123	(151,371)

Net loss	$ (1,278,889)	$(1,644,144)

Net loss per common share	$(.01)	$(.02)

Weighted average number of common shares outstanding	160,610,369	76,522,038

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

Years Ended February 28, 2005 and February 29, 2004

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount

Balance, February 28, 2003	29,741,158	$59,482	3,820	$3

Issuance of common share options
Common shares issued upon exercise of stock options	88,450,000	176,900
Issuance of common shares for cash	117,600	235
Common shares issued for services	15,639,285	31,279
Common shares issued for acquisition	2,197,802	4,396
Common shares issued for compensation	4,949,979	9,900
Forgiveness of debt with a related party
Preferred shares issued for Series B dividends			226
Loan cost from issuance of common stock
Amortization of loan cost
Net loss
Balance, February 29 2004	141,095,824	$282,192	4,046	$3

Issuance of common share options
Common shares issued upon exercise of stock options	28,800,000	57,600
Issuance of common shares for cash	1,775,000	3,550
Common shares issued in satisfaction of common stock payable	7,106,402	14,213
Common shares issued for services	4,000,000	8,000
Amortization of loan cost
Net loss
	182,777,226	$365,555	4,046	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock		Loan Costs	Common Stock Payable	Total

$15,233,137	$(10,000)$	(11,918,918)$	(265,526	)$	(61,875)		$3,036,303

291,805							291,805

1,473,570							1,650,470

4,765							5,000
79,296						$120,809	231,384
25,604							30,000
116,325							126,225
66,525							66,525

					(247,033)		(247,033)
					118,868		118,868
		(1,644,144)					(1,644,144)
$17,291,027	$(10,000)	$(13,563,062)	$(265,526)		$(190,040)	$120,809	$3,665,403
68,042							68,042
461,144							518,744
36,310							39,860
106,596						(120,809)
72,000							80,000
					108,593		108,593
		(1,278,889)					(1,278,889)
$18,035,119	$(10,000)	$(14,841,951)	$(265,526)		$(81,447)		$3,201,753
		5

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended February 28, 2005		Years Ended February 29, 2004

Operating activities:
Net loss	$(1,278,889)		$(1,644,144)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	437,729		339,959
Stock issued for services and compensation	80,000		361,009
Options issued to consultants and employees	68,042	2	291,805
Loss on involuntary conversion of assets	32,898
Gain on forgiveness of debt			(11,295)
Increase in allowance for doubtful accounts	1,614		(213))
Decrease (increase) in:
Accounts receivables	35,920		48,860
Inventories	(24,704)		(23,559)
Other receivables and other assets	(74,734)		(63,672)
Increase (decrease) in:
Accounts payable and accrued expenses	173,262		52,064
Deferred income	(47)		(18,759))
Total adjustments	729,980		976,199
Net cash used by operating activities	(548,909)		(667,945)

Investing activities:
Decrease (increase) in other receivables	83,225		(363,926))
Proceeds from sale of assets	26,500
Acquisition of property and equipment	(77,247)		(51,769)
Net cash provided (used) by investing activities	32,478		(415,695))

Financing activities:
Increase (decrease) in checks drawn in excess of bank balance			(14,187))
Increase in due from factor	22,706		(55,657)
Proceeds from notes payable and long-term debt	69,955		89,159
Principal payments on notes payable and capital leases	(213,677)		(603,195)
Proceeds from advances from stockholders	62,986		80,330
Proceeds from issuance of common stock	39,860		5,000
Exercise of stock options and warrants	518,744		1,647,070
Net cash provided by financing activities	500,574		1,148,520

Net (decrease) increase in cash	(15,857	))))	64,880

Cash, beginning of period	79,363		14,483

Cash, end of period	$63,506		$79,363

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$120,838		$43,443

During the year ended February 28, 2005 the Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and received forgiveness of payables of $73,616 owed to the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt $273,376 and issued notes payable of $443,616.

During the year ended February 28, 2005, the Company satisfied the common stock payable of $120,809 by issuing 7,106,402 shares of common stock.

Also, during the year ended February 28, 2005, the Company purchased two vehicles for in exchange for notes payable of $47,800.

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

As of February 28, 2005 and for the
Years Ended February 28, 2005 and February 29, 2004

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $548,900 of cash in operations for the year ended February 28, 2005. The Company recorded losses from continuing operations of $1,278,889 and $1,644,144 for the years ended February 28, 2005 and February 29, 2004, respectively. Current liabilities exceed current assets by $2,032,763 at February 28, 2005. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, an allowance for doubtful accounts of $6,591 is considered adequate at February 28, 2005. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables. There were no receivables on non-accrual of interest status at February 28, 2005.

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to account for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company's accounts receivable. The Company receives 80% of all approved invoices sold to the Factoring Company, which assumes the credit risk. Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 18%. The Company records the 80% as payment against the invoices sold and records 18% as an amount due from Factoring Company. Once the invoice exceeds 120 days outstanding, the remaining 18% of the receivable is recorded as expense.

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

Acquired identifiable intangible assets with a cost of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company, Inc. These intangibles are amortized on a straight-line method over 5 years. During the year ended February 28, 2005, approximately $38,000 was recognized as amortization expense related to these identifiable intangible assets.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. As of February 28, 2005 and February 29, 2004, the Company incurred amortization expense of $108,593 and $118,868, respectively.

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

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company's financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At February 28, 2005, the Company did not have any asset that it considered impaired.

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) SFAS No. 123 provides that expense equal to the fair value of all stock-based awards on the date of grant be recognized over the vesting period. Alternatively, this statement allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), whereby compensation expense is recorded on the date the options are granted to employees equal to the excess of the market price of the underlying stock over the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of the provisions of SFAS No. 123.

At February 28, 2005, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $45,600 and $205,800 for the year February 28, 2005 and February 29, 2004, respectively, in stock-based employee compensation cost which is reflected in net loss. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended
	February 28, 2005	February 29, 2004
Net loss, as reported	$(1,278,889)	$(1,644,144)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(150,668)

Pro forma net loss	$(1,278,889)	$(1,794,812)

Net loss per share:
As reported	$(.01)	$(.02)
Pro forma	$(.01)	$(.02)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions

	2005	2004

Dividend rate of	0%	0%
Risk-free interest rate	1.98	1.04%
Expected lives	exercised immediately	.08 years
Expected price volatility	156%	168%

Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive. For the years ended February 28, 2005 and February 29, 2004, 362,500 common stock options were not considered in calculating diluted loss per share as effects would be anti-dilutive.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and approximates the carrying amounts of the notes.

Advertising costs (except for costs associated with direct-response advertising) are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense for the years ended February 28, 2005 and February 29, 2004 were $6,561 and $7,241, respectively.

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

In December 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires, among other things, that all share-based payments to employees, including grants of stock options, be measured at their grant-date fair value and expensed in the consolidated financial statements. The accounting provisions of SFAS No. 123R are effective at the beginning of the fiscal year that begins after December 15, 2005; therefore, the Company is required to adopt SFAS No. 123R in the first quarter of the fiscal year ended 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Management does not believe that the adoption of SFAS No. 123R will have a material effect on the financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on fair value of the assets exchanged. The guidance included certain exceptions to that principle. The statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material effect on its financial statements.

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs”. The new Standard amends Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This Statement is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

In June 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock.” EITF 02-14 addresses whether the equity method of accounting should be applied to investments when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The effective date of EITF 02-14 is the first reporting period beginning after September 15, 2004. The adoption of EITF No. 02-14 did not have a material impact on the financial condition, results of operations or cash flows of the Company.

4. ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 28, 2005, the Company factored receivables of approximately $1,720,700. In connection with the factoring agreement, the Company incurred fees of approximately $62,100 and $49,800 during the years ended February 28, 2005 and February 29, 2004, respectively. As of February 28, 2005, certain vendors had remitted $23,047 to the Company on factored receivables, the Company has recorded this amount as due to the factor and is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following at February 28, 2005:

Work-in-process	$31,141
Finished goods	85,071
Raw materials	25,095
-----------
Total inventories	$141,307
===========

6. PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2005 consist of:

Land	$ 186,045
Building and improvements	2,774,805
Machinery and equipment	3,458,666
Office furniture and equipment	67,543
Trucks and automobiles	377,184
Equipment held for lease	178,761
-----------
7,043,004
Less accumulated depreciation	1,525,901
--------------
$ 5,517,103
===========
Depreciation expense for the years ended February 28, 2005 and February 29, 2004 was $399,729 and $325,181, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28 2005

	Gross Amount	Accumulated Amortization
Web Site	$86,125	$23,924
Brand Recognition	59,455	16,515
Customer List	44,420	12,339
	$190,000	$52,778

Amortization expense for the years ended February 28, 2005 and February 29, 2004 was $38,000 and $14,778; respectively, and estimated amortization expense for each of the ensuing years through February 28, 2009 is $38,000, $38,000, $38,000 and $23,222, respectively.

8. NOTE RECEIVABLE

A note receivable of $43,651, included in other receivables at February 28, 2005, has 10% interest is unsecured and due on demand.

9. NOTES PAYABLE

Notes payable at February 28, 2005 consist of:

Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697
Note payable; 7% interest; past maturity; unsecured	25,000
Note payable; 10% interest; past maturity; unsecured	80,000
Note payable; asset acquisition; related party; no interest; due on demand; unsecured	3,000
Note payable; acquisition; related party; 8% interest; due July 1, 2009, collateralized by 15,000,000 shares of common stock	335,383
Note payable; related party; no interest; due July 1, 2005, unsecured	37,433
Note payable; related party; 10% interest; due on demand; unsecured	6,122
Note payable; related party; 10% interest; due on demand; unsecured	11,625
Note payable; related party; 8% interest; monthly principal and interest payment of $950; matures March 2005, secured by a vehicle	18,435
Note payable; related party; 15% interest; due on demand; unsecured	2,500
Note payable; related party; 10% interest; due on demand; unsecured	9,654
Note payable; related party; no interest; due on demand; unsecured	22,760
Note payable; related party; 18% interest; due on demand; unsecured	1,070
Note payable; 10% interest; due on demand; past maturity; unsecured	40,000
Note payable; related party; 18% interest; due on demand; unsecured	4,200
Note payable; related party; 15% interest; due on demand; unsecured	1,100
Notes payable; related party; 10 - 15% interest; due on demand; unsecured	29,157
Notes payable, individual, matured May 2001, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000
Note payable; 6.50% interest; due 2010; secured by vehicle	24,105
Note payable, related party, 8% interest; due on demand; unsecured	64,383
Note payable; 9.0% interest; monthly principal and interest payment of $670; matures April 1, 2006; collateralized by a vehicle	9,089
Convertible subordinated notes due to investors; 11% interest; the notes are subordinate in rights of payment to all indebtedness of the Company outstanding as of August 15, 1995 or to be incurred in the Future; matured September 30, 1998; unsecured	37,500
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; matures on May 25, 2006	337,509
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $8,166; collateralized by fixed assets, key man life insurance policy and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due December 29, 2005	800,831
2,127,844
Less current portion	(1,456,070)
$671,774

As of February 28, 2005, the notes payable listed above include $409,488 which are currently in default.

The aggregate principal maturing in subsequent years are:

Year Ending
February 28,

2006	$1,456,070
2007	328,019
2008	5,419
2009	5,782
2010	332,554

$2,127,844

The above notes payable to related parties in the amount of $760,810 are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

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

11. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company's option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company's Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2005, preferred dividends in arrears amounted to $118,377, or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative unpaid dividends amounted to $240,227 at February 28, 2005. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1000.00 per share. For the year ended February 29, 2004, 226 shares of preferred stock were issued to settle dividends of $226,437.

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

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2005, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the "Plan") that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2005, the Company has 7,000,000 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2005, the Company has 7,000,000 options available for future issuance under this plan.

A summary of the Company's stock option activity is as follows:

		Weighted-Average
	Number	Exercise Price
	of Shares	Per Share

Options outstanding, February 28, 2003	262,500	0.36
Granted	88,550,000	0.02
Exercised	(88,450,000)	0.02
Expired, forfeited	0	0.00

Options outstanding, February 29, 2004	362,500	0.27
Granted	28,800,000	0.02
Exercised	(28,800,000)	0.02
Expired, forfeited	0	0.00

Options outstanding, February 28, 2005	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	7.29 years	$0.27	7.29 years	362,500	$0.27

The weighted average estimated fair value of stock options granted during 2005 and 2004 was $0.02 and $0.02 per share, respectively.

13. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $17,422,000. The loss carry forwards expire beginning in 2007. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$6,169,300
Excess depreciation for tax purposes over the amount for financial reporting purposes	(807,600)
Other	23,500
5,385,200
Valuation allowance	(5,385,200)
$0

The valuation allowance increased by $454,700 during the year ended February 28, 2005. Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2005 and February 29, 2004:

	2005	2004
Statutory benefit	$(435,000)	$(619,000)
State tax benefit, net of federal effect	(45,000)	(60,000)
Non-deductible expenses	25,300	9,200
Increase in deferred income tax valuation allowance	454,700	669,800
	$0	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

14. RELATED PARTY TRANSACTIONS

During the year ended February 28, 2005 and February 29, 2004, two executives who are stockholders of the Company deferred approximately $107,000 and $112,000, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2005 totaled $321,710. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During February 28, 2005 and February 29, 2004, the Company issued 4,737,601 and 3,299,986 shares of common stock, respectively, to a related company valued at $80,540 and $84,150, respectively, for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the president and chief executive officer of the Company. Also during the year ended February 29, 2004, the Company issued 15,139,285 shares of common stock to a related company valued at $105,975 in settlement of a payable to an unrelated party.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000. As part of this transaction, the Company issued the related company 2,197,802 shares of common stock valued at $30,000. This related company is 100 percent owned by the president and chief executive officer of the Company.

During February 28, 2005 and February 29, 2004, the Company issued 2,368,801 and 1,649,993 shares of common stock, respectively, to a related party valued at $40,270 and $42,075, respectively, for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

16. ACQUISITION

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000. The acquisition was financed through the assignment of a note receivable valued at $150,000, the issuance of $30,000 worth of common stock and a note payable for $180,000. As Chariot Manufacturing Company, Inc. manufactures motorcycle trailers with fiberglass bodies, it provides a vehicle for the Company to enter the fiberglass manufacturing market. The operations of the Chariot from October 11, 2003 are included in the consolidated financial statements.

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

The following are pro forma amounts for the year ended February 29, 2004 (unaudited) assuming the acquisition was made on March 1, 2003:

Net sales	$2,256,573
Net loss	$(1,289,219)
Net loss per common share	$(.02)

The year ended February 29, 2004, includes a nonrecurring gain on the disposal of assets of $380,444.

17. ACQUISITION OF ASSETS

During the year ended February 28, 2005, the Company entered into a purchase agreement to acquire certain assets, including equipment and inventory from a supplier for $848,650. The Company acquired equipment and inventory valued at $768,826 and $6,208, respectively, and received forgiveness of payables of $73,616 owed to the supplier. In exchange for the assets and forgiveness of payables, the Company assigned receivables $131,658, forgave debt of $273,376 and issued notes payable of $443,616.

18. SEGMENT INFORMATION

The Company has two reportable segments during 2005 and 2004; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2005 and February 29, 2004 the Company has included segment reporting.

For the year ended February 28, 2005, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$2,371,771	$381,862		$2,753,633

Interest expense	$101,016	$0	$62,242	$163,258

Depreciation	$326,638	$72,401	$690	$399,729

Net (loss)	$(254,983)	$(282,827)	$(741,079)	$(1,278,889)

Property and equipment, net of accumulated depreciation	$4,633,551	$881,080	$2,472	$5,517,103

Segment assets	$5,313,193	$1,067,433	$81,240	$6,461,866

For the year ended February 29, 2004, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$2,067,455	$16,750		$2,084,205

Interest expense	$133,485	$0	$55,430	$188,915

Depreciation	$318,282	$6,611	$288	$325,181

Net (loss)	$(201,316)	$(35,402)	$(1,407,426)	$(1,644,144)

Property and equipment, net of accumulated depreciation	$4,992,486	$163,389	$3,162	$5,159,037

Segment assets	$5,647,695	$353,779	$386,003	$6,387,477

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 28, 2005, the construction industry accounted for approximately 44% of the segment's revenues, while the industrial and mining industries accounted for approximately 39% and 17%, respectively, of the segment's total revenues.

Although the division does not rely on a single customer, during the year ended February 28, 2005, three of the Company’s customers accounted for approximately 48% of total revenues. These customers were Vehicare 23%, Mosaic Phosphates 16% and Dixie Southern 9%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name   Age  Positions with the Company
---------   -----  ----------------------------------

Robert E. Maxwell 69  Chairman of the Board and Director

Frank D. Puissegur  45   Chief Financial Officer and Director

Daniel L. Hefner  54   Chief Executive Officer, President and Director

Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Two board members were elected to two-year terms at the annual stockholders meeting held January 21, 2003. Robert Maxwell and Daniel Hefner were elected to a two-year term. On March 5, 2002 in consent action by shareholders, Norman Birmingham was elected to a two-year term, but subsequently resigned the position. Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified. There are no family relationships between any of our officers and directors. Set forth below is a description of the business experience during the past five years or more and biographical information for directors and executive officers identified above:

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

Mr. Hefner has been President of the Company since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President International Machine and Welding, Inc. He also serves as President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past twelve years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he served as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer. CRNC filed bankruptcy protection under Chapter 11 of the Federal Bankruptcy Code two months after Mr. Hefner's departure.

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company's Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the " Named Executive Officers").

	Annual Compensation			Long-Term Compensation Awards			All Other Compensation
Name	Fiscal Year	Salary	Bonus	Restricted Stock Awards ($) (#)		Securities Underlying Options
Daniel L. Hefner CEO & President	2005 2004 2003	$67,492 $64,896 $62,400	15,000 15,000	0 0 0	0 0 0	100,000 100,000 100,000	9,000 10,800 10,800

No Executive or employee was compensated over $100,000 for fiscal years 2005, 2004 or 2003.

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

COMPENSATION COMMITTEE

Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's NonQualifying Stock Option Plan approved effective July 10, 2002 and the Employee Stock Incentive Plan approved effective May 27,2003.

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees officers and consultants. These options are granted by the Board at their discretion. As of February 28 ,2005, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the "Plan") for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2005, the Company has 7,000,000 options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2005, the Company has 7,000,000 options available for future issuance under this plan.

At February 28, 2005, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2004 and February 28, 2003 (as there were no awards of stock options during the fiscal year ended February 28, 2005) to the Named Executive Officers covered by the Salary Compensation Table.

OPTION/SAR GRANTS FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
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

*these options are exercisable immediately.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2005, the number of stock options held on February 28, 2005 and the realizable gain of stock options that are "in-the-money."

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of February 28, 2005, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)

Directors and Executive Officers

Robert E. Maxwell (3)	723,360		**
			**
Frank D. Puissegur	0

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	42,821,674		30.35%

All Directors and Executive Officers as a Group (3 persons)	43,545,034	(5)	30.86%

International Commerce and Finance, Inc. Tampa, FL	39,462,721		27.97%
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

Gerald Hoak, of 235 Deerfield Drive, Pottsville, PA 17901, owner of 20 shares or 19.61% of Series A Preferred Stock, and Merit Capital Associates, (substantially owned by Russ and Sylvia Newton) of 1221 Post Road East, Westport, CT 06880 owner of 40 shares or 39.22% of Series A Preferred Stock are the only owners of more than 5% of the class. No director or officer is the beneficial owner of any of the Series A or Series B Preferred Stock.

Beneficial Voting Power Held

The following table sets forth the voting power in the Company's equity securities, as of February 29, 2004 held by: (i) each director of the Company,(ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held(1)

Directors and Executive Officers

Robert E. Maxwell	*
Frank Puissegur	*
Daniel L. Hefner (2)	30.35%
All directors and executive officers as a group (3 persons)	30.86%

International Commerce and Finance (3)	27.28%

----------
* Less than 1%

(1) Based upon 140,573,824 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners ("Beneficial Ownership Table"). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

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

During the year ended February 28, 2005 and February 29, 2004, two executives who are stockholders of the Company deferred approximately $107,000 and $112,000, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2005 totaled $321,710. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During February 28, 2005 and February 29, 2004, the Company issued 4,737,601 and 3,299,986 shares of common stock, respectively, to a related company valued at $80,540 and $84,150, respectively, for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the president and chief executive officer of the Company. Also during the year ended February 29, 2004, the Company issued 15,139,285 shares of common stock to a related company valued at $105,975 in settlement of a payable to an unrelated party.

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, Inc. from a related party for $360,000. As part of this transaction, the Company issued the related company 2,197,802 shares of common stock valued at $30,000. This related company is 100 percent owned by the president and chief executive officer of the Company.

During February 28, 2005 and February 29, 2004, the Company issued 2,368,801 and 1,649,993 shares of common stock, respectively, to a related party valued at $40,270 and $42,075, respectively, for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX
Sequentially
Incorporated Documents	SEC Exhibit Reference	Numbered
------------------------------	----------------------------	---------------

3.1	Certificate of Incorporation of the Registrant,
As amended As filed with the Registrant's
	Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended
As filed with the Registrant's Form SB-2 on
	October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement As filed with the
Registrant's Form SB-2, on October 27, 1995,
	File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the
Registrant’s January 1995 Private Placement, As
filed with the Registrant's Form SB-2 on October 27,
	1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital
Associates, Inc., As filed with the Registrant's Form
	SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the
Registrant issued in the Registrant’s August 1995
Private Placement, As filed with the Registrant's Form
	SB-2 on October 27, 1995, File No. 33-98486 Placement	N/A

4.5	Form of Warrant of the Registrant issued in the
Registrant’s August 1995 Private Placement, As filed
with the Registrant's Form SB-2 on October 27, 1995,
	File No. 33-98486	N/A
4.6	Securities Purchase Agreement dated April 9,
1998, As filed with the Registrant's Form 10KSB
	on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred
Stock, As filed with the Registrant's Form 10 KSB
	on June 13, 1999	N/A

4.8	Stockholders' Agreement dated April 9, 1998,
As filed with the Registrant's Form 10 KSB on
	June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998,
As filed with the Registrant's Form 10 KSB on
	June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO, As filed
	with the Registrant's Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement As filed with the Registrant's
	Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred
Stock, As filed with the Registrant's Form 10-KSB
	on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock,
As filed with the Registrant's Form 10-KSB on
	June 12, 2000	N/A

29

4.14	Amendment to the Articles of Incorporation of
JD American Workwear, Inc. for name change to
American Commerce Solutions, Inc. and the increase
in authorized shares, As filed with the Registrant's
	Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith,
As filed with Registrant's Form 10-KSB on July
	19, 2001	N/A

10.3	Registrant's 1995 Stock Option Plan, As filed with
the Registrant's Form SB-2 on October 27, 1995,
	File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s
1995 Stock Option Plan, As filed with the Registrant's
	Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham,
	As filed with Registrant's Form 10-KSB on June 12, 2000	N/A

10.6	Consulting Agreement with Richard Sullivan, As
	filed with Registrant's Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant
and International Commerce and Finance, Inc.,
	As filed with Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and
Patina Corporation, As filed with Registrant's
	Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene
January 1, 2001, As filed with Registrant's
	Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement Between Registrant and
David N. Debaene June 1, 2001, As filed with
	Registrant's Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant
and Rhode Island truck and Equipment, Corp.
October 31, 2001, As filed with Registrant's
	Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner
dated June 1, 2000, As filed with the Registrant’s
	Form 10-KSB on May 27, 2004	N/A

14	Code of Ethics, As filed with the Registrant’s Form
	10-QSB on May 27, 2004	N/A

31.1	Certification of the Chief Financial Officer Dated May 27, 2005

31.2	Certification of the Chief Executive Officer dated May 27, 2005

30

32	Certification Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed Form 8-K on June 10, 2004 to disclose the acquisition of Crystal Clear Entertainment, Inc. and its sudsidiary Elite Distribution, Inc. from Blue Flame Enterprises, Inc. for a combination of common and preferred stock for a total aggregate appraised value of Crystal Clear Entertainment, Inc. and its subsidiary.

The Company filed Form 8-K on July 8, 2004 to disclose the purchase of assets of Affordable Fiberglass Group from Kenneth W. McCleave for a combination of debt forgiveness, common and preferred stock for a total aggregate appraised value of the assets.

The Company filed Form 8-K on September 14, 2004 to disclose that on September 10, 2004, the Company and Blue Flame Enterprises, Inc. agreed to rescind the acquisition of Crystal Clear Entertainment, Inc. and its subsidiary, Elite Distribution, Inc. which was previously reported on a Form 8-K filed June 10, 2004.

S-8 Filings included by reference

 ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

During 2005 and 2004, we were billed by our accountants, Pender Newkirk & Company, approximately $60,700 and $55,500 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Non-Audit related fees

None

Tax Fees

During 2005 and 2004 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $2,500 and $3,500 to prepare our federal and state tax returns.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 27, 2005                             By: /s/ Daniel L. Hefner
------------------------------------
Daniel L. Hefner, President

Date: May 27, 2005                                By: /s/ Frank D. Puissegur
  ------------------------------------
Frank D. Puissegur, CFO and Chief Accounting Officer