Form 10QSB
period 2005-05-31
AMERICAN COMMERCE SOLUTIONS
filed 2005-07-19
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  YES         ☐ NO

There were 221,400,415 shares of the Registrant’s $.002 par value common stock outstanding as of May 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

American Commerce Solutions, Inc.

PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of May 31, 2005 and for the
Three Months Ended May 31, 2005 and 2004
(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of May 31, 2005 and for the
Three Months Ended May 31, 2005 and 2004
(unaudited)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

May 31, 2005
(unaudited)
Assets
Current assets:
Cash		$37,219
Accounts receivable, net of allowance of $4,612		74,905
Accounts receivable, factored		50,427
Inventory		151,372
Other receivables		113,049
Other current assets		102,897
Total current assets		529,869

Property and equipment, net of depreciation of $1,625,142		5,422,209

Other assets:
Prepaid loan costs		5,864
Intangible assets, net of accumulated amortization		127,722
Real property held for resale		243,150
Total other assets		376,736
		$6,328,814

Liabilities and Stockholders’ Equity
Current liabilities:
Checks drawn in excess of bank balance	$	$1,896
Current portion of notes payable		1,157,143
Current portion of notes payable, related parties		379,048
Accounts payable		249,247
Accrued expenses		323,080
Accrued interest		137,085
Due to stockholders		349,660
Deferred revenue		26,212
Total current liabilities		2,623,371

Notes payable, related parties, net of current portion		18,106

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617		3
Common stock; $.002 par value; 350,000,000 shares authorized; 221,922,415 shares issued; 221,400,415 shares outstanding		443,846
Additional paid-in capital		18,739,396
Note receivable for exercise of options		(34,000)
Stock subscription receivable		(10,000)
Treasury stock, at cost		(265,526)
Accumulated deficit		(15,132,085)
Loan costs from issuance of common stock		(54,297)
Total stockholders’ equity		3,687,337
		$6,328,814

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended May 31,
	2005	2004

Net sales	$654,899	$652,346

Cost of goods sold	459,221	422,452

Gross profit	195,678	229,894

Selling, general and administrative expenses	543,571	554,832

Loss from operations	(347,893)	(324,938)

Other income (expense)	16,195	18,982
Derecognition of liabilities	78,290
Interest expense	(36,727)	(35,554)
Total other income (expense)	57,758	(16,572)

Net loss	$(290,135)	$(341,510)

Net loss per common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	_202,885,147	146,411,041

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended May 31,
	2005		2004
Operating activities:
Net loss	$(290,135)		$(341,510)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	108,741		95,793
Options issued to consultants and employees	15,000	2	30,600
Gain on write down of debt	(35,000)
Increase in allowance for doubtful accounts	(1,979)
Decrease (increase) in:
Accounts receivables	9,933		36,925
Inventory	(10,065)		(12,116)
Other receivables and other assets	167,210		36,066
Increase (decrease) in:
Accounts payable and accrued expenses	9,446		61,353
Deferred income	8,593		14,435
Total adjustments	271,879		263,056
Net cash used by operating activities	(18,256)		(78,454)

Investing activities:
Decrease (increase) in other receivables			(24,949)
Acquisition of property and equipment	(4,347)		(54,331)
Net cash (used) by investing activities	(4,347)		(79,280)

Financing activities:
Increase in checks drawn in excess of bank balance	1,896		15,918
(Decrease) increase in due from factor	(17,476)		8,974
Proceeds from notes payable and long-term debt	40,000		20,500
Principal payments on notes payable and capital leases	(88,618)		(85,647)
Increase in advances from stockholders	27,950		27,950
Exercise of stock options and warrants	32,564		136,969
Net cash (used) provided by financing activities	(3,684)		124,664

Net decrease in cash	(26,287	))))	(33,070)

Cash, beginning of period	63,506		79,363

Cash, end of period	$37,219		$46,293

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$87,852		$25,361

During the three months ended May 31, 2005, the Company increased notes payable by $6,487 for an accrual of interest.

During the three months ended May 31, 2005, The Company assigned $252,756 of debt and related accrued interest to a related party in exchange for 12,637,772 shares of common stock.  Also, the company converted $330,148 of debt and related accured interest to a related party to 16,507,417 shares of common stock.

.
During the three months ended May 31, 2005 the company issued 5,000,000 shares of common stock in exchange for a consulting agreement valued at 100,000.  The Company issued a note receivable of  $34,000 upon the exercise of 2,000,000 options by a consultant.

During the three months ended May 31, 2004, the Company increased notes payable by $7,105 for an accrured of interest

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2005 and for the
Three Months Ended May 31, 2005 and 2004
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

2.         Stock Based Compensation

At May 31, 2005, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $9,000 and $30,600 for the three month periods ended May 31, 2005 and 2004, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended
	May 31, 2005		May 31, 2004
Net loss, as reported	$(290,135)		$(341,510)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)		(0)

Pro forma net loss	$(290,135)		$(341,510)

Net loss per share:
As reported	$(.0	0)	$(.00)
Pro forma	$(.0	0)	$(.00)

3.         Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $18,256 of cash in operations for the three months ended May 31, 2005. The Company recorded losses from continuing operations of $290,135 for the three months ended May 31, 2005. Current liabilities exceed current assets by $2,093,502 at May 31, 2005. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4.         Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2005 and 2004, (b) the financial position at May 31, 2005, and (c) cash flows for the three month periods ended May 31, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2005. The results of operations for the three month period ended May 31, 2005 are not necessarily indicative of those to be expected for the entire year.

5.         Accounts Receivable, Factored

During the three months ended May 31, 2005, the Company factored receivables of approximately $335,122. In connection with the factoring agreement, the Company incurred fees of approximately $10,000 during the three months ended May 31, 2005. As of May 31, 2005, certain vendors had remitted $22,287 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6.         Common Stock and Stock Options

During the three months ended May 31, 2005 the Company issued 5,000,000 shares of common stock for services valued at $100,000, the Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148.For the three months ended May 31, 2004, the Company did not issue any shares of common stock for services.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the three months ended May 31, 2005 the Company recorded a note receivable for the exercise price of $34,000 when 2,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $6,000. During the three months ended May 31, 2004, there were no options issued to non-employees.

During the period ended May 31, 2005 and 2004, the Company granted 3,000,000 and 6,800,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7.        Segment Information

The Company has two reportable segments during  2005 and 2004 manufacturing and fiberglass.  Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies.  Therefore, for the three months ended May 31, 2005 and 2004 the Company has included segment reporting.

For the three months ended May 31, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$556,934	$97,965		$654,899

Interest expense, net	$27,050	$0	$9,677	$36,727

Depreciation and amortization	$74,002	$34,566	$173	$108,741

Net (loss)	$(62,560)	$(72,520)	$(155,055)	$(290,135)

Property and equipment, net of accumulated depreciation	$4,563,895	$856,014	$2,300	$5,422,209

Segment assets	$5,137,046	$1,049,883	$141,885	$6,328,814

For the three months ended May 31, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$535,564	$116,782	0	$652,346

Interest expense	$24,994	$0	$10,560	$35,554

Depreciation and amortization	$81,629	$13,991	$173	$95,793

Net (loss)	$(63,959)	$(41,411)	$(236,140)	$(341,510)

Property and equipment, net of accumulated depreciation	$4,950,074	$174,011	$2,990	$5,127,075

Segment assets	$5,542,456	$388,106	$364,632	$6,295,194

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.  Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS

This filing contains forward-looking statements. The words "anticipated," “believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2005 and 2004. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company, Inc. manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2005 AND 2004.

General

The Company's consolidated net sales increased to $654,899 for the three months ended May 31, 2005, an increase of $2,553 or .3%, from $652,346 for the three months ended May 31, 2004.

Gross profit for the consolidated operations decreased to $195,678 for the three months ended May 31, 2005 from $229,894 for the three months ended May 31, 2004. Gross profit as a percentage of sales was 30% and 35% for the three month periods ended May 31, 2005 and 2004, respectively. The decrease in gross profit was due to a lower gross profit margin related to Chariot Manufacturing Company, Inc.

Consolidated interest expense, net for the three months ended May 31, 2005 was $36,727 as compared to $35,554 for same period in 2004 for an increase of $1,173 or 3%.

Selling, general and administrative expenses decreased to $543,571 for the three months ended May 31, 2005 as compared to $554,832 for the three months ended May 31, 2004, a decrease of $11,261 or 2%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2004 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $290,135 for the three months ended May 31, 2005 compared to a loss of $341,510 for the three months ended May 31, 2004. The decrease in the consolidated net loss is primarily due to the reduction of selling, general and administrative expenses and the forgiveness of debt during the three months ended May 31, 2005 of $78,290. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $556,934 for the three months ended May 31, 2005 compared to $535,564 for the three months ended May 31, 2004. The machining operations provided $246,494 or 44% of net sales with parts and service providing $310,440 or 56% of net sales for the three months ended May 31, 2005 as compared to machining operations contributing $171,168 or 32% of net sales with parts and service providing $364,396 or 68% of net sales for the three months ended May 31, 2004. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended May 31, 2005 as compared to the three months ended May 31, 2004.

Gross profit from the International Machine and Welding, Inc. was $181,340 for the three months ended May 31, 2005 compared to $203,125 for the same period in 2004 providing gross profit margins of 33% and 38%, respectively. The decrease in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $216,880 for the three months ended May 31, 2005 compared to $242,781 for the three months ended May 31, 2004. The decrease in selling, general and administrative expenses is due to increased controls over spending by management.

Interest expense, net was $27,050 for the three months ended May 31, 2005 compared to $24,994 for the same period ended 2004. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $97,965 for the three months ended May 31, 2005 as compared to $116,782 for the same period in 2004. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished.

Gross profit from Chariot was $14,307 for the three months ended May 31, 2005 providing a gross profit margin of 15% as compared to $26,769 providing a gross profit margin of 23% for the same period in 2004. The decrease in gross profit and the related gross profit margin was due to reduced sales with static or increased cost of goods sold.

Selling, general and administrative expenses were $88,022 for the three months ended May 31, 2005 as compared to $68,416 for the same period in 2004. The increase in selling, general and administrative expenses was due to the addition of an administrative assistant.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2005 and 2004, the Company used net cash from operating activities of $18,256 and $78,454, respectively. This decrease in cash used by operating activities is primarily due to a decrease in other receivables and other assets during the three months ended May 31, 2005 as compared to the same period in 2004.

During the three months ended May 31, 2005 and 2004, the Company used cash for investing activities of $4,347 and $79,280, respectively. The decrease in net cash used for investing activities is primarily due to the decrease in acquisition of property and equipment and other receivables during 2004 that did not occur during the same period in 2005.

During the three months ended May 31, 2005 and 2004, the Company (used) provided cash from financing activities of ($3,684) and $124,664, respectively. The decrease in net cash provided from financing activities is due to the decrease in exercise of stock options and warrants during 2005.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through May 31, 2005. As of May 31, 2005, working capital deficit was $2,093,502. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

EXHIBITS

Exhibits included herewith are:

31.1	Certification of the Chief Financial Officer dated July 15, 2005

31.2       Certification of the Chief Executive Officer dated July 15, 2005

32        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended May 31, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 4, 2005, 3,000,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.02).

On March 15, 2005, 5,000,000 shares of common stock were issued to a consultant for services valued at $100,000.

On April 21, 2005, 12,637,772 shares of common stock were issued to a related party in exchange for the assignment of debt and related accrued interest valued at $252,756.

On April 21, 2005, 16,507,417 shares of common stock were issued to a related party in conversion of debt and related accrued interest valued at $330,148.

On May 9, 2005, 2,000,000 shares of common stock were issued to a consultant in conversion of options at 85% of fair value on the date the options were issued ($0.02)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $396,013 of notes payable. The amount of principal payments in arrears was $269,488, with an additional amount of $126,525 of interest due at May 31, 2005. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2005, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

American Commerce Solutions, Inc.

Date: July 15, 2005	By:	/s/ Daniel L. Hefner
Daniel L. Hefner
Title: President

American Commerce Solutions, Inc

Date: July 15, 2005	By:	/s/ Frank D. Puissegur
Frank D. Puissegur
Title: Accounting Officer