Form 10QSB
period 2005-08-31
AMERICAN COMMERCE SOLUTIONS
filed 2005-10-17
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  YES         ☐ NO

There were 224,400,415 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

American Commerce Solutions, Inc.

Contents

Part I - Financial Information

Item 1.	Consolidated Financial Statements

Item 2.	Management’s Discussion & Analysis

Item 3.	Controls and Procedures

Part II - Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of August 31, 2005 and for the
Three and Six Months Ended August 31, 2005 and 2004
(unaudited)

                                                                                             Page 3

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of August 31, 2005 and for the
Three Months and Six Months Ended August 31, 2005 and 2004
(unaudited)

Contents

Consolidated Financial Statements:

Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

August 31, 2005
(unaudited)
Assets
Current assets:
Cash		$37,903
Accounts receivable, net of allowance of $19,212		60,460
Accounts receivable, factored		54,283
Inventory		144,011
Other receivables		118,042
Other current assets		122,656
Total current assets		537,355

Property and equipment, net of accumulated depreciation of $1,726,100		5,357,841

Other assets:
Prepaid loan costs		2,912
Intangible assets, net of accumulated amortization		118,222
Real property held for resale		243,150
Total other assets		364,284
		$6,259,480

Liabilities and Stockholders’ Equity
Current liabilities:
Checks drawn in excess of bank balance	$	$15,282
Current portion of notes payable		1,360,890
Current portion of notes payable, related parties		156,525
Accounts payable		232,697
Accrued expenses		159,843
Accrued interest		142,343
Due to stockholders		487,110
Deferred revenue		19,247
Total current liabilities		2,573,937

Notes payable, related parties, net of current portion		16,847

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617		3
Common stock; $.002 par value; 350,000,000 shares authorized; 224,922,415 shares issued; 224,400,415 shares outstanding		449,846
Additional paid-in capital		18,790,396
Stock subscription receivable		(10,000)
Treasury stock, at cost		(265,526)
Accumulated deficit		(15,268,874)
Loan costs from issuance of common stock		(27,149)
Total stockholders’ equity		3,668,696
		$6,259,480
 The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2005	2004	2005	2004

Net sales	$665,450	$756,705	$1,320,349	$1,409,051

Cost of goods sold	433,656	522,302	892,877	944,754

Gross profit	231,794	234,403	427,472	464,297

Selling, general and administrative expenses	625,137	556,390	1,168,708	1,111,222

Loss from operations	(393,343)	(321,987)	(741,236)	(646,925)

Other income (expense)	280,448	(28,030)	296,643	(9,048)
Gain on forgiveness of debt	20,020		98,310
Interest expense	(43,914)	(41,560)	(80,641)	(77,114)
Total other income (expense)	256,544	(69,590)	314,312	(86,162)

Net loss	$(136,789)	$(391,577)	$ (426,924)	$(733,087)

Net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	_222,737,372	150,687,683	212,811,259	148,288,362

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Six Months Ended August 31,
	2005	2004
Operating activities:
Net loss	$(426,924)	$(733,087)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	219,199	205,002
Stock issued for services	27,000
Options issued to consultants and employees	21,000	38,442
Gain on forgiveness of debt	(98,310)
Gain on write down of debt	(15,000)
Loss on involuntary conversion of assets		32,898
Increase in allowance for doubtful accounts	12,621	3,786
Decrease (increase) in:
Accounts receivables	9,778	58,321
Inventory	(2,704)	(17,365)
Other receivables and other assets	226,835	(154,435)
Increase (decrease) in:
Accounts payable and accrued expenses	(106,773)	278,477
Deferred income	1,628	19,671
Total adjustments	295,274	464,797
Net cash (used) by operating activities	(131,650)	(268,290)

Investing activities:
Decrease in other receivables		83,225
Acquisition of property and equipment	(40,937)	(56,241)
Net cash (used) provided by investing activities	(40,937)	26,984

Financing activities:
(Decrease) increase in bank overdraft	15,282
Increase in due from factor	(21,332)	(6,788)
Proceeds from notes payable and long-term debt	57,741	56,190
Principal payments on notes payable and capital leases	(106,394)	(133,553)
Proceeds from advances from stockholders	165,400	12,300
Proceeds from issuance of common stock		39,860
Exercise of stock options and warrants	36,287	249,782
Net cash provided by financing activities	146,984	217,791

Net decrease in cash	(25,603)	(23,515)

Cash, beginning of period	63,506	79,363

Cash, end of period	$37,903	$55,848

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$158,860	$51,446

During the six months ended August 31, 2005 and 2004, the Company increased notes payable by $12,577 and $14,089, respectively for an accrual of interest.

During the six months ended August 31, 2005, the Company assigned $252,756 of debt and related accrued interest to a related party in exchange for 12,637,772 shares of common stock. Also, the Company converted $330,148 of debt and related accrued interest to a related party for 16,507,417 shares of common stock.

During the six months ended August 31, 2005, the Company issued 5,000,000 shares of common stock in exchange for a prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month. The Company issued a note receivable of $34,000 upon the exercise of 2,000,000 options by a consultant.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of August 31, 2005 and for the
Three and Six Months Ended August 31, 2005 and 2004
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

2.         Stock Based Compensation

At August 31, 2005, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $6,000 , $15,000, $30,600 and $30,600 for the three and six month periods ended August 31, 2005 and 2004, respectively, in stock-based employee compensation cost which is reflected in net loss.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The lack of additional stock based employee compensation expense under the fair value based method of accounting is a direct result of the options being exercised immediately.

	Three Months Ended		Six Months Ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Net loss, as reported	$(136,789)	$(391,577)	$(426,924)	$(733,087)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(0)	(0)	(0)

Pro forma net loss	$(136,789)	$(391,577)	$(426,924)	$(733,087)

Net loss per share:
As reported	$(.00)	$(.00)	$(.00)	$(.01)
Pro forma	$(.00)	$(.00)	$(.00)	$(.01)

3.         Going Concern

The Company has incurred substantial operating losses since inception and has used $105,560 of cash in operations for the six months ended August 31, 2005. The Company recorded losses from continuing operations of $136,789 and $426,924 for the three and six months ended August 31, 2005. Current liabilities exceed current assets by $2,036,582 at August 31, 2005. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4.         Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2005 and 2004, (b) the financial position at August 31, 2005, and (c) cash flows for the six month periods ended August 31, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2005. The results of operations for the three and six month periods ended August 31, 2005 are not necessarily indicative of those to be expected for the entire year.

5.        Accounts Receivable, Factored

During the six months ended August 31, 2005, the Company factored receivables of $476,144. In connection with the factoring agreement, the Company incurred fees of approximately $15,400 and $25,400 during the three and six months ended August 31, 2005. As of August 31, 2005, certain vendors had remitted $52,093 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6.        Common Stock and Stock Options

During the six months ended August 31, 2005 the Company issued 5,000,000 shares of common stock in exchange for a  prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month. The Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148. Also during the six months ended August 31, 2005, the Company issued 1,000,000 shares of common stock to a related party for services rendered valued at $17,000.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the six months ended August 31, 2005 the Company recorded a note receivable for the exercise price of $34,000 when 2,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $6,000. During the six months ended August 31, 2004, there were 7,000,000 options issued and exercised by non-employees.

During the period ended August 31, 2005 and 2004, the Company granted 5,000,000 and 6,800,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7.       Segment Information

The Company has two reportable segments during 2005 and 2004; manufacturing and fiberglass.  Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies.  Therefore, for the three and six months ended August 31, 2005 and 2004 the Company has included segment reporting.

For the three months ended August 31, 2005, information regarding operations by segment is as follows:

Manufacturing		Fiberglass	Other	Total

Revenue	$619,119	$46,331		$665,450

Interest expense, net	$32,184	$4,486	$7,244	$43,914

Depreciation and amortization	$74,779	$26,006	$172	$100,957

Net Income (loss)	$252,632	$(69,924)	$(319,497)	$(136,789)

For the three months ended August 31, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$640,577	$116,128	0	$756,705

Interest expense	$25,887	$0	$15,673	$41,560

Depreciation and amortization	$81,478	$27,559	$172	$109,209

Net (loss)	$(92,204)	$(85,785)	$(213,588)	$(391,577)

For the six months ended August 31, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$1,176,053	$144,296		$1,320,349

Interest expense	$59,234	$4,486	$16,921	$80,641

Depreciation and amortization	$148,781	$51,073	$345	$200,199

Net (loss)	$190,072	$(142,444)	$(474,552)	$(426,924)

Property and equipment, net of accumulated depreciation	$4,500,515	$855,199	$2,127	$5,357,841

Segment assets	$5,043,974	$1,023,645	$191,861	$6,259,480

For the six months ended August 31, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total

Revenue	$1,176,141	$232,910	0	$1,409,051

Interest expense	$50,881	$0	$26,233	$77,114

Depreciation and amortization	$163,107	$41,550	$345	$205,002

Net (loss)	$(156,163)	$(127,196)	$(449,728)	$(733,087)

Property and equipment, net of accumulated depreciation	$4,760,511	$924,778	$2,818	$5,688,107

Segment assets	$5,417,947	$1,124,367	$125,302	$6,667,616

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

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and six months ended August 31, 2005 and 2004. To facilitate the readers understanding of the Company's financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company, Inc. manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs and modification of existing Chariot Trailers.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005 AND 2004.

General

The Company's consolidated net sales decreased to $665,450 for the three months ended August 31, 2005, a decrease of $91,255 or 12%, from $756,705 for the three months ended August 31, 2004. The decrease in net sales was due to a Chariot Manufacturing closing the plant for production while it completed some additional molds.
Gross profit for the consolidated operations decreased to $231,794 for the three months ended August 31, 2005 from $234,403 for the three months ended August 31, 2004. Gross profit as a percentage of sales was 35% and 31% for the three month periods ended August 31, 2005 and 2004, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Consolidated interest expense, net for the three months ended August 31, 2005 was $43,914 as compared to $41,560 for same period in 2004 for a decrease of $2,354 or 6%. The decrease in interest expenses is due to the forgiveness of debt.

Selling, general and administrative expenses increased to $625,137 for the three months ended August 31, 2005 as compared to $556,390 for the three months ended August 31, 2004, an increase of $68,747 or 12%. The increase was primarily due to the increase in management salary of $109,500, net of the loss of two employees of approximately $30,400.

The Company incurred a net consolidated loss of $136,789 for the three months ended August 31, 2005 compared to a loss of $391,577 for the three months ended August 31, 2004. The decrease in the consolidated net loss is primarily due to the $296,166 gain on the settlement related to the hurricane losses, which is included in other income in the Statement of Operations. As a result of the continued losses, the Independent Auditors have questioned the Company's continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $619,119 for the three months ended August 31, 2005 compared to $640,577 for the three months ended August 31, 2004. The machining operations provided $280,338 or 45% of net sales with parts and service providing $338,781 or 55% of net sales for the three months ended August 31, 2005 as compared to machining operations contributing $250,230 or 39% of net sales with parts and service providing $390,347 or 61% of net sales for the three months ended August 31, 2004. The overall decrease in net sales is due to the merger of three of our customers which impacted our total retail sales.

Gross profit from the International Machine and Welding, Inc. was $226,280 for the three months ended August 31, 2005 compared to $208,142 for the same period in 2004 providing gross profit margins of 36% and 32%, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $239,930 for the three months ended August 31, 2005 compared to $243,063 for the three months ended August 31, 2004.

Interest expense, net was $32,184 for the three months ended August 31, 2005 compared to $25,887 for the same period ended 2004. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $46,331 for the three months ended August 31, 2005 as compared to $116,128 for the same period in 2004. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished.

Gross profit from Chariot was $5,646 for the three months ended August 31, 2005 providing a gross profit margin of 12% as compared to $26,261 providing a gross profit margin of 23% for the same period in 2004. The decrease in gross profit and the related gross profit margin was due to reduced sales with static or increased cost of goods sold.

Selling, general and administrative expenses were $76,770 for the three months ended August 31, 2005 as compared to $112,124 for the same period in 2004. The decrease in selling, general and administrative expenses was due to the elimination of 2 key employees which amounted to approximately $30,400.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2005 AND 2004.

General

The Company's consolidated net sales decreased to $1,320,349 for the six months ended August 31, 2005, a decrease of $88,702 or .6%, from $1,409,051 for the six months ended August 31, 2004.

Gross profit for the consolidated operations decreased to $427,472 for the six months ended August 31, 2005 from $464,297 for the six months ended August 31, 2004. Gross profit as a percentage of sales was 32% and 33% for the six month periods ended August 31, 2005 and 2004, respectively. The decrease in gross profit was due to Chariot Manufacturing closing the plant for production while it completed some additional molds.

Consolidated interest expense, net for the six months ended August 31, 2005 was $80,641as compared to  $77,114 for same period in 2004 for a increase of $3,527 or 5%.

Selling, general and administrative expenses increased to $1,168,708 for the six months ended August 31, 2005 as compared to $1,111,222 for the six months ended August 31, 2004, an increase of $57,486 or 5%. The increase was primarily due to the increase in management salary of $109,500, net of the loss of two employees of approximately $30,400.

The Company incurred a net consolidated loss of $426,924 for the six months ended August 31, 2005 compared to a loss of $733,087 for the six months ended August 31, 2004. The decrease in the consolidated net loss is primarily due to the gain on the forgiveness of debt and the income from the insurance settlement on the hurricane damages.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,176,053 for the six months ended August 31, 2005 compared to $1,176,141 for the six months ended August 31, 2004. The machining operations provided $526,830 or 45% of net sales with parts and service providing $649,223 or 55% of net sales for the six months ended August 31, 2005 as compared to machining operations contributing $421,396 or 36% of net sales with parts and service providing $754,745 or 64% of net sales for the six months ended August 31, 2004.

Gross profit from the International Machine and Welding, Inc. was $407,519 for the six months ended August 31, 2005 compared to $411,267 for the same period in 2004 providing gross profit margins of 35% and 35%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $456,810 for the six months ended August 31, 2005 compared to $485,844 for the six months ended August 31, 2004. The decrease in selling, general and administrative expenses is due to increased controls over spending by management.

Interest expense, net was $59,234 for the six months ended August 31, 2005 compared to $50,881 for the same period ended 2004. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $144,296 for the six months ended August 31, 2005 as compared to $232,910 for the same period in 2004. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished.

Gross profit from Chariot was $19,953 for the six months ended August 31, 2005 providing a gross profit margin of 14% as compared to $53,030 providing a gross profit margin of 23% for the same period in 2004. The decrease in gross profit and the related gross profit margin was due to reduced sales with static or increased cost of goods sold.

Selling, general and administrative expenses were $164,792 for the six months ended August 31, 2005 as compared to $180,540 for the same period in 2004.  The decrease in selling, general and administrative expenses was due to the elimination of 2 key employees which amounted to approximately $30,400.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2005 and 2004, the Company used net cash from operating activities of $105,560 and $268,290, respectively. This decrease in cash used by operating activities is primarily due to a decrease in other receivables and other assets during the six months ended August 31, 2005 as compared to the same period in 2004.

During the six months ended August 31, 2005 and 2004, the Company used cash for investing activities of $40,937 and provided cash of $26,984, respectively. The increase in net cash used for investing activities is primarily due to the increase in acquisition of property and equipment and other receivables during 2004 that did not occur during the same period in 2005.

During the six months ended August 31, 2005 and 2004, the Company provided cash from financing activities of $146,984 and $217,791, respectively. The decrease in net cash provided from financing activities is due to the decrease in exercise of stock options and warrants during 2005.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through August 31, 2005. As of August 31, 2005, working capital deficit was $2,036,582. To the extent that the cash flows from operations are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

We value our property and equipment at cost.  Amortization and depreciation are calculated using the straight-line and accelerated methods of accounting over the estimated useful lives of the assets.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewal are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

EXHIBITS

Exhibits included herewith are:

31.1	Certification of the Chief Financial Officer dated October 14, 2005

31.2 Certification of the Chief Executive Officer dated October 14, 2005

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the six months ended August 31, 2005, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 4, 2005, 3,000,000 shares of common stock were issued to employees in conversion of options at 85% of fair value on the date the options were issued ($0.02).

On March 15, 2005, 5,000,000 shares of common stock were issued in exchange for a prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month.

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

On July 18, 2005, 1,000,000 shares of common stock were issued to an employee for services valued at $17,000.

On July 24, 2005, 2,000,000 shares of common stock were issued to employees in conversion of options at 85% of fair value at the date the options were issued ($0.02).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $462,159 of notes payable. The amount of principal payments in arrears was $327,126, with an additional amount of $135,033 of interest due at August 31, 2005. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the six month period ended August 31, 2005, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 14, 2005 By: /s/ Daniel L. Hefner
------------------------------------
Daniel L. Hefner, President

Date: October 14, 2005 By: /s/ Frank D. Puissegur
------------------------------------
Frank D. Puissegur, CFO and Chief
Accounting Officer