Form 10QSB
period 2005-11-30
AMERICAN COMMERCE SOLUTIONS
filed 2006-01-17
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act):    ☐  YES    ☒  NO

There were 226,400,415 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2005

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I

FINANCIAL INFORMATION

As of November 30, 2005 and for the

Three and Nine Months Ended November 30, 2005 and 2004

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

November 30, 2005

(unaudited)

Assets
Current assets:
Cash	$39,143
Accounts receivable, net of allowance of $11,441	27,695
Accounts receivable, factored	44,412
Inventory	163,894
Other receivables	112,272
Other current assets	128,519

Total current assets	515,935

Property and equipment, net of depreciation of $1,826,849	5,277,583

Other assets:
Intangible assets, net of accumulated amortization	108,723
Real property held for resale	243,150

Total other assets	351,873

$6,145,391

Liabilities and Stockholders’ Equity
Current liabilities:
Checks drawn in excess of bank balance	$616
Current portion of notes payable	1,472,288
Accounts payable	276,807
Accrued expenses	164,438
Accrued interest	116,656
Due to stockholders	536,960
Deferred revenue	13,850

Total current liabilities	2,581,615

Notes payable, net of current portion	21,116

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 226,922,415 shares issued; 226,400,415 shares outstanding	453,846
Additional paid-in capital	18,822,112
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(15,457,775)

Total stockholders’ equity	3,542,660

$6,145,391

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2005	2004	2005	2004
Net sales	$491,621	$742,674	$1,811,970	$2,151,725

Cost of goods sold	294,523	523,210	1,187,400	1,467,964

Gross profit	197,098	219,464	624,570	683,761

Selling, general and administrative expenses	466,663	547,148	1,635,371	1,658,370

Loss from operations	(269,565)	(327,684)	(1,010,801)	(974,609)

Other (expense) income	25,067	(16,381)	321,710	(25,429)
Gain on forgiveness of debt	93,336		191,646
Interest expense	(37,740)	(42,020)	(118,381)	(119,134)

Total other expense	80,663	(58,401)	394,975	(144,563)

Net loss	$(188,902)	$(386,085)	$(615,826)	$(1,119,172)

Net loss per common share	$(.00)	$(.00)	$(.00)	$(.01)

Weighted average number of common shares outstanding	226,136,679	164,865,448	216,617,916	153,773,871

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2005	2004
Operating activities:
Net loss	$(615,826)	$(1,119,172)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	329,448	327,527
Stock issued for services	17,000	80,000
Options issued to consultants and employees	27,000	68,036
Loss on involuntary conversion of assets		32.898
Gain on forgiveness of debt	(191,646)
Write off of debt	(15,000)
Increase in allowance for doubtful accounts	4,850	3,786
Decrease (increase) in:
Accounts receivables	50,314	69,307
Inventory	(22,587)	(9,378)
Other receivables and other assets	260,505	(226,162)
Increase (decrease) in:
Accounts payable and accrued expenses	4,140	306,643
Deferred income	(3,769)	10,243

Total adjustments	460,255	662,900

Net cash used by operating activities	(155,571)	(456,272)

Investing activities:
Decrease (increase) in other receivables		83,225
Acquisition of property and equipment	(61,428)	(70,204)

Net cash (used) provided by investing activities	(61,428)	13,021

Financing activities:
Increase in checks drawn in excess of bank balance	616	25,978
Increase in due from factor	(11,461)	(2,284)
Proceeds from notes payable and long-term debt	78,990	63,210
Principal payments on notes payable and capital leases	(163,060)	(178,880)
Proceeds from advances from stockholders	215,250	35,036
Proceeds from issuance of common stock		39,860
Exercise of stock options and warrants	72,301	410,964

Net cash provided by financing activities	192,636	393,884

Net (decrease) increase in cash	(24,363)	(49,367)

Cash, beginning of period	63,506	79,363

Cash, end of period	$39,143	$29,996

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$228,191	$87,852

During the nine months ended November 30, 2005 and 2004, the Company increased notes payable by $18,546 and $20,956, respectively for an accrual of interest.

During the nine months ended November 30, 2005, the Company assigned $252,756 of debt and related accrued interest to a related party in exchange for 12,637,772 shares of common stock. Also, the Company converted $330,148 of debt and related accrued interest to a related party for 16,507,417 shares of common stock.

During the nine months ended November 30, 2005, the Company issued 5,000,000 shares of common stock in exchange for a prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month. The Company issued a note receivable of $34,000 upon the exercise of 2,000,000 options by a consultant.

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

As of November 30, 2005 and for the

Three and Nine Months Ended November 30, 2005 and 2004

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

2. Stock Based Compensation

At November 30, 2005, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company recognized $6,000, $21,000, $15,000 and $45,600 for the three and nine month periods ended November 30, 2005 and 2004, respectively, in stock-based employee compensation cost which is reflected in net loss. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Net loss, as reported	$(188,902)	$(386,085)	$(615,826)	$(1,119,172)
Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	0	0		0

Pro forma net loss	$(188,902)	$(386,085)	$(615,826)	$(1,119,172)

Net loss per share:
As reported	$(.00)	$(.00)	$(.00)	$(.01)
Pro forma	$(.00)	$(.00)	$(.00)	$(.01)

3. Going Concern

The Company has incurred substantial operating losses since inception and has used $155,571 of cash in operations for the nine months ended November 30, 2005. The Company recorded losses from continuing operations of $188,902 and $615,826 for the three and nine months ended November 30, 2005, respectively. Current liabilities exceed current assets by $2,065,680 at November 30, 2005. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management continues its current business strategy to expand into other lines of business through the acquisition of other companies in exchange for the Company’s stock. Management is currently negotiating new debt financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to complete additional business acquisitions. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2005 and 2004, (b) the financial position at November 30, 2005, and (c) cash flows for the nine month periods ended November 30, 2005 and 2004, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2005. The results of operations for the three and nine month periods ended November 30, 2005 are not necessarily indicative of those to be expected for the entire year.

5. Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. The Company cannot precisely determine the future impact on earnings that will result from the adoption of SFAS No 123R.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

6. Accounts Receivable, Factored

During the nine months ended November 30, 2005, the Company factored receivables of $810,680. In connection with the factoring agreement, the Company incurred fees of approximately $13,300 and $38,700 during the three and nine months ended November 30, 2005. As of November 30, 2005, certain customers had remitted $45,721 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Common Stock and Stock Options

During the nine months ended November 30, 2005 the Company issued 5,000,000 shares of common stock in exchange for a prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month. The Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148. Also during the nine months ended November 30, 2005, the Company issued 1,000,000 shares of common stock to a related party for services rendered valued at $17,000.

Stock-based compensation to non-employees is valued using the Black-Scholes option pricing model. During the nine months ended November 30, 2005 the Company recorded a note receivable for the exercise price of $34,000 when

2,000,000 options to purchase common stock were issued to and exercised by consultants. The Company also issued 2,000,000 options to an employee and recorded total compensation expense in conjunction with these issuances of $12,000. During the nine months ended November 30, 2004, there were 7,000,000 options issued and exercised by non-employees.

During the period ended November 30, 2005 and 2004, the Company granted 7,000,000 and 11,800,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

8. Segment Information

The Company has two reportable segments during 2005 and 2004; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2005 and 2004 the Company has included segment reporting.

For the three months ended November 30, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$472,755	$18,866		$491,621
Interest expense	$27,414	$2,199	$8,127	$37,740
Depreciation and amortization	$75,040	$54,037	$172	$129,249
Net loss	$(52,987)	$(55,346)	$(80,569)	$(188,902)

For the nine months ended November 30, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,648,808	$163,162		$1,811,970
Interest expense	$86,648	$6,685	$25,048	$118,381
Depreciation and amortization	$223,821	$105,110	$517	$329,448
Net income (loss)	$137,085	$(197,790)	$(555,121)	$(615,826)
Property and equipment, net of accumulated depreciation	$4,445,966	$829,662	$1,955	$5,277,583
Segment assets	$4,990,708	$994,471	$171,465	$6,156,644

For the three months ended November 30, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$668,721	$73,953		$742,674
Interest expense	$23,937	$0	$18,083	$42,020
Depreciation and amortization	$81,112	$41,240	$173	$122,525
Net (loss)	$(56,613)	$(86,524)	$(242,948)	$(386,085)

For the nine months ended November 30, 2004, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,844,862	$306,863		$2,151,725
Interest expense	$74,818	$0	$44,316	$119,134
Depreciation and amortization	$244,219	$82,790	$518	$327,527
Net (loss)	$(212,776)	$(213,720)	$(692,676)	$(1,119,172)
Property and equipment, net of accumulated depreciation	$4,714,012	$898,388	$2,645	$5,615,045
Segment assets	$5,418,558	$1,083,637	$132,406	$6,634,601

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2005 and 2004. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and nine months ended November 30, 2005 and 2004. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2005 AND 2004.

General

The Company’s consolidated net sales decreased to $491,621 for the three months ended November 30, 2005, a decrease of $251,053 or 34%, from $742,674 for the three months ended November 30, 2004. The decrease in net sales was due to Chariot Manufacturing closing the plant for production while it completed some additional molds and to the merger of three of our manufacturing customers which impacted our total retail sales for the manufacturing subsidiary.

Gross profit for the consolidated operations decreased to $197,098 for the three months ended November 30, 2005 from $219,464 for the three months ended November 30, 2004. Gross profit as a percentage of sales was 40% and 30% for the three month periods ended November 30, 2005 and 2004, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Consolidated interest expense for the three months ended November 30, 2005 was $37,740 as compared to $42,020 for same period in 2004. The overall decrease in interest expense was due to the overall decrease in long term debt.

Selling, general and administrative expenses decreased to $466,663 for the three months ended November 30, 2005 as compared to $547,148 for the three months ended November 30, 2004, a decrease of $80,485 or 15%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2003 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $188,902 for the three months ended November 30, 2005 compared to a loss of $386,085 for the three months ended November 30, 2004. The decrease in the consolidated net loss is primarily due to the reduction of selling, general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $472,755 for the three months ended November 30, 2005 compared to $668,721 for the three months ended November 30, 2004. The machining operations provided $194,020 or 41% of net sales with parts and service providing $278,735 or 59% of net sales for the three months ended November 30, 2005 as compared to machining operations contributing $266,424 or 40% of net sales with parts and service providing $402,297 or 60% of net sales for the three months ended November 30, 2004. The overall decrease in net sales is due to the merger of three of our customers which impacted our total retail sales.

Gross profit from the International Machine and Welding, Inc. was $195,619 for the three months ended November 30, 2005 compared to $222,924 for the same period in 2004 providing gross profit margins of 41% and 33%, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $224,548 for the three months ended November 30, 2005 compared to $220,336 for the three months ended November 30, 2004.

Interest expense was $27,414 for the three months ended November 30, 2005 compared to $23,937 for the same period ended 2004. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004. Chariot provided net sales of $18,866 for the three months ended November 30, 2005 as compared to net sales of $73,953 for the three months ended November 30, 2004. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished.

Gross profit from Chariot was 1,479 for the three months ended November 30, 2005 providing a gross profit margin of 8% as compared to Gross profit from Chariot of ($3,460) for the three months ended November 30, 2004 providing a gross profit margin of (5%). The increase in gross profit and the related gross profit margin was due to a reduction in cost of sales.

Selling, general and administrative expenses were $51,339 for the three months ended November 30, 2005 as compared to selling, general and administrative expenses of $83,864 for the three months ended November 30, 2004. The decrease in selling, general and administrative expenses was due to the elimination of 2 key employees which amounted to approximately $30,400.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2005 AND 2004.

General

The Company’s consolidated net sales decreased to $1,811,970 for the nine months ended November 30, 2005, a decrease of $339,755 or 16%, from $2,151,725 for the nine months ended November 30, 2004. The decrease in net sales was due to Chariot Manufacturing closing the plant for production while it completed some additional molds and to the merger of three of our manufacturing customers which impacted our total retail sales for the manufacturing subsidiary

Gross profit for the consolidated operations decreased to $624,570 for the nine months ended November 30, 2005 from $683,761 for the nine months ended November 30, 2004. Gross profit as a percentage of sales was 34% and 32% for the nine month periods ended November 30, 2005 and 2004, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Consolidated interest expense for the nine months ended November 30, 2005 was $118,381 as compared to $119,134 for same period in 2004. The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt.

Selling, general and administrative expenses decreased to $1,635,371 for the nine months ended November 30, 2005 as compared to $1,658,370 for the nine months ended November 30, 2004, a decrease of $22,999 or 1%.

The Company incurred a net consolidated loss of $615,826 for the nine months ended November 30, 2005 compared to a loss of $1,119,172 for the nine months ended November 30, 2004. The decrease in the consolidated net loss is primarily due to the reduction of selling, general and administrative expenses.

Manufacturing Subsidiary

The Manufacturing operation provided net sales of $1,648,808 for the nine months ended November 30, 2005 compared to $1,844,862 for the nine months ended November 30, 2004. The machining operations provided $720,850 or 44% of net sales with parts and service providing $927,958 or 56% of net sales for the nine months ended November 30, 2004 as compared to machining operations contributing $687,820 or 37% of net sales with parts and service providing $1,157,042 or 63% of net sales for the nine months ended November 30, 2004.

Gross profit from the Manufacturing operation was $603,138 for the nine months ended November 30, 2005 compared to $634,191 for the nine months ended November 30, 2004 providing gross profit margins of 36% and 34%, respectively.

Selling, general and administrative expenses were $681,358 for the nine months ended November 30, 2005 compared to $706,180 for the nine months ended November 30, 2004. The decrease in selling, general and administrative expenses is due to increased controls over spending by management.

Interest expense was $86,648 for the nine months ended November 30, 2005 compared to $74,818 for the nine months ended November 30, 2004. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the third quarter of fiscal year 2004. Chariot provided net sales of $163,162 for the nine months ended November 30, 2005 as compared to $306,863 for the nine months ended November 30, 2004.

Gross profit from Chariot was $21,432 for the nine months ended November 30, 2005 as compared to $49,570 for the nine months ended November 30, 2004 providing a gross profit margin of 13% and 16%, respectively. The decrease in gross profit and the related gross profit margin was due to reduced sales with static or increased cost of goods sold.

Selling, general and administrative expenses were $222,816 for the nine months ended November 30, 2005 as compared to $264,404 for the nine months ended November 30, 2004. The decrease in selling, general and administrative expenses was due to the elimination of 2 key employees which amounted to approximately $30,400.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2005 and 2004, the Company used net cash from operating activities of $155,571 and $456,272, respectively. This decrease in cash used by operating activities is primarily due to a decrease in other receivables and other assets during the nine months ended November 30, 2005 as compared to the same period in 2004.

During the nine months ended November 30, 2005 and 2004, the Company used cash for investing activities of $61,428 and $13,021, respectively. The increase in net cash used for investing activities is primarily due to the decrease in other receivables during 2004.

During the nine months ended November 30, 2005 and 2004, the Company provided cash from financing activities of $192,636 and $393,884, respectively. The decrease in net cash provided from financing activities is due to the decrease in exercise of stock options and warrants during 2004.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through November 30, 2005. As of November 30, 2005, the working capital deficit was ($2,065,680). To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2007 fiscal year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. The Company cannot precisely determine the future impact on earnings that will result from the adoption of SFAS No 123R.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

Certification by each Director and executive officer has been executed.

EXHIBITS

Exhibits included herewith are:

31.1        Certification of the Chief Financial Officer dated January 16, 2006

31.2        Certification of the Chief Executive Officer dated January 16, 2006

32           Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended November 30, 2005, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

On September 12, 2005, 2,000,000 shares of common stock were issued to an employee in conversion of options at 85% of fair value at the date the options were issued ($0.02).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $407,164 of notes payable. The amount of principal payments in arrears was $289,640, with an additional amount of $117,524 of interest due at November 30, 2005. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the nine month period ended November 30, 2005, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – None

(b)	Reports on Form 8-K — None

(c)	S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 16, 2006	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: January 16, 2006	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief
Accounting Officer