Form 10KSB
period 2006-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2006-06-13
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  YES    ☒  NO

State issuer’s revenues for its most recent fiscal year $2,301,574

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 28, 2006 was $3,744,220 based upon the closing sale price of $.02 or the Registrant’s common stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 28, 2006.

There were 226,400,415 shares of the Registrant’s $.002 par value common stock outstanding as of February 28, 2006

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-KSB - INDEX

AMERICAN COMMERCE SOLUTIONS, INC.

This Annual Report on Form 10-KSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Commerce Solution, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

Under the current strategy, the Company is developing three divisions of its chosen segment: Manufacturing and Fiberglass.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -39% of the division’s revenues in fiscal 2006 compared to 44% in fiscal 2005, while the industrial and mining industries accounted for approximately 40% and 19% in fiscal 2006 compared to 39% and 17% in fiscal 2005, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 32% of total revenues for the year ended February 28, 2006. These customers were Mosaic Phosphates 16%, Bahamas Marine 8.5% and Dixie Southern 7.5%.

Fiberglass Segment

Chariot Manufacturing Company, Inc. has a wide base of customers. The loss of a single customer or dealer would not have a material adverse effect on the business. The primary use of the product is to transport motorcycles. The motorcycle industry growth has been strong in recent years. Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 28, 2006, the Company and its subsidiaries had 31 full-time employees. The parent operation has two full time executives. The Manufacturing segment employs 22 full time employees. Chariot Manufacturing Company, Inc. employs 7 full time employees while contracting substantially all of the fiberglass activity.

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

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (including the Exhibits hereto) may contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiaries, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” and “could” and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

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

RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2006 of $15,764,302 and net loss to common shareholders of $922,351 for the year ended February 28, 2006. The Company had an accumulated deficit of $14,841,951, and net loss to common shareholders of $1,278,889 for the year ended February 28, 2005. The Company’s financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

Need for Additional Financing. Cash flows from the sale of securities provided the working capital needs and principal payments on long-term debt through most of fiscal 2006. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2006 the price of our common shares has ranged from $0.01 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 2. DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2006, the balance on this note is $770,241. This note was refinanced in December 2005 for three years. The original note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014, which was recognized during fiscal year ending February 28, 2003.

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

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 28, 2006, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2006

First Quarter (March 1, 2005 through May 31, 2005)	$0.02	$0.02
Second Quarter (June 1, 2005 through August 31, 2005)	$0.04	$0.02
Third Quarter (September 1, 2005 through November 30, 2005)	$0.02	$0.02
Fourth Quarter (December 1, 2005 through February 28, 2006)	$0.02	$0.01

FISCAL 2005

First Quarter (March 1, 2004 through May 31, 2004)	$0.04	$0.02
Second Quarter (June 1, 2004 through August 31, 2004)	$0.03	$0.01
Third Quarter (September 1, 2004 through November 30, 2004)	$0.04	$0.01
Fourth Quarter (December 1, 2004 through February 28, 2005)	$0.03	$0.02

On February 28, 2006 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $.017 and there were approximately 1,204 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
	—	—
Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	362,500	$0.27	57,400
Employees Stock Incentive Plan approved by security holders	—	—	—
Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	—	—	—

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

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2006 and 2005. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

General

The Company’s consolidated net sales decreased to $2,301,574 for the fiscal year ended February 28, 2006, a decrease of $452,059 or 16%, from $2,753,633 for the fiscal year ended February 28, 2005. The decrease in net sales was due to Chariot Manufacturing closing the plant for production while it completed some additional molds and to the merger of three of our manufacturing customers which impacted our total retail sales for the manufacturing subsidiary

Gross profit for the consolidated operations decreased to $811,176 for the fiscal year ended February 28, 2006 from $853,656 for the fiscal year ended February 28, 2005. Gross profit as a percentage of sales increased in fiscal year 2006 to 35% from 31% in fiscal year ended 2005. The increase in gross profit margin was due to an emphasis on more profitable business, including the change in the mix between machining and sales of parts and services.

Consolidated interest expense in fiscal 2006 was $144,167 compared to $163,258 in fiscal 2005. The overall decrease in interest expense was due to the Company reducing the amount of outstanding debt.

Selling, general and administrative expenses decreased to $2,115,724 for fiscal 2006 from $2,200,668 for fiscal 2005, a decrease of $84,944 or 4%. This decrease was due to more efficient management of expenses.

The Company incurred a net consolidated loss of $922,351 for the year ended February 28, 2006 compared to a loss of $1,278,889 for the year ended February 28, 2005. The decrease in the consolidated net loss is primarily due to the forgiveness of debt and the proceeds from an insurance claim.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,135,478 for the fiscal year ended February 28, 2006 compared to $2,371,771 for the fiscal year ended February 28, 2005. The machining operations provided $904,410 or 42% of net sales with parts and service providing $1,231,068 or 58% of net sales for the fiscal year ended February 28, 2006 as compared to machining operations contributing $894,235 or 38% of net sales with parts and service providing $1,477,536 or 62% of net sales for the fiscal year ended February 28, 2005.

Gross profit from International Machine and Welding, Inc. was $791,172 for the fiscal year ended February 28, 2006 compared to $791,673 in fiscal 2005 providing gross profit margins of 37% and 33.4%, respectively. Although this represents a decrease in gross profit, the lower cost associated with the decreased sales translated to an increase in gross profit as a percentage.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $919,749 for the fiscal year ended February 28, 2006 compared to $906,625 for the fiscal year ended February 28, 2005.

Interest expense was $105,632 for the fiscal year ended February 28, 2006 compared to $101,016 for the fiscal year ended February 28, 2005. The increase in interest expense, net is due to the Company’s additional debt taken on during the first quarter of 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Segment

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was acquired during the year ended February 2004 and provided net sales of $166,096 for the fiscal year ended February 28, 2006 as compared to $381,862 for the fiscal year ended February 28, 2005.

Gross profit from Chariot was $20,004 for the fiscal year ended February 28, 2006 as compared to $61,983 for the fiscal year ended February 28, 2005 providing a gross profit margin of 12% and 16%, respectively. The decrease in gross profit and the related gross profit margin was due to closing down the production while new molds were produced and to preparing for the next marketing event. General production resumed in May 2006.

Selling, general and administrative expenses were $287,303 for 2006 and $347,124 for 2005. The decrease in selling, general and administrative expenses was due to temporarily closing the plant to produce new models.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2006 and 2005, the Company used net cash for operating activities of $238,610 and $548,909, respectively. Overall, the net loss decreased from the prior year. This decrease in cash used by operating activities is primarily due to more tightly managed profitability of sales.

During the years ended February 28, 2006 and 2005, the Company (used) provided funds for investing activities of ($107,415) and $32,478, respectively. This decrease in cash from investing activities is mainly due to the increase in notes receivable and the purchase of property and equipment.

During the years ended February 28, 2006 and 2005, the Company provided cash from financing activities of $300,651 and $500,574, respectively. The decrease in net cash provided by financing activities is due to a decrease in the cash received from the exercise of stock options and warrants and the decrease in the issuance of common stock for cash.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2006. As of February 28, 2006, the Company had a working capital deficit of $1,566,762. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of February 28, 2006 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 28, 2006 and for the

Years Ended February 28, 2006 and February 28, 2005

Report of Independent Registered Public Accounting Firm

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 28, 2006 and

For the Years Ended February 28, 2006 and February 28, 2005

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2006 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended February 28, 2006 and February 28, 2005. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2006 and the results of its operations and its cash flows for the years ended February 28, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $922,351 during the year ended February 28, 2006 and has an accumulated deficit of $15,764,302 and negative working capital of $1,566,762 at February 28, 2006. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

April 14, 2006

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

February 28, 2006

Assets
Current assets:
Cash	$18,132
Accounts receivable, net of allowance of $5,184	30,136
Accounts receivable, factored	42,412
Inventories	148,534
Other receivables	110,449
Other current assets	99,224

Total current assets	448,887

Property and equipment, net of accumulated depreciation of $1,928,022	5,227,843

Other assets:
Note receivable, less current portion	239,016
Intangible assets, net of accumulated amortization	99,222

Total other assets	338,238

$6,014,968

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$$792,850
Accounts payable	324,307
Accrued expenses	147,236
Accrued interest	122,888
Due to stockholders	586,810
Deferred revenue	41,558

Total current liabilities	2,015,649

Notes payable, net of current portion	763,188

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 226,922,415 shares issued; 226,400,415 shares outstanding	453,845
Additional paid-in capital	18,822,111
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(15,764,302)

Total stockholders’ equity	3,236,131

$6,014,968

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 28, 2006	Year Ended February 28, 2005
Net sales	$2,301,574	$2,753,633

Cost of goods sold	1,490,398	1,899,977

Gross profit	811,176	853,656

Selling, general and administrative expenses	2,115,724	2,200,668

Loss from operations	(1,304,548)	(1,347,012)
Other income (expense):
Other	296,034	(36,078)
Derecognition of liabilities	31,005	267,459
Gain on forgiveness of debt	199,325
Interest expense	(144,167)	(163,258)

Total other income (expense)	382,197	68,123

Net loss	$(922,351)	$(1,278,889)

Net loss per common share	$(.00)	$(.01)

Weighted average number of common shares outstanding	219,470,732	160,610,369

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2006 and 2005

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 29, 2004	141,095,824	$282,192	4,046	$3

Issuance of common share options
Common shares issued upon exercise of stock options	28,800,000	57,600
Issuance of common shares for cash	1,775,000	3,550
Common shares issued for services	7,106,402	14,213
Common shares issued for acquisition	4,000,000	8,000
Amortization of loan cost
Net loss

Balance, February 28 2005	182,777,226	$365,555	4,046	$3

Issuance of common share options
Common shares issued upon exercise of stock options	9,000,000	18,000
Common shares issued for assignment of a note payable	12,637,772	25,276
Common shares issued for conversion of debt and interest	16,507,417	33,014
Common shares issued for services	6,000,000	12,000
Amortization of loan costs
Net loss

Balance, February 28, 2006	226,922,415	$453,845	4,046	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Common Stock Payable		Total
$17,291,027	$(10,000)	$(13,563,062)	$(265,526)		$(190,040)		$120,809	$3,665,403
68,042								68,042
461,144								518,744
36,310								39,860
106,596							$(120,809)
72,000								80,000
					108,593			108,593
		(1,278,889)						(1,278,889)

$18,035,119	$(10,000)	$(14,841,951)	$(265,526)		$(81,447)	$		$3,201,753
27,000								27,000
130,379								148,379
227,480								252,756
297,133								330,147
105,000								117,000
					81,447			81,447
		(922,351)						(922,351)

$18,822,111	$(10,000)	$(15,764,302)	$(265,526)	$				$3,236,131

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended February 28, 2006	Years Ended February 28, 2005
Operating activities:
Net loss	$(922,351)	$(1,278,889)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	440,121	437,729
Stock issued for services	17,000	80,000
Options issued to consultants and employees	27,000	68,042
Loss on involuntary conversion of assets		32,898
Gain on forgiveness of debt	(199,325)
Write off of debt	(15,000)
Gain on sale of property	(2,296)
Increase in allowance for doubtful accounts	(1,407)	1,614
Decrease (increase) in:
Accounts receivables	54,130	35,920
Inventories	(7,227)	(24,704)
Other receivables and other assets	280,867	(74,734)
Increase (decrease) in:
Accounts payable and accrued expenses	49,645	173,262
Deferred income	23,939	(47)

Net cash used by operating activities	(254,904)	(548,909)

Investing activities:
Decrease (increase) in other receivables		83,225
Payments receive on note receivable	10,000
Proceeds from sale of assets		26,500
Acquisition of property and equipment	(112,861)	(77,247)

Net cash provided (used) by investing activities	(102,861)	32,478

Financing activities:
Increase in due from factor	(9,461)	22,706
Proceeds from notes payable and long-term debt	168,290	69,955
Principal payments on notes payable and capital leases	(195,579)	(213,677)
Increase in advances from stockholders	265,100	62,986
Proceeds from issuance of common stock		39,860
Exercise of stock options and warrants	84,041	518,744

Net cash provided by financing activities	312,391	500,574

Net decrease in cash	(45,374)	(15,857)

Cash, beginning of year	63,506	79,363

Cash, end of year	$18,132	$63,506

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$102,174	$120,838

During the years ended February 28, 2006 and 2005, the Company increased notes payable by $24,396 and $27,702, respectively for an accrual of interest.

During the year ended February 28, 2006, the Company assigned $252,756 of debt and related accrued inter est to a related party in exchange for 12,637,772 shares of common stock. Also, the Company converted $330,148 of debt and related accrued interest to a related party for 16,507,417 shares of common stock.

During the year ended February 28, 2006, the Company issued 5,000,000 shares of common stock in exchange for a prepaid consulting agreement valued at $100,000 which is being amortized at approximately $5,000 per month. The Company issued a note receivable of $34,000 upon the exercise of 2,000,000 options by a consultant.

During the year ended February 28, 2006, the Company sold property valued at $243,150 for $250,000, which consisted of a $10,000 down payment and a $240,000 note receivable.

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

Also, during the year ended February 28, 2005, the Company purchased two vehicles in exchange for notes payable of $47,800.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 28, 2006 and for the

Years Ended February 28, 2006 and February 28, 2005

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $238,610 of cash in operations for the year ended February 28, 2006. The Company recorded losses from continuing operations of $922,351 and $1,278,889 for the years ended February 28, 2006 and 2005, respectively. Current liabilities exceed current assets by $1,566,762 at February 28, 2006. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company’s stock to facilitate manufacturing contracts under negotiation. In conjunction with the anticipated new contracts, management is currently negotiating new debt and equity financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to complete additional business acquisitions. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $5,184 is considered adequate at February 28, 2006. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables. There were no receivables on non-accrual of interest status at February 28, 2006.

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

Acquired identifiable intangible assets with a cost of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company, Inc. These intangibles are amortized on a straight-line method over 5 years. During the year ended February 28, 2006, approximately $38,000 was recognized as amortization expense related to these identifiable intangible assets.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. As of February 28, 2006 and 2005, the Company incurred amortization expense of $81,447 and $108,593, respectively.

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

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At February 28, 2006, the Company did not have any asset that it considered impaired.

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

At February 28, 2006, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related

Interpretations. The Company recognized $21,000 and $45,600 for the year February 28, 2006 and 2005, respectively, in stock-based employee compensation cost which is reflected in net loss. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Years Ended
	February 28, 2006	February 28, 2005
Net loss, as reported	$(922,351)	$(1,278,889)
Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(0)

Pro forma net loss	$(922,351)	$(1,278,889)

Net loss per share:
As reported	$(.00)	$(.01)
Pro forma	$(.00)	$(.01)

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions:

	2006	2005
Dividend rate of	0%	0%
Risk-free interest rate	2.5% - 3.33%	1.98%
Expected lives	exercised immediately	exercised immediately
Expected price volatility	146.4% - 177%	156%

Net loss per common share is computed by dividing net loss to common stockholders by the weighted average number of shares of common stock outstanding for each fiscal year. Common stock equivalents are not considered in loss years because they are anti-dilutive. For the years ended February 28, 2006 and 2005, 362,500 common stock options were not considered in calculating diluted loss per share as effects would be anti-dilutive.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of February 28, 2006 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 28, 2006, the Company factored receivables of approximately $853,092. In connection with the factoring agreement, the Company incurred fees of approximately $53,300 and $62,100 during the years ended February 28, 2006 and 2005, respectively. As of February 28, 2006, certain customers had remitted $23,127 to the Company on factored receivables, the Company has recorded this amount as due to the factor and is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following at February 28, 2006:

Work-in-process	$40,233
Finished goods	101,194
Raw materials	7,107

Total inventories	$148,534

6. PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2006 consist of:

Land	$186,045
Building and improvements	2,786,249
Machinery and equipment	3,538,176
Office furniture and equipment	89,450
Trucks and automobiles	377,184
Equipment held for lease	178,761

7,155,865
Less accumulated depreciation	1,928,022

$5,227,843

Depreciation expense for the years ended February 28, 2006 and 2005 was $402,121 and $399,729, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28 2006

	Gross Amount	Accumulated Amortization
Web Site	$86,125	$41,145
Brand Recognition	59,455	28,408
Customer List	44,420	21,225

	$190,000	$90,778

Amortization expense for the years ended February 28, 2006 and 2005 was $38,000 and $38,000; respectively, and estimated amortization expense for each of the ensuing years through February 28, 2009 is $38,000, $38,000 and $23,222, respectively.

8. NOTES RECEIVABLE

A note receivable of $23,651, included in other receivables at February 28, 2006, has 10% interest is unsecured and due on demand.

During the year ended February 28, 2006, the Company sold property for a note receivable of $240,000 bearing 7% interest payable over 30 years.

The aggregate principal maturing in subsequent years are:

Year Ending February 28,
2007	$2,438
2008	2,614
2009	2,803
2010	3,006
2011	3,223
Thereafter	225,916

$240,000

9. NOTES PAYABLE

Notes payable at February 28, 2006 consist of:

Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697
Note payable; 14.66% interest; monthly payments of principal and interest of $278; due October 18, 2008; collateralized by equipment	7,332
Note payable; related party; no interest; past maturity, unsecured	37,433
Note payable; related party; 10% interest; due on demand; unsecured	14,120
Note payable; related party; 10% interest; due on demand; unsecured	12,100
Note payable; related party; 8% interest; monthly principal and interest payment of $950; past maturity, secured by a vehicle	11,913
Note payable; related party; 15% interest; due on demand; unsecured	12,746
Note payable; related party; 10% interest; due on demand; unsecured	9,654
Note payable; related party; no interest; past maturity; unsecured	20,303
Note payable; related party; 18% interest; due on demand; unsecured	1,070
Note payable; related party; 18% interest; due on demand; unsecured	32,500
Note payable; related party; 15% interest; due on demand; unsecured	1,820
Notes payable; related party; 10 – 15% interest; due on demand; unsecured	22,336
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000
Note payable; 6.50% interest; due 2010; secured by vehicle	20,160
Note payable; 15% interest; due on demand; unsecured	300
Note payable; 12% interest; due on demand; unsecured	17,500
Note payable; related party; 15% interest; due on demand; unsecured	13,700
Note payable; related party; 12% interest; due on demand; unsecured	6,000
Note payable; 9.0% interest; monthly principal and interest payment of $670; matures April 1, 2006; collateralized by a vehicle	1,504
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; matures on May 25, 2006	316,318
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $6,756; collateralized by fixed assets, key man life insurance policy and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due December 30, 2008	770,241

1,556,038
Less current portion	(792,850)

$763,188

As of February 28, 2006, the notes payable listed above include $296,637 which are currently in default.

The aggregate principal maturing in subsequent years are:

Year Ending February 28,
2007	$792,850
2008	34,392
2009	725,732
2010	3,064

$1,556,038

The above notes payable to related parties in the amount of $195,695 are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

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

11. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2006, preferred dividends in arrears amounted to $118,377, or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $495,792 and $240,227 at February 28, 2006 and 2005, respectively. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share. For the years ended February 28, 2006 and 2005, no shares of preferred stock were paid in additional shares.

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

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2006, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2006, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2006, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding, February 29, 2004	362,500	0.27
Granted	28,800,000	0.02
Exercised	(28,800,000)	0.02
Expired, forfeited	0	0.00

Options outstanding, February 28, 2005	362,500	0.27
Granted	14,000,000	0.02
Exercised	(14,000,000)	0.02
Expired, forfeited	0	0.00

Options outstanding, February 28, 2006	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2006:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	6.29 years	$0.27	6.29 years	362,500	$0.27

The weighted average estimated fair value of stock options granted during 2006 and 2005 was $0.02 and $0.02 per share, respectively.

13. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $18,799,700. The loss carry forwards expire beginning in 2007. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$6,692,900
Excess depreciation for tax purposes over the amount for financial reporting purposes	(1,026,500)
Other	3,700

5,670,100
Valuation allowance	(5,670,100)

$0

The valuation allowance increased by $584,000 during the year ended February 28, 2006. Differences between the federal benefit computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2006 and 2005:

	2006	2005
Statutory benefit	$(313,600)	$(435,000)
State tax benefit, net of federal effect	(32,100)	(45,000)
Non-deductible expenses	60,600	25,300
Increase in deferred income tax valuation allowance	285,100	454,700

	$0	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

14. RELATED PARTY TRANSACTIONS

During the year ended February 28, 2006 and 2005, two executives who are stockholders of the Company deferred approximately $265,100 and $107,000, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2006 totaled $586,810. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 28, 2006, the Company issued 29,145,189 shares of common stock to a related company valued at $582,904 for the assignment of notes payable and conversion of debt to equity.

During February 28, 2005, the Company issued 4,737,601 shares of common stock to a related company valued at $80,540, for a pledge of assets and guarantee of a loan. The president and chief executive officer of the Company is a stockholder of the company.

During February 28, 2005, the Company issued 2,368,801 shares of common stock, respectively, to a related party valued at $40,270, respectively, for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

15. ACQUISITION OF ASSETS

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

16. SEGMENT INFORMATION

The Company has two reportable segments during 2006 and 2005; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2006 and 2005 the Company has included segment reporting.

For the year ended February 28, 2006, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,135.478	$166,096		$2,301,574
Interest expense	$105,632	$7,609	$30,926	$144,167
Depreciation	$298,799	$102,632	$690	$402,121
Net income (loss)	$71,371	$(270,113)	$(723,609)	$(922,351)
Property and equipment, net of accumulated depreciation	$4,393,295	$832,765	$1,783	$5,227,843
Segment assets	$4,881,361	$990,011	$143,596	$6,014,968

For the year ended February 28, 2005, information regarding operations by segment are as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,371,771	$381,862		$2,753,633
Interest expense	$101,016	$0	$62,242	$163,258
Depreciation	$326,638	$72,401	$690	$399,729
Net (loss)	$(254,983)	$(282,827)	$(741,079)	$(1,278,889)
Property and equipment, net of accumulated depreciation	$4,633,551	$881,080	$2,472	$5,517,103
Segment assets	$5,313,193	$1,067,433	$81,240	$6,461,866

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 28, 2006, the construction industry accounted for approximately 39% of the segment’s revenues, while the industrial and mining industries accounted for approximately 40% and 19%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, during the year ended February 28, 2006, three of the Company’s customers accounted for approximately 32% of total revenues. These customers were Mosaic Phosphates 16%, Bahamas Marine 9% and Dixie Southern 7%.

17. SUBSEQUENT EVENT

Subsequent to year end, the Company issued 6,433,424 and 3,216,712 shares of common stock, respectively, to a related company and related individual valued at $79,839 and $39,919, respectively, for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the Chairman of the Board of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 28, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B OTHER INFORMATION

None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	71	Chairman of the Board and Director

Frank D. Puissegur	47	Chief Financial Officer and Director

Daniel L. Hefner	55	Chief Executive Officer, President and Director

Andrew Mueller		Director

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

Mr. Puissegur joined the Company in June 2001 as Chief Financial Officer and Director. He became a Certified Public Accountant with his certificate from the State of Florida and the creation of a sole practitioner office in 1982. The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm. He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils. The American Institute of Tax Studies has awarded Mr. Puissegur the designation of “Certified Tax Professional.” He also holds the designation from the State of Florida as a Certified Family Mediator.

Mr. Hefner has been President of the Company since September, 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past fifteen years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

Mr. Mueller has served as the audit committee “financial expert”, as such term is defined under federal securities law, and is independent of the Company. Mr. Mueller is an expert by virtue of: (i) education and experience as a principal financial officer, principal accounting officer, controller, public accountant and auditor, or has experience in one or more positions that involve the performance of similar functions; (ii) experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions; (iii) experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; and (iv) other relevant experience. He has served as Director of several Boards of Directors and is a Principal in a prominent CPA firm, Bella, Hermida, Gilman, Hancock and Mueller.

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company’s Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the “ Named Executive Officers”).

	Annual Compensation				Long-Term Compensation Awards			All Other Compensation
	Fiscal Year	Salary Paid or Accrued		Bonus	Restricted Stock Awards		Securities Underlying Options
Name					($)	(#)
CEO & President	2006 2005 2004	$ $ $	215,700 67,492 64,896	15,000	0 0 0	0 0 0	100,000 100,000 100,000	10,950 9,000 10,800

No Executive or employee was compensated over $100,000 for fiscal years 2005 or 2004.

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

EMPLOYMENT AGREEMENTS

The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. This agreement expired in 2004 and Mr. Heffner has served without agreement since that time. In 2006, the Compensation Committee recommended, and the Board of Directors approved, an increase in base salary to $150,000 annually, retroactive to June 2004. A definitive employment agreement has not been signed by the parties, although the salary expense has been accrued.

DIRECTOR COMPENSATION

Directors of the Company who are not employees or consultants do not receive any compensation for their services as members of the Board of Directors, but are reimbursed for expenses incurred in connection with their attendance at meetings of the Board of Directors.

COMPENSATION COMMITTEE

Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company’s NonQualifying Stock Option Plan approved effective July 10, 2002 and the Employee Stock Incentive Plan approved effective May 27, 2003. Additionally, the committee reviews executive compensation and makes recommendations to the Board of Directors.

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2006, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2006, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2006, the Company has no options available for future issuance under this plan.

At February 28, 2006, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2004 and February 28, 2003 (as there were no awards of stock options during the fiscal year ended February 28, 2005) to the Named Executive Officers covered by the Salary Compensation Table.

OPTION/SAR GRANTS FOR THE YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

(Individual grants)

Name	Number of Securities underlying Options/SAR’s Granted	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($ /Sh)	Expiration Date
Daniel L. Hefner	100,000.11		$0.04	June 1, 2008*
Daniel L. Hefner	100,000	11.76	$0.286	June 1, 2007*
Daniel L. Hefner	200,000	23.53	$0.242	Exercised
Barbara Maxwell	200,000	23.53	$0.242	Exercised
R. Beimel	200,000	23.53	$0.242	Exercised
N. Birmingham	150,000	17.65	$0.242	Exercised

*	these options are exercisable immediately.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2006, the number of stock options held on February 28, 2006 and the realizable gain of stock options that are “in-the-money.”

Name	Shares Acquired or Exercised (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
			Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 29, 2006 of $0.02 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2006, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	69,717,719		30.79%**

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000		* *

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	8,488,006		3.75%

Andrew Mueller 1400 Chamber Drive Bartow, FL	1,000,000

All Directors and Executive Officers as a Group (3 persons)	79,568,485	(5)	5.15%

International Commerce and Finance, Inc. Tampa, FL	9,354,959		30.63%

(**)	less than 1%

(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or to direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2)	In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes (a) 723,360 shares of Common Stock held by his spouse Barbara Maxwell, (b) 69,354,959 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Includes (a) 300,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 8,188,006 shares of Common Stock held personally

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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2006 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held(1)
Directors and Executive Officers
Andrew Mueller
Robert E. Maxwell (3)	30.79%
Frank Puissegur	*
Daniel L. Hefner (2)	3.75%
All directors and executive officers as a group (4 persons)	5.15%

International Commerce and Finance (4)	30.63%

*	Less than 1%
(1)	Based upon 226,400,415 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 300,000 votes upon exercise of currently exercisable options to purchase Common Stock and 8,188,006 shares of Common Stock.
(3)	Includes 723,360 shares of Common Stock held by his spouse Barbara Maxwell, 69,354,959 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 69,354,959 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

A Stockholders Agreement dated April 9, 1998 was entered into among ULLICO, the Company, David N. DeBaene, Annette DeBaene, Norman DeBaene, Thomas Lisi, and Steve Panneton (each, a “Holder”). The Stockholders Agreement provides that the Company shall have a right of first refusal before any Holder may transfer any shares of Common Stock. ULLICO has a right of second refusal and co-sale rights, if the Company does not elect to buy all of the securities it is offered. If ULLICO enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former (such agreement referred to as a “Tag-Along Sale”), each Holder has the right to participate in the Tag-Along Sale. If ULLICO, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any of ULLICO’s shares which results in such party having the ability to elect a majority of the Company’s Board of Directors, then, at the request of ULLICO, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a “Drag-Along Sale”).

During the year ended February 28, 2006 and 2005, two executives who are stockholders of the Company deferred approximately $265,100 and $107,000, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2006 totaled $586,810. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 28, 2006, the Company issued 29,145,189 shares of common stock to a related company valued at $582,904 for the assignment of notes payable and conversion of debt to equity.

During February 28, 2005, the Company issued 4,737,601 shares of common stock, respectively, to a related company valued at $80,540, for a pledge of assets and guarantee of a loan. This related company is 100 percent owned by the president and chief executive officer of the Company.

During February 28, 2005, the Company issued 2,368,801 shares of common stock, respectively, to a related party valued at $40,270, respectively, for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

3.1	Certificate of Incorporation of the Registrant, As amended As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the Registrant’s January 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital Associates, Inc., as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486 Placement	N/A

4.5	Form of Warrant of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.6	Securities Purchase Agreement dated April 9, 1998, As filed with the Registrant’s Form 10KSB on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred Stock, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.8	Stockholders’ Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred Stock, As filed with the Registrant’s Form 10-KSB on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock, As filed with the Registrant’s Form 10-KSB on June 12, 2000	N/A

4.14	Amendment to the Articles of Incorporation of JD American Workwear, Inc. for name change to American Commerce Solutions, Inc. and the increase in authorized shares, As filed with the Registrant’s Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith, As filed with Registrant’s Form 10-KSB on July 19, 2001	N/A

10.3	Registrant’s 1995 Stock Option Plan, As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s 1995 Stock Option Plan, As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.6	Consulting Agreement with Richard Sullivan, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc., As filed with Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and Patina Corporation, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene January 1, 2001, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement Between Registrant and David N. Debaene June 1, 2001, As filed with Registrant’s Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant and Rhode Island truck and Equipment, Corp. October 31, 2001, As filed with Registrant’s Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner dated June 1, 2000, As filed with the Registrant’s Form 10-KSB on May 27,2004	N/A

14	Code of Ethics, As filed with the Registrant’s Form 10-QSB on May 27, 2004	N/A

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

(b) Reports on Form 8-K

None

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During 2006 and 2005, we were billed by our accountants, Pender Newkirk & Company, approximately $67,800 and $60,700 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Non-Audit related fees

None

Tax Fees

During 2006 and 2005 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $1,500 and $2,500 to prepare our federal and state tax returns.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 9, 2006	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: June 9, 2006	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief
Accounting Officer