Form 10QSB
period 2006-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2006-07-12
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .    ☐  YES    ☒  NO.

There were 236,050,551 shares of the Registrant’s $.002 par value common stock outstanding as of May 31, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No   ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of May 31, 2006 and for the

Three Months Ended May 31, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of May 31, 2006 and for the

Three Months Ended May 31, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

May 31, 2006

(unaudited)

Assets
Current assets:
Cash	$83,663
Accounts receivable, net of allowance of $4,544	103,583
Accounts receivable, factored	45,325
Inventory	163,056
Other receivables	110,316
Other current assets	84,738

Total current assets	590,681

Property and equipment, net of depreciation of $1,957,496	5,131,502

Other assets:
Intangible assets, net of accumulated amortization	89,722

Total other assets	89,722

$5,811,905

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$787,938
Accounts payable	284,090
Accrued expenses	183,778
Accrued interest	130,756
Due to stockholders	636,660
Deferred revenue	100,588

Total current liabilities	2,123,810

Notes payable, net of current portion	754,534

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 236,572,551 shares issued; 236,050,551 shares outstanding	473,146
Additional paid-in capital	18,922,570
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(16,096,813)
Loan costs from issuance of common stock	(89,819)

Total stockholders’ equity	2,933,561

$5,811,905

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended May 31,
	2006	2005
Net sales	$649,346	$654,899

Cost of goods sold	430,511	459,221

Gross profit	218,835	195,678

Selling, general and administrative expenses	528,416	543,571

Loss from operations	(309,581)	(347,893)

Other income (expense)	10,094	16,195
Derecognition of liabilities		78,290
Interest expense	(33,025)	(36,727)

Total other income (expense)	(22,931)	(57,758)

Net loss	$(332,512)	$(290,135)

Net loss per common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	235,840,765	202,885,147

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended May 31,
	2006	2005
Operating activities:
Net loss	$(332,512)	$(290,135)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	107,210	108,741
Stock issued for services	29,942
Options issued to consultants and employees		15,000
Gain on sale of equipment	(4,500)
Gain on forgiveness of debt		(20,000)
Gain on write down of debt		(15,000)
Decrease in allowance for doubtful accounts	(640)	(1,979)
(Increase) decrease in:
Accounts receivables	(72,807)	9,933
Inventory	(14,522)	(10,065)
Other assets	14,486	167,210
Increase (decrease) in:
Accounts payable and accrued expenses	9,923	9,446
Deferred income	59,030	8,593

Net cash used by operating activities	(204,390)	(18,256)

Investing activities:
Decrease in other receivables	133
Payments on notes receivable	239,016
Proceeds from sale of equipment	4,500
Acquisition of property and equipment	(1,369)	(4,347)

Net cash provided (used) by investing activities	242,280	(4,347)

Financing activities:
Increase in checks drawn in excess of bank balance		1,896
Increase in due from factor	(2,913)	(17,476)
Proceeds from notes payable and long-term debt	17,875	40,000
Principal payments on notes payable and capital leases	(37,171)	(88,618)
Increase in advances from stockholders	49,850	27,950
Exercise of stock options and warrants		32,564

Net cash provided (used) by financing activities	27,641	(3,684)

Net increase (decrease) in cash	65,531	(26,287)

Cash, beginning of period	18,132	63,506

Cash, end of period	$83,663	$37,219

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$25,157	$87,852

During the three months ended May 31, 2006, the Company issued 9,650,136 shares of common stock to a related party and related company, valued at $119,758 in exchange for guarantees of a note payable. As of 5/31/06, $29,942 of these guaranty fees have been amortized.

During the three months ended May 31, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the three months ended May 31, 2006 and 2005, the Company increased notes payable by $5,730 and $6,487, respectively for an accrual of interest.

During the three months ended May 31, 2005, the Company assigned $252,756 of debt and related accrued interest to a related party in exchange for 12,637,772 shares of common stock. Also, the Company converted $330,148 of debt and related accrued interest to a related party to 16,507,417 shares of common stock.

During the three months ended May 31, 2005, the Company issued 5,000,000 shares of common stock in exchange for a consulting agreement valued at $100,000. The Company issued a note receivable of $34,000 upon the exercise of 2,000,000 options by a consultant.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2006 and for the

Three Months Ended May 31, 2006 and 2005

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

2. Stock Based Compensation

At May 31, 2006, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense of $9,000 in stock-based employee compensation cost at May 31, 2005, which is reflected in the net loss. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on March 1, 2006 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

Since there were no stock option grants during the three months ended May 31, 2006, no table is required illustrating the pro forma effect on net loss for this period, prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

The following table reflects the pro forma effect on net loss for the period ended May 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123.

Three Months Ended May 31, 2005
Net loss, as reported	$(290,135)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)

Pro forma net loss	$(290,135)

Net loss per share:
As reported	$(.00)
Pro forma	$(.00)

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $204,400 of cash in operations for the three months ended May 31, 2006. The Company recorded losses from continuing operations of $332,512 for the three months ended May 31, 2006. Current liabilities exceed current assets by $1,533,129 at May 31, 2006. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other products to manufacture. Management will continue to seek new sources of financing at more favorable terms. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2006 and 2005, (b) the financial position at May 31, 2006, and (c) cash flows for the three month periods ended May 31, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2006. The results of operations for the three month period ended May 31, 2006 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three months ended May 31, 2006, the Company factored receivables of approximately $367,449. In connection with the factoring agreement, the Company incurred fees of approximately $12,900 during the three months ended May 31, 2006. As of May 31, 2006, certain customers had remitted $51,926 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Common Stock and Stock Options

During the three months ended May 31, 2006 the Company issued 9,650,136 shares of common stock to a related party and a related company valued at $119,758 in exchange for a guarantee of a note payable. During the three months ended May 31, 2005 the Company issued 5,000,000 shares of common stock for consulting services valued at $100,000, the Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148.

During the three months ended May 31, 2005 the Company recorded a note receivable for the exercise price of $34,000 when 2,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $6,000.

During the period ended May 31, 2005, the Company granted 3,000,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7. Segment Information

The Company has two reportable segments during 2006 and 2005; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2006 and 2005 the Company has included segment reporting.

For the three months ended May 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$612,338	$37,008		$649,346
Interest expense	$25,889	$1,021	$6,115	$33,025
Depreciation and amortization	$71,114	$35,923	$173	$107,210
Net loss	$(16,331)	$(102,603)	$(213,578)	$(332,512)
Property and equipment, net of accumulated depreciation	$4,323,551	$806,341	$1,610	$5,131,502
Segment assets	$4,712,929	$969,729	$129,247	$5,811,905

For the three months ended May 31, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$556,934	$97,965		$654,899
Interest expense, net	$27,050	$0	$9,677	$36,727
Depreciation and amortization	$74,002	$34,566	$173	$108,741
Net (loss)	$(62,560)	$(72,520)	$(155,055)	$(290,135)
Property and equipment, net of accumulated depreciation	$4,563,895	$856,014	$2,300	$5,422,209
Segment assets	$5,137,046	$1,049,883	$141,885	$6,328,814

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2006 and 2005. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2006 AND 2005.

General

The Company’s consolidated net sales decreased to $649,346 for the three months ended May 31, 2006, a decrease of $5,553 or .1%, from $654,899 for the three months ended May 31, 2005.

Gross profit for the consolidated operations increased to $218,835 for the three months ended May 31, 2006 from $195,678 for the three months ended May 31, 2005. Gross profit as a percentage of sales was 34% and 30% for the three month periods ended May 31, 2006 and 2005, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended May 31, 2006 was $33,025 as compared to $36,727 for same period in 2005 for a decrease of $3,702 or 10%. This decrease in interest expense is due to the settlement and payments on long-term debt.

Selling, general and administrative expenses decreased to $528,416 for the three months ended May 31, 2006 as compared to $543,571 for the three months ended May 31, 2005, a decrease of $15,155 or 3%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2004 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $332,512 for the three months ended May 31, 2006 compared to a loss of $290,135 for the three months ended May 31, 2005. The increase in the consolidated net loss is primarily due to the limited revenue of the fiberglass segment while retooling during the three months ended May 31, 2006. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $612,238 for the three months ended May 31, 2006 compared to $612,338 for the three months ended May 31, 2005. The machining operations provided $177,553 or 29% of net sales with parts and service providing $434,785 or 71% of net sales for the three months ended May 31, 2006 as compared to machining operations contributing $246,494 or 44% of net sales with parts and service providing $310,440 or 56% of net sales for the three months ended May 31, 2005. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended May 31, 2006 as compared to the three months ended May 31, 2005.

Gross profit from the International Machine and Welding, Inc. was $236,587 for the three months ended May 31, 2006 compared to $181,340 for the same period in 2005 providing gross profit margins of 39% and 33%, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $234,713 for the three months ended May 31, 2006 compared to $216,880 for the three months ended May 31, 2005. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses associated with the increased revenue.

Interest expense, net was $25,889 for the three months ended May 31, 2006 compared to $27,050 for the same period ended 2005. The decrease in interest expense, net is due to the Company’s payments on notes payable during first quarter of 2006.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $37,008 for the three months ended May 31, 2006 as compared to $97,965 for the same period in 2005. The decrease in net sales is due to reduced production of finished goods while retooling was being completed.

Gross profit from Chariot was $(17,752) for the three months ended May 31, 2006 providing a gross profit margin of (48%) as compared to $14,307 providing a gross profit margin of 15% for the same period in 2005. The decrease in gross profit and the related gross profit margin was due to reduced sales and additional costs incurred to start up the manufacturing process again.

Selling, general and administrative expenses were $86,321 for the three months ended May 31, 2006 as compared to $88,022 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2006 and 2005, the Company used net cash from operating activities of $204,390 and $18,256, respectively. This increase in cash used by operating activities is primarily due to an increase in accounts receivable and the overall net loss, which was partially offset by a decrease in other assets, accounts payable, and deferred revenue during the three months ended May 31, 2006 as compared to the same period in 2005.

During the three months ended May 31, 2006 and 2005, the Company provided (used) cash for investing activities of $242,280 and $(4,347), respectively. The increase in net cash provided by investing activities is primarily due to the cash received from the collection of a note receivable during the three months ended May 31, 2006.

During the three months ended May 31, 2006 and 2005, the Company provided (used) cash from financing activities of $27,641 and ($3,684), respectively. The increase in net cash provided from financing activities is due to the increase of advances from stockholders during the three months ended May 31, 2006.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through May 31, 2006. As of May 31, 2006, working capital deficit was $1,533,129. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

Management has revised its business strategy to include the manufacture of additional products.. Although management has reduced debt, new financing to finance operations and to facilitate additional production is still being sought. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended May 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 2, 2006, 3,216,712 shares of common stock valued at $39,919, were issued to a related party in exchange for guaranteeing a company note payable.

On March 2, 2006, 6,433,424 shares of common stock valued at $79,839, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $727,031 of notes payable. The amount of principal payments in arrears was $606,673, with an additional amount of $120,358 of interest due at May 31, 2006. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2006, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 12, 2006	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: July 12, 2006	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer