Form 10QSB
period 2006-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2006-10-13
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO.

There were 237,640,646 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of August 31, 2006 and for the

Three and Six Months Ended August 31, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of August 31, 2006 and for the

Three and Six Months Ended August 31, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

August 31, 2006

(unaudited)

Assets
Current assets:
Cash	$40,655
Accounts receivable, net of allowance of $4,726	28,701
Accounts receivable, factored	35,971
Inventory	186,996
Other receivables	91,844
Other current assets	71,876

Total current assets	456,043

Property and equipment, net of depreciation of $2,055,563	5,045,366

Other assets:
Intangible assets, net of accumulated amortization	80,222

Total other assets	80,222

$5,581,631

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$616,051
Current portion of notes payable, related parties	201,096
Accounts payable	326,712
Accrued expenses	148,731
Accrued interest	139,201
Due to stockholders	686,510
Deferred revenue	99,550

Total current liabilities	2,217,851

Notes payable, net of current portion	746,525

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 238,162,646 shares issued; 237,640,646 shares outstanding	476,326
Additional paid-in capital	18,940,217
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(16,463,886)
Loan costs from issuance of common stock	(59,879)

Total stockholders’ equity	2,617,255

$5,581,631

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2006	2005	2006	2005
Net sales	$544,365	$665,450	$1,193,711	$1,320,349

Cost of goods sold	338,900	433,656	769,411	892,877

Gross profit	205,465	231,794	424,300	427,472

Selling, general and administrative expenses	536,337	625,137	1,064,753	1,168,708

(Loss) from operations	(330,872)	(393,343)	(640,453)	(741,236)

Other income (expense)	4,421	280,448	14,515	296,643
Gain on forgiveness of debt		20,020		98,310
Interest expense	(40,622)	(43,914)	(73,647)	(80,641)

Total other income (expense)	(36,201)	256,544	(59,132)	314,312

Net loss	$(367,073)	$(136,789)	$(699,585)	$(426,924)

Basic and Diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and Diluted weighted average number of common shares outstanding	237,011,597	222,737,372	236,475,715	212,811,259

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2006	2005
Operating activities:
Net loss	$(699,585)	$(426,924)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	214,777	219,199
Stock issued for services	70,507	27,000
Options issued to consultants and employees		21,000
Gain on sale of equipment	(4,500)
Gain on forgiveness of debt		(98,310)
Gain on write down of debt		(15,000)
(Decrease) increase in allowance for doubtful accounts	(458)	12,621
(Increase) decrease in:
Accounts receivables	1,893	9,778
Inventory	(38,462)	(2,704)
Other receivables and other assets	27,348	226,835
Increase (decrease) in:
Accounts payable and accrued expenses	42,834	(106,773)
Deferred income	57,992	1,628

Net cash used by operating activities	(327,654)	(131,650)

Investing activities:
Decrease in other receivables	18,605
Payments on notes receivable	239,016
Proceeds from sale of equipment	4,500
Acquisition of property and equipment	(13,301)	(40,937)

Net cash provided (used) by investing activities	248,820	(40,937)

Financing activities:
Increase in checks drawn in excess of bank balance		15,282
Increase (decrease) in due from factor	6,441	(21,332)
Proceeds from notes payable and long-term debt	61,362	57,741
Principal payments on notes payable and capital leases	(66,146)	(106,394)
Increase in advances from stockholders	99,700	165,400
Exercise of stock options and warrants		36,287

Net cash provided by financing activities	101,357	146,984

Net increase (decrease) in cash	22,523	(25,603)
Cash, beginning of period	18,132	63,506

Cash, end of period	$40,655	$37,903

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$16,712	$158,860

During the six months ended August 31, 2006, the Company issued 9,650,136 shares of common stock to a related party and related company, valued at $119,758 in exchange for guarantees of a note payable. As of August 31, 2006, $59,882 of these guaranty fees have been amortized.

During the six months ended August 31, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the six months ended August 31, 2006 and 2005, the Company increased notes payable by $12,418 and $12,577, respectively for an accrual of interest.

During the six months ended August 31, 2006, the Company issued 340,095 shares of common stock to a related party for accrued expenses valued at $10,203.

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

As of August 31, 2006 and for the

Three and Six Months Ended August 31, 2006 and 2005

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

2. Stock Based Compensation

At August 31, 2006, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense of $9,000 in stock-based employee compensation cost at August 31, 2005, which is reflected in the net loss. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

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

The following table reflects the pro forma effect on net loss for the three and six month periods ended August 31, 2005 as if we had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended August 31, 2005	Six Months Ended August 31, 2005
Net loss, as reported	$(136,789)	$(426,924)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(0)

Pro forma net loss	$(136,789)	$(426,924)

Net loss per share:
As reported	$(.00)	$(.00)
Pro forma	$(.00)	$(.00)

3. Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred substantial operating losses since inception and has used approximately $327,700 of cash in operations for the six months ended August 31, 2006. The Company recorded losses from continuing operations of $367,073 and $699,585 for the three and six months ended August 31, 2006, respectively. Current liabilities exceed current assets by $1,761,808 at August 31, 2006. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2006 and 2005, (b) the financial position at August 31, 2006, and (c) cash flows for the six month periods ended August 31, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2006. The results of operations for the three and six month periods ended August 31, 2006 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the six months ended August 31, 2006, the Company factored receivables of approximately $704,700. In connection with the factoring agreement, the Company incurred fees of approximately $13,100 and $26,000 during the three and six months ended August 31, 2006, respectively. As of August 31, 2006, certain customers had remitted $15,254 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Common Stock and Stock Options

During the six months ended August 31, 2006 the Company issued 9,650,136 shares of common stock to a related party and a related company valued at $119,758 in exchange for a guarantee of a note payable. The Company also issued a related party 340,095 shares of common stock in exchange for the settlement of $10,203 of liabilities. In addition, the Company issued a total of 1,250,000 shares of common stock to two employees valued at $10,625 for services rendered.

During the six months ended August 31, 2005 the Company issued 5,000,000 shares of common stock for consulting services valued at $100,000, the Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148. Also during the six months ended August 31, 2005, the Company issued 1,000,000 shares of common stock to a related party for services rendered valued at $17,000.

During the six months ended August 31, 2005 the Company recorded a note receivable for the exercise price of $34,000 when 2,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $6,000.

During the period ended August 31, 2005, the Company granted 5,000,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7. Segment Information

The Company has two reportable segments during 2006 and 2005; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and six months ended August 31, 2006 and 2005 the Company has included segment reporting.

For the three months ended August 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$473,176	$71,189		$544,365
Interest expense	$30,330	$4,061	$6,231	$40,622
Depreciation and amortization	$71,470	$35,925	$172	$107,567
Net loss	$(86,215)	$(65,883)	$(214,975)	$(367,073)
Property and equipment, net of accumulated depreciation	$4,264,012	$779,917	$1,437	$5,045,366
Segment assets	$4,530,650	$944,799	$106,182	$5,581,631

For the three months ended August 31, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$619,119	$46,331		$665,450
Interest expense, net	$32,184	$4,486	$7,244	$43,914
Depreciation and amortization	$74,779	$26,006	$172	$100,957
Net income (loss)	$252,632	$(69,924)	$(319,497)	$(136,789)
Property and equipment, net of accumulated depreciation	$4,500,515	$855,199	$2,127	$5,357,841
Segment assets	$5,043,974	$1,023,645	$191,861	$6,259,480

For the six months ended August 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,085,514	$108,197		$1,193,711
Interest expense	$56,219	$5,082	$12,346	$73,647
Depreciation and amortization	$142,584	$71,848	$345	$214,777
Net loss	$(102,546)	$(168,486)	$(428,553)	$(699,585)

For the six months ended August 31, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,176,053	$144,296		$1,320,349
Interest expense, net	$59,234	$4,486	$16,921	$80,641
Depreciation and amortization	$148,781	$70,073	$345	$219,199
Net income (loss)	$190,072	$(142,444)	$(474,552)	$(426,924)

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and six months ended August 31, 2006 and 2005. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2006 AND 2005.

General

The Company’s consolidated net sales decreased to $544,365 for the three months ended August 31, 2006, a decrease of $121,085 or 18%, from $665,450 for the three months ended August 31, 2005. This decrease was mainly due to a decrease in sales of the manufacturing division.

Gross profit for the consolidated operations decreased to $205,465 for the three months ended August 31, 2006 from $231,794 for the three months ended August 31, 2005. Gross profit as a percentage of sales was 38% and 35% for the three month periods ended August 31, 2006 and 2005, respectively. The increase in gross profit as a percentage of sales was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended August 31, 2006 was $40,622 as compared to $43,914 for same period in 2005 for a decrease of $3,292 or 7%. This decrease in interest expense is due to the settlement and payments on long-term debt.

Selling, general and administrative expenses decreased to $536,337 for the three months ended August 31, 2006 as compared to $625,137 for the three months ended August 31, 2005, a decrease of $88,800 or 14%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2004 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $367,073 for the three months ended August 31, 2006 compared to a loss of $136,789 for the three months ended August 31, 2005. The increase in the consolidated net loss is primarily due to the limited revenue of the manufacturing segment during the three months ended August 31, 2006. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $473,176 for the three months ended August 31, 2006 compared to $619,119 for the three months ended August 31, 2005. The machining operations provided $195,651 or 41% of net sales with parts and service providing $277,525 or 59% of net sales for the three months ended August 31, 2006 as compared to machining operations contributing $280,338 or 45% of net sales with parts and service providing $338,781 or 55% of net sales for the three months ended August 31, 2005. The overall decrease in net sales is due to a temporary decrease in sales of approximately $62,000 to one client while they undergo renovations and the consolidation of two other clients, which resulted in an approximate $56,000 decrease in sales.

Gross profit from the International Machine and Welding, Inc. was $191,105 for the three months ended August 31, 2006 compared to $226,280 for the same period in 2005 providing gross profit margins of 40% and 36%, respectively. The increase in gross profit margin was due to the change in the mix between machining and sales of parts and services.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $249,293 for the three months ended August 31, 2006 compared to $239,930 for the three months ended August 31, 2005. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $30,330 for the three months ended August 31, 2006 compared to $32,184 for the same period ended 2005. The decrease in interest expense, net is due to the Company’s payments on notes payable during first and second quarter of 2006.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $71,189 for the three months ended August 31, 2006 as compared to $46,331 for the same period in 2005. The increase in net sales is due to increased production of finished goods while retooling was being completed.

Gross profit from Chariot was $14,677 for the three months ended August 31, 2006 providing a gross profit margin of 21% as compared to $5,646 providing a gross profit margin of 12% for the same period in 2005. The increase in gross profit and the related gross profit margin was due to increased sales, partially offset by the additional costs incurred to start up the manufacturing process again after being closed for retooling.

Selling, general and administrative expenses were $77,787 or the three months ended August 31, 2006 as compared to $76,770 for the same period in 2005.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2006 AND 2005.

General

The Company’s consolidated net sales decreased to $1,193,711 for the six months ended August 31, 2006, a decrease of $126,638 or 10%, from $1,320,349 for the six months ended August 31, 2005. This decrease was mainly due to a decrease in sales of the manufacturing division.

Gross profit for the consolidated operations decreased to $424,300 for the six months ended August 31, 2006 from $427,472 for the six months ended August 31, 2005. Gross profit as a percentage of sales was 36% and 32% for the six month periods ended August 31, 2006 and 2005, respectively. The increase in gross profit margin was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the six months ended August 31, 2006 was $73,647 as compared to $80,641 for same period in 2005 for a decrease of $6,994 or 9%. The decrease in interest expense, net is due to the Company’s payments on notes payable during first and second quarter of 2006.

Selling, general and administrative expenses decreased to $1,064,753 for the six months ended August 31, 2006 as compared to $1,168,708 for the six months ended August 31, 2005, a decrease of $103,955 or 9%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2004 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $699,585 for the six months ended August 31, 2006 compared to a loss of $426,924 for the six months ended August 31, 2005. The increase in the consolidated net loss is primarily due to the limited revenue of the manufacturing segment during the six months ended August 31, 2006. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,085,514 for the six months ended August 31, 2006 compared to $1,176,053 for the six months ended August 31, 2005. The machining operations provided $373,204 or 34% of net sales with parts and service providing $712,310 or 66% of net sales for the six months ended August 31, 2006 as compared to machining operations contributing $526,830 or 45% of net sales with parts and service providing $649,223 or 55% of net sales for the six months ended August 31, 2005. The overall decrease in net sales is due to a temporary decrease in sales of approximately $62,000 to one client while they undergo renovations and the consolidation of two other clients, which resulted in an approximate $56,000 decrease in sales.

Gross profit from the International Machine and Welding, Inc. was $427,692 for the six months ended August 31, 2006 compared to $407,519 for the same period in 2005 providing gross profit margins of 39% and 35%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior quarter.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $484,006 for the six months ended August 31, 2006 compared to $456,810 for the six months ended August 31, 2005. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $56,219 for the six months ended August 31, 2006 compared to $59,234 for the same period ended 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $108,197 for the six months ended August 31, 2006 as compared to $144,296 for the same period in 2005. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished during the first quarter.

Gross profit from Chariot was ($3,392) for the six months ended August 31, 2006 providing a gross profit margin of (3%) as compared to $19,953 providing a gross profit margin of 14% for the same period in 2005. The decrease in gross profit and the related gross profit margin was due to a decrease in sales over the prior year with a static or increased cost of goods sold. The decrease in sales was due to the plant being closed for a portion of period ended August 31, 2006.

Selling, general and administrative expenses were $163,087 for the six months ended August 31, 2006 as compared to $164,792 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2006 and 2005, the Company used net cash from operating activities of $327,654 and $131,650, respectively. This increase in cash used by operating activities is primarily due to an increase in inventory and the overall net loss, which was partially offset by a decrease in accounts payable, accrued expenses and deferred revenue during the six months ended August 31, 2006 as compared to the same period in 2005.

During the six months ended August 31, 2006 and 2005, the Company provided (used) cash for investing activities of $248,820 and $(40,937), respectively. The increase in net cash provided by investing activities is primarily due to the cash received from the collection of a note receivable during the six months ended August 31, 2006.

During the six months ended August 31, 2006 and 2005, the Company provided cash from financing activities of $101,357 and $146,984, respectively. The decrease in net cash provided from financing activities is due to the decrease of advances from stockholders during the six months ended August 31, 2006.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through August 31, 2006. As of August 31, 2006, working capital deficit was $1,761,808. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

Management has revised its business strategy to include the manufacture of additional products. Although management has reduced debt, new financing to finance operations and to facilitate additional production is still being sought. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended August 31, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The following shares of stock were issued without registration under the Securities and Exchange Act of 1933 in reliance upon Section 4(2) of the Securities and Exchange Commission there under.

On July 7, 2006, 340,095 shares of common stock valued at $10,203, were issued to a related party in settlement of some accrued expenses.

On July 7, 2006, 1,000,000 shares of common stock valued at $8,500, were issued to an employee of the company for services provided.

On July 7, 2006, 250,000 shares of common stock valued at $2,125, were issued to an employee of the company for services provided.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $739,188 of notes payable. The amount of principal payments in arrears was $587,108, with an additional amount of $152,080 of interest due at August 31, 2006. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended August 31, 2006, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 13, 2006	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, CEO

Date: October 13, 2006	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer