Form 10QSB
period 2006-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2007-01-16
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

There were 239,017,317 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of November 30, 2006 and for the

Three and Nine Months Ended November 30, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of November 30, 2006 and for the

Three and Nine Months Ended November 30, 2006 and 2005

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

November 30, 2006

(unaudited)

Assets
Current assets:
Cash	$16,896
Accounts receivable, net of allowance of $4,514	24,773
Accounts receivable, factored	45,005
Inventory	203,658
Other receivables	84,602
Other current assets	46,502

Total current assets	421,438

Property and equipment, net of depreciation of $2,153,583	4,955,206

Other assets:
Intangible assets, net of accumulated amortization of $119,278	70,722

$5,447,366

Liabilities and Stockholders’ Equity
Current liabilities:
Bank overdraft	$11,310
Current portion of notes payable	617,198
Current portion of notes payable, related parties	262,085
Accounts payable	327,683
Accrued expenses	175,341
Accrued interest	145,182
Due to stockholders	774,610
Deferred revenue	109,906

Total current liabilities	2,423,315

Notes payable, net of current portion	738,179

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 239,539,317 shares issued; 239,017,317 shares outstanding	479,080
Additional paid-in capital	18,955,911
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(16,843,656)
Loan costs from issuance of common stock	(29,940)

Total stockholders’ equity	2,285,872

$5,447,366

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2006	2005	2006	2005
Net sales	$556,205	$491,621	$1,749,916	$1,811,970

Cost of goods sold	359,736	294,523	1,129,147	1,187,400

Gross profit	196,469	197,098	620,769	624,570

Selling, general and administrative expenses	543,969	466,663	1,608,722	1,635,371

(Loss) from operations	(347,500)	(269,565)	(987,953)	(1,010,801)

Other income (expense)	1,605	25,067	16,120	321,710
Gain on forgiveness of debt		93,336		191,646
Interest expense	(33,876)	(37,740)	(107,523)	(118,381)

Total other income (expense)	(32,271)	80,663	(91,403)	394,975

Net loss	$(379,771)	$(188,902)	$(1,079,356)	$(615,826)

Basic and Diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and Diluted weighted average number of common shares outstanding	238,321,417	226,136,679	237,314,800	216,617,916

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2006	2005
Operating activities:
Net loss	$(1,079,356)	$(615,826)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	322,297	329,448
Stock issued for services	100,445	17,000
Options issued to consultants and employees		27,000
Gain on sale of equipment	(4,500)
Gain on forgiveness of debt		(191,646)
Gain on write down of debt		(15,000)
(Decrease) increase in allowance for doubtful accounts	(670)	4,850
(Increase) decrease in:
Accounts receivables	6,033	50,314
Inventory	(55,124)	(22,587)
Other receivables and other assets	52,722	260,505
Increase (decrease) in:
Accounts payable and accrued expenses	100,779	4,140
Deferred income	68,348	(3,769)

Net cash used by operating activities	(489,026)	(155,571)

Investing activities:
Decrease in other receivables	25,845
Payments on notes receivable	239,016
Proceeds from sale of equipment	4,500
Acquisition of property and equipment	(21,160)	(61,428)

Net cash provided (used) by investing activities	248,201	(61,428)

Financing activities:
Increase in checks drawn in excess of bank balance	11,310	616
Increase (decrease) in due from factor	(2,593)	(11,461)
Proceeds from notes payable and long-term debt	133,208	78,990
Principal payments on notes payable and capital leases	(90,136)	(163,060)
Increase in advances from stockholders	187,800	215,250
Exercise of stock options and warrants		72,301

Net cash provided by financing activities	239,589	192,636

Net decrease in cash	(1,236)	(24,363)

Cash, beginning of period	18,132	63,506

Cash, end of period	$16,896	$39,143

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid during the period for interest	$85,229	$228,191

During the nine months ended November 30, 2006, the Company issued 9,650,136 shares of common stock to a related party and related company, valued at $119,758 in exchange for guarantees of a note payable. As of November 30, 2006, $89,819 of these guaranty fees have been amortized.

During the nine months ended November 30, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the nine months ended November 30, 2006 and 2005, the Company increased notes payable by $18,451 and $18,546, respectively for an accrual of interest.

During the nine months ended November 30, 2006, the Company issued 340,095 shares of common stock to a related party for accrued expenses valued at $10,203.

During the nine months ended November 30, 2006, the Company issued 1,376,671 shares of common stock to a third party in exchange for accepting a note payable assignment with a fair value of $18,447.

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

As of November 30, 2006 and for the

Three and Nine Months Ended November 30, 2006 and 2005

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

2. Stock Based Compensation

At November 30, 2006, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense of $27,000 in stock-based employee compensation cost for the nine months ended November 30, 2005, which is reflected in the net loss. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on March 1, 2006 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

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

The following table reflects the pro forma effect on net loss for the three and nine month periods ended November 30, 2005 as if we had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended November 31, 2005	Nine Months Ended November 31, 2005
Net loss, as reported	$(188,902)	$(615,826)

Deduct: Additional stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(0)	(0)

Pro forma net loss	$(188,902)	$(615,826)

Net loss per share:
As reported	$(.00)	$(.00)
Pro forma	$(.00)	$(.00)

3. Going Concern

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred substantial operating losses since inception and has used approximately $489,000 of cash in operations for the nine months ended November 30, 2006. The Company recorded losses from continuing operations of $379,771 and $1,079,356 for the three and nine months ended November 30, 2006, respectively. Current liabilities exceed current assets by $2,001,877 at November 30, 2006. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2006 and 2005, (b) the financial position at November 30, 2006, and (c) cash flows for the nine month periods ended November 30, 2006 and 2005, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2006. The results of operations for the three and nine month periods ended November 30, 2006 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the nine months ended November 30, 2006, the Company factored receivables of approximately $1,092,175. In connection with the factoring agreement, the Company incurred fees of approximately $12,474 and $38,474 during the three and nine months ended November 30, 2006, respectively. As of November 30, 2006, certain customers had remitted $53,289 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Common Stock and Stock Options

During the nine months ended November 30, 2006 the Company issued 9,650,136 shares of common stock to a related party and a related company valued at $119,758 in exchange for a guarantee of a note payable. The Company also issued a related party 340,095 shares of common stock in exchange for the settlement of $10,203 of liabilities. In addition, the Company issued a total of 1,250,000 shares of common stock to two employees valued at $10,625 for services rendered. Finally, the Company issued 1,376,671 shares of common stock to a third party in exchange for the assignment of a note payable with a fair value of $18,447.

During the nine months ended November 30, 2005 the Company issued 5,000,000 shares of common stock for consulting services valued at $100,000, the Company also issued 12,637,772 shares of common stock in exchange for the assignment of debt and related accrued interest valued at $252,756 and 16,507,417 shares of common stock to convert related party debt and interest of $330,148. Also during the nine months ended November 30, 2005, the Company issued 1,000,000 shares of common stock to a related party for services rendered valued at $17,000.

During the nine months ended November 30, 2005 the Company recorded a note receivable for the exercise price of $34,000 when 2,000,000 options to purchase common stock were issued to and exercised by consultants. Total compensation expense recognized in conjunction with the issuance was $6,000.

During the period ended November 30, 2005, the Company granted 7,000,000 options, respectively, to employees in conjunction with the Employee Stock Incentive Plan, all of which were exercised immediately.

7. Segment Information

The Company has two reportable segments during 2006 and 2005; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2006 and 2005 the Company has included segment reporting.

For the three months ended November 30, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$516,683	$39,522	—	$556,205
Interest expense	$25,723	$1,632	$6,521	$33,876
Depreciation and amortization	$71,423	$35,924	$173	$107,520
Net loss	$(65,666)	$(85,708)	$(228,397)	$(379,771)

For the three months ended November 30, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$472,755	$18,866	—	$491,621
Interest expense, net	$27,414	$2,199	$8,127	$37,740
Depreciation and amortization	$75,040	$54,037	$172	$129,249
Net loss	$(52,987)	$(55,346)	$(80,569)	$(188,902)

For the nine months ended November 30, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,602,197	$147,719	—	$1,749,916
Interest expense	$81,942	$6,714	$18,867	$107,523
Depreciation and amortization	$214,007	$107,772	$518	$322,297
Net loss	$(168,212)	$(254,194)	$(656,950)	$(1,079,356)
Property and equipment, net of accumulated depreciation	$4,198,246	$755,695	$1,265	$4,955,206
Segment assets	$4,447,467	$909,070	$90,829	$5,447,366

For the nine months ended November 30, 2005, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,648,808	$163,162		$1,811,970
Interest expense, net	$86,648	$6,685	$25,048	$118,381
Depreciation and amortization	$223,821	$105,110	$517	$329,448
Net income (loss)	$137,085	$(197,790)	$(555,121)	$(615,826)
Property and equipment, net of accumulated depreciation	$4,445,966	$829,662	$1,955	$5,277,583
Segment assets	$4,990,708	$994,471	$171,465	$6,156,644

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2006 and 2005. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and nine months ended November 30, 2006 and 2005. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005.

General

The Company’s consolidated net sales increased to $556,205 for the three months ended November 30, 2006, an increase of $64,584 or 13%, from $491,621 for the three months ended November 31, 2005. This increase was mainly due to a new and effective sales effort with our existing customer base.

Gross profit for the consolidated operations decreased to $196,469 for the three months ended November 30, 2006 from $197,098 for the three months ended November 30, 2005. Gross profit as a percentage of sales was 35% and 40% for the three month periods ended November 30, 2006 and 2005, respectively. The decrease in gross profit as a percentage of sales was due to losses in the fiberglass segment while retooling continued.

Consolidated interest expense, net for the three months ended November 30, 2006 was $33,876 as compared to $37,740 for same period in 2005 for a decrease of $3,864 or 10%. This decrease in interest expense is due to the settlement and payments on long-term debt.

Selling, general and administrative expenses increased to $543,969 for the three months ended November 30, 2006 as compared to $466,663 for the three months ended November 30, 2005, an increase of $77,306 or 17%. The increase was primarily due to the increase in executive salaries.

The Company incurred a consolidated net loss of $379,771 for the three months ended November 30, 2006 compared to a loss of $188,902 for the three months ended November 30, 2005. The increase in the consolidated net loss is primarily due the increase in salaries of senior executives and the additional costs of retooling in the fiberglass subsidiary. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $516,683 for the three months ended November 30, 2006 compared to $472,755 for the three months ended November 30, 2005. The machining operations provided $174,532 or 34% of net sales with parts and service providing $342,151 or 66% of net sales for the three months ended November 30, 2006 as compared to machining operations contributing $194,020 or 41% of net sales with parts and service providing $278,735 or 59% of net sales for the three months ended November 30, 2005. The overall increase in net sales is due to successful sales effort within the existing customer base.

Gross profit from the International Machine and Welding, Inc. was $204,138 for the three months ended November 30, 2006 compared to $195,619 for the same period in 2005 providing gross profit margins of 40% and 41%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $244,081 for the three months ended November 30, 2006 compared to $224,548 for the three months ended November 30, 2005. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $25,723 for the three months ended November 30, 2006 compared to $27,414 for the same period ended 2005. The decrease in interest expense, net is due to the Company’s payments on notes payable during first and second quarter of 2006.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $39,522 for the three months ended November 30, 2006 as compared to $18,866 for the same period in 2005. The increase in net sales is due to increased production of finished goods while retooling was being completed.

Gross profit from Chariot was $(7,669) for the three months ended November 30, 2006 providing a negative gross profit margin of 19% as compared to $1,479 providing a gross profit margin of 8% for the same period in 2005. The decrease in gross profit and the related gross profit margin was due to the additional costs incurred during the retooling.

Selling, general and administrative expenses were $78,012 for the three months ended November 30, 2006 as compared to $51,339 for the same period in 2005. The increase in selling, general and administrative expenses was due to an increase in management and sales salaries and related payroll expenses.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006 AND 2005.

General

The Company’s consolidated net sales decreased to $1,749,916 for the nine months ended November 30, 2006, a decrease of $62,054 or 3%, from $1,811,970 for the nine months ended November 30, 2005. This decrease was mainly due to a decrease in sales of the manufacturing division.

Gross profit for the consolidated operations decreased to $620,769 for the nine months ended November 30, 2006 from $624,570 for the nine months ended November 31, 2005. Gross profit as a percentage of sales was 35% and 34% for the nine month periods ended November 30, 2006 and 2005, respectively. The increase in gross profit margin was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the nine months ended November 30, 2006 was $107,523 as compared to $118,381 for same period in 2005 for a decrease of $10,858 or 9%. The decrease in interest expense, net is due to the Company’s payments on notes payable during first and second quarter of 2006.

Selling, general and administrative expenses decreased to $1,608,722 for the nine months ended November 30, 2006 as compared to $1,635,371 for the nine months ended November 30, 2005, a decrease of $27,009 or 2%. The decrease was primarily due to a decrease in consulting expenses, professional fees for legal services and the Company decreasing the amount of options issued under the Employee Stock Incentive Plan for 2004 and the Non Qualifying Stock Option Plan.

The Company incurred a net consolidated loss of $1,079,356 for the nine months ended November 30, 2006 compared to a loss of $615,826 for the nine months ended November 30, 2005. The increase in the consolidated net loss is primarily due to the limited revenue of the manufacturing segment during the nine months ended November 30, 2006. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,602,197 for the nine months ended November 30, 2006 compared to $1,648,808 for the nine months ended November 31, 2005. The machining operations provided $547,736 or 34% of net sales with parts and service providing $1,054,461 or 66% of net sales for the nine months ended November 30, 2006 as compared to machining operations contributing $720,850 or 44% of net sales with parts and service providing $927,958 or 56% of net sales for the nine months ended November 31, 2005. The overall decrease in net sales is due to a temporary decrease in sales of approximately $46,611 to one client while they undergo renovations and the consolidation of two other clients.

Gross profit from the International Machine and Welding, Inc. was $631,830 for the nine months ended November 30, 2006 compared to $603,138 for the same period in 2005 providing gross profit margins of 39% and 36%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior quarter.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $728,087 for the nine months ended November 30, 2006 compared to $681,358 for the nine months ended November 30, 2005. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $81,942 for the nine months ended November 30, 2006 compared to $86,648 for the same period ended 2005.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $147,719 for the nine months ended November 30, 2006 as compared to $163,162 for the same period in 2005. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished during the first quarter.

Gross profit from Chariot was ($11,061) for the nine months ended November 30, 2006 providing a gross profit margin of (7%) as compared to $21,432 providing a gross profit margin of 13% for the same period in 2005. The decrease in gross profit and the related gross profit margin was due to a decrease in sales over the prior year with a static or increased cost of goods sold. The decrease in sales was due to the plant being closed for a portion of period ended November 30, 2006.

Selling, general and administrative expenses were $241,099 for the nine months ended November 30, 2006 as compared to $222,816 for the same period in 2005. The increase in selling, general and administrative expenses was mainly due to an increase in management and sales salaries and related payroll expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2006 and 2005, the Company used net cash from operating activities of $489,026 and $155,571, respectively. This increase in cash used by operating activities is primarily due to an increase in inventory and the overall net loss, which was partially offset by a decrease in accounts payable, accrued expenses and deferred revenue during the nine months ended November 30, 2006 as compared to the same period in 2005.

During the nine months ended November 30, 2006 and 2005, the Company provided (used) cash for investing activities of $248,201 and ($61,428), respectively. The increase in net cash provided by investing activities is primarily due to the cash received from the collection of a note receivable during the nine months ended November 30, 2006.

During the nine months ended November 30, 2006 and 2005, the Company provided cash from financing activities of $239,589 and $192,636, respectively. The increase in net cash provided from financing activities is due to the increase in advances from stockholders and proceeds from issuance of notes payable during the nine months ended November 30, 2006.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through November 30, 2006. As of November 30, 2006, working capital deficit was $2,001,877. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

During the three months ended November 30, 2006, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

The following shares of stock were issued without registration under the Securities and Exchange Act of 1933 in reliance upon Section 4(2) of the Securities and Exchange Commission there under.

On September 1, 2006, 1,376,671 shares of common stock valued at $18,447, were issued to a third party in exchange for the assignment of a note payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $777,783 of notes payable. The amount of principal payments in arrears was $614,368, with an additional amount of $163,415 of interest due at November 30, 2006. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended November 30, 2006, the Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits –

• 31.1	SECTION 302 CEO CERTIFICATION

• 31.2	SECTION 302 CFO CERTIFICATION

• 32	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED

PURSUANT TO SECTION 906 OF THE SARBAENES-OXLEY ACT OF 2002

(b)	Reports on Form 8-K — None

(c)	S-8 Filings included by reference

(d)	Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 12, 2007	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, CEO

Date: January 12, 2007	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer