Form 10KSB
period 2007-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2007-05-29
CIK 949982

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2007

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

State issuer’s revenues for its most recent fiscal year $2,351,288

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 28, 2007 was $3,226,734 based upon the closing sale price of $0.0135 or the Registrant’s common stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 28, 2007.

There were 239,017,317 shares of the Registrant’s $.002 par value common stock outstanding as of February 28, 2007

Transitional Small Business Format (check one)    Yes  ☐    NO  ☒

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-KSB—INDEX

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

American Commerce Solutions, Inc. (the “Company” or “American Commerce”) is a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had two wholly owned subsidiaries operating in the manufacturing segment and the fiberglass segment. The operating subsidiaries are International Machine and Welding, Inc. located in Bartow, Florida and Chariot Manufacturing Company located in Tampa, Florida.

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

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non-warranty repairs, modification of existing Chariot Trailers.

The Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to acquire additional fiberglass manufacturing operations, machining, fabricating, erecting and construction operations that utilize heavy equipment. Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

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

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, from a related party for $360,000. The acquisition was financed through the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.

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

FIBERGLASS SEGMENT

The Fiberglass Segment through Chariot Manufacturing Company produces a line of fiberglass trailers suitable for a wide range of uses. Some of the uses include the transportation of motorcycles, ATVs, personal watercraft, small vehicles, vending, mobile fiber optic workstations, utility and other specialized applications. The trailers are available in both open and enclosed configurations. The fiberglass unibody construction of the product is stronger, yet lighter than conventional aluminum and steel trailers. The Chariot trailer has a steel tube sub frame, which is tucked up inside the fiberglass body reducing drag. Since the body is molded in fiberglass, the shape can be optimized to reduce drag. The overall shape, coupled with the light weight of the trailer also improves gas mileage while towing. The trailers can be fitted with optional features such as custom interiors and sleeper options.

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

Fiberglass Segment

Likewise, Chariot Manufacturing Company has a ready supply of material available through both seasoned and new suppliers and vendors.

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

Direct sales personnel who primarily target mid-tier accounts handle sales for Division 2 and 3. We believe that this broad niche market is largely untapped by the larger factory-sponsored operations which cater specifically to very large accounts. Margins are typically very slim in these accounts and a large percentage of the customer base is represented by very few accounts. Because we are an independent repair facility, we can provide service to a much broader base of customers with greater margins than the large factory-sponsored competitors.

Fiberglass Segment

Chariot Manufacturing Company sells through a network of dealers throughout the United States, or directly to individuals. Inquiries from individuals come from a number of sources including the Company’s participation in industry events, the Company’s web site and from people who have seen the product on the road and called the Company’s phone number, (which is on every trailer produced either in graphic form or molded into the fiberglass body). Many inquiries result from referrals from existing customers. The Company has a 30-year history and is well known in the industry. Recently, the Company has begun to pursue OEM business, where trailers are sold to companies rather than individuals or dealers. These companies will install their products into the trailer and sell the package to the end user.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -37.7% of the division’s revenues in fiscal 2007 compared to 39% in fiscal 2006, while the industrial and mining industries accounted for approximately 31.1% and 28.4% in fiscal 2007 compared to 40% and 19% in fiscal 2006, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 32% of total revenues for the year ended February 28, 2007. These customers were the Mosaic Company 18%, Vehicare 8% and Marden Industries 6%.

Fiberglass Segment

Chariot Manufacturing Company has a wide base of customers. The loss of a single customer or dealer would not have a material adverse effect on the business. The primary use of the product is to transport motorcycles. The motorcycle industry growth has been strong in recent years. Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 28, 2007, the Company and its subsidiaries had 24 full-time employees and the parent operation has two full time executives. The Manufacturing segment employs 19 full time employees. Chariot Manufacturing Company employs 5 full time workers.

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

RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2007 of $17,214,690 and net loss to common shareholders of $1,450,388 for the year ended February 28, 2007. The Company had an accumulated deficit of $15,764,302, and net loss to common shareholders of $922,351 for the year ended February 28, 2006. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the ability to continue as a going concern, therefore, the financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2007. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Cash flows from the receipt of payments on the note receivable provided the working capital needs and principal payments on long-term debt through most of fiscal 2007. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

Loss of Certain Members of Our Management Team Could Adversely Affect the Company. The Company is dependent to a significant extent on the continued efforts, abilities and funding of our Chairman, Robert E. Maxwell and President and Chief Executive Officer, Daniel L. Hefner. If the company was to lose the services of either of these individuals or other key employees or consultants before a qualified replacement could be obtained, the business could be materially affected.

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2007 the price of our common shares has ranged from $0.01 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 2.	DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2007, the balance on this note is $746,973. This note was refinanced in December 2005 for three years. The original note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014, which was recognized during fiscal year ended February 28, 2003.

Chariot Manufacturing Co. has its corporate offices at the International Machine and Welding facilities in Bartow, Florida. Its manufacturing operations are housed in an approximately 12,500 square foot moveable facility located in Tampa, Florida. The land that the facility is housed on, approximately 1.5 acres, is under a lease /option by AFG assigned to American Commerce Solutions, Inc. as part of the July 2004 asset purchase of AFG assets. AFG is one of Chariot’s key fiberglass suppliers. It is anticipated that the facilities will be adequate to meet the company’s sales projections until a more permanent facility can be secured or the land is purchased to create a more permanent operation. The adjacent, slightly larger parcel is available. ACS has a ‘right of first refusal’ on this parcel.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 28, 2007, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2007

First Quarter (March 1, 2006 through May 31, 2006)	$0.02	$0.01
Second Quarter (June 1, 2006 through August 31, 2006)	$0.02	$0.01
Third Quarter (September 1, 2006 through November 30, 2006)	$0.02	$0.01
Fourth Quarter (December 1, 2006 through February 28, 2007)	$0.02	$0.01

FISCAL 2006

First Quarter (March 1, 2005 through May 31, 2005)	$0.02	$0.02
Second Quarter (June 1, 2005 through August 31, 2005)	$0.04	$0.02
Third Quarter (September 1, 2005 through November 30, 2005)	$0.02	$0.02
Fourth Quarter (December 1, 2005 through February 28, 2006)	$0.02	$0.01

On February 28, 2007 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0135 and there were approximately 1,204 shareholders of record.

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

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2007 and 2006. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers.

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

General

The Company’s consolidated net sales increased to $2,351,288 for the fiscal year ended February 28, 2007, an increase of $49,714 or 2%, from $2,301,574 for the fiscal year ended February 28, 2006. The increase in net sales was due to a normal fluctuation in our customer’s requirements.

Gross profit for the consolidated operations increased to $839,293 for the fiscal year ended February 28, 2007 from $811,176 for the fiscal year ended February 28, 2006. Gross profit as a percentage of sales increased in fiscal year 2007 to 36% from 35% in fiscal year ended 2006. The increase in gross profit margin was due to an emphasis on more profitable business, including the change in the mix between machining and sales of parts and services.

Consolidated interest expense in fiscal 2007 was $150,311 compared to $144,167 in fiscal 2006. The overall increase in interest expense was due to the Company increasing the amount of outstanding debt.

Selling, general and administrative expenses increased to $2,151,609 for fiscal 2007 from $2,115,724 for fiscal 2006, an increase of $35,885 or 2%. This increase was due to an overall increase in salaries and related payroll expenses, as well as the write off of a note receivable.

The Company incurred a net consolidated loss of $1,450,388 for the year ended February 28, 2007 compared to a loss of $922,351 for the year ended February 28, 2006. The increase in the consolidated net loss is primarily due to absence of one-time gains compared to prior year, losses in the fiberglass segment, the overall increase in salaries and related expenses, as well as the write off of a note receivable.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,176,391 for the fiscal year ended February 28, 2007 compared to $2,135,478 for the fiscal year ended February 28, 2006. The machining operations provided $699,340 or 32% of net sales with parts and service providing $1,477,051 or 68% of net sales for the fiscal year ended February 28, 2007 as compared to machining operations contributing $904,410 or 42% of net sales with parts and service providing $1,231,068 or 58% of net sales for the fiscal year ended February 28, 2006.

Gross profit from International Machine and Welding, Inc. was $858,328 for the fiscal year ended February 28, 2007 compared to $791,172 in fiscal 2006 providing gross profit margins of 39% and 37%, respectively. This increase is due to the Company shifting its focus to more sales of parts and services where the margin is greater.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $975,859 for the fiscal year ended February 28, 2007 compared to $919,749 for the fiscal year ended February 28, 2006.

Interest expense was $110,509 for the fiscal year ended February 28, 2007 compared to $105,632 for the fiscal year ended February 28, 2006. The increase in interest expense, net is due to the a full year of interest expense from the Company’s additional debt that had been taken on during the first quarter of 2006.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Segment

The fiberglass manufacturing operation, Chariot Manufacturing Company was acquired during the year ended February 2004 and provided net sales of $174,897 for the fiscal year ended February 28, 2007 as compared to $166,096 for the fiscal year ended February 28, 2006.

Gross profit from Chariot was $(19,035) for the fiscal year ended February 28, 2007 as compared to $20,004 for the fiscal year ended February 28, 2006 providing a gross profit margin of (11%) and 12%, respectively. The decrease in gross profit and the related gross profit margin was due to cessation of production and continuation of static and wage expenses during completion of retooling.

Selling, general and administrative expenses were $314,593 for 2007 and $287,303 for 2006. The increase in selling, general and administrative expenses was due to temporarily closing the plant to produce new models.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2007 and 2006, the Company used net cash for operating activities of $576,838 and $254,904, respectively. This increase in cash used by operating activities is primarily due to the overall increase in the net loss from the prior year.

During the years ended February 28, 2007 and 2006, the Company provided (used) funds for investing activities of $215,110 and $(102,861), respectively. This increase in cash provided from investing activities is mainly due to the payments received on the notes receivable.

During the years ended February 28, 2007 and 2006, the Company provided cash from financing activities of $360,226 and $312,391, respectively. The increase in net cash provided by financing activities is due to an increase in the cash received from the issuance of notes payable.

Cash flows from investing and financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2007. As of February 28, 2007, the Company had a working capital deficit of $1,439,918. To the extent that the cash flows from investing and financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. See consolidated financial statements footnote 12.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for uncertainty in income taxes – an interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, “Accounting for income taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company will adopt FSP EITF 00-19-2 for the year ended February 28, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 28, 2007 and for the

Years Ended February 28, 2007 and 2006

Report of Independent Registered Public Accounting Firm

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 28, 2007 and

For the Years Ended February 28, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended February 28, 2007 and 2006. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2007 and the results of its operations and its cash flows for the years ended February 28, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,450,388 during the year ended February 28, 2007 and has an accumulated deficit of $17,214,690 and negative working capital of $1,439,918 at February 28, 2007. In addition, the Company is in default on several notes payable at February 28, 2007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

April 19, 2007

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

February 28, 2007

Assets
Current assets:
Cash	$16,634
Accounts receivable, net of allowance of $2,624	67,394
Accounts receivable, factored	59,453
Inventories	213,799
Other receivables	60,748
Other current assets	39,782

Total current assets	457,810

Property and equipment, net of accumulated depreciation of $2,251,515	4,914,221

Intangible assets, net of accumulated amortization	61,222

$5,433,253

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$$618,884
Current portion of notes payable, related party	323,632
Bank overdraft	11,173
Accounts payable	467,645
Accrued expenses	211,222
Accrued interest	152,413
Deferred revenue	112,759

Total current liabilities	1,897,728

Notes payable, net of current portion	748,037
Due to stockholders	842,710

1,590,747

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 239,539,317 shares issued; 239,017,317 shares outstanding	479,080
Additional paid-in capital	18,955,911
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(17,214,690)

Total stockholders’ equity	1,944,778

$5,433,253

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended February 28,

	2007	2006
Net sales	$2,351,288	$2,301,574
Cost of goods sold	1,511,995	1,490,398

Gross profit	839,293	811,176

Selling, general and administrative expenses	2,151,609	2,115,724

Loss from operations	(1,312,316)	(1,304,548)
Other (expense) income:
Other	12,239	296,034
Derecognition of liabilities	0	31,005
Gain on forgiveness of debt	0 0	199,325
Interest expense	(150,311)	(144,167)

Total other (expense) income	(138,072)	382,197

Net loss	$(1,450,388)	$(922,351)

Net loss per common share	$(.01)	$(.00)

Weighted average number of common shares outstanding	237,735,752	219,470,732

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2007 and 2006

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28 2005	182,777,226	$365,555	3,944	$3
Issuance of common share options
Common shares issued upon exercise of stock options	9,000,000	18,000
Common shares issued for assignment of a note payable	12,637,772	25,276
Common shares issued for conversion of debt and interest	16,507,417	33,014
Common shares issued for services	6,000,000	12,000
Amortization of loan costs
Net loss

Balance, February 28, 2006	226,922,415	$453,845	3,944	$3
Common shares issued for guaranty	3,216,712	6,434
Common shares issued for pledge of assets	6,433,424	12,868
Common shares issued for services	1,250,000	2,500
Common shares issued for assignment of a note payable	1,376,671	2,753
Common shares issued for accrued expenses	340,095	680
Net loss

Balance, February 28, 2007	239,539,317	$479,080	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Total
$18,035,119	$(10,000)	$(14,841,951)	$(265,526)		$(81,447)	$3,201,753
27,000						27,000
130,379						148,379
227,480						252,756
297,133						330,147
105,000						117,000
					81,447	81,447
		(922,351)				(922,351)

$18,822,111	$(10,000)	$(15,764,302)	$(265,526)	$		$3,236,131
33,486						39,920
66,972						79,840
8,125						10,625
15,695						18,448
9,522						10,202
		(1,450,388)				(1,450,388)

$18,955,911	$(10,000)	$(17,214,690)	$(265,526)	$		$1,944,778

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2007 and 2006

	2007	2006
Operating activities:
Net loss	$(1,450,388)	$(922,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	429,729	440,121
Stock issued for services	130,385	17,000
Options issued to consultants and employees		27,000
Gain on forgiveness of debt		(199,325)
Write off of debt		(15,000)
Gain on sale of property	(4,500)	(2,296)
Increase in allowance for doubtful accounts	15,624	(1,407)
(Increase) decrease in:
Accounts receivables	(52,882)	54,130
Inventories	(65,265)	(7,227)
Other receivables and other assets	59,442	280,867
Increase in:
Accounts payable and accrued expenses	289,820	49,645
Deferred income	71,201	23,939

Net cash used by operating activities	(576,834)	(254,904)

Investing activities:
Decrease in other receivables	49,701
Payments received on note receivable	239,016	10,000
Proceeds from sale of assets	4,500
Acquisition of property and equipment	(78,107)	(112,861)

Net cash provided (used) by investing activities	215,110	(102,861)

Financing activities:
Increase in bank overdraft	11,173
Increase in due from factor	(17,041)	(9,461)
Proceeds from notes payable and long-term debt	239,585	168,290
Principal payments on notes payable and capital leases	(129,391)	(195,579)
Increase in advances from stockholders	255,900	265,100
Exercise of stock options and warrants		84,041

Net cash provided by financing activities	360,226	312,391

Net decrease in cash	(1,498)	(45,374)
Cash, beginning of year	18,132	63,506

Cash, end of year	$16,634	$18,132

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$120,786	$102,174

During the years ended February 28, 2007 and 2006, the Company increased notes payable by $24,418 and $24,396, respectively for an accrual of interest.

During the year ended February 28, 2007, the Company issued 340,095 shares of common stock for repayment of $10,202 worth of accrued expenses.

During the year ended February 28, 2006, the Company assigned $252,756 of debt and related accrued interest to a related party in exchange for 12,637,772 shares of common stock. Also, the Company converted $330,148 of debt and related accrued interest to a related party for 16,507,417 shares of common stock.

During the year ended February 28, 2006, the Company issued 5,000,000 shares of common stock in exchange for a prepaid consulting agreement valued at $100,000, which is being amortized at approximately $5,000 per month. The Company issued a note receivable of $34,000 upon the exercise of 2,000,000 options by a consultant.

During the year ended February 28, 2006, the Company sold property valued at $243,150 for $250,000, which consisted of a $10,000 down payment and a $240,000 note receivable.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 28, 2007 and for the

Years Ended February 28, 2007 and 2006

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $576,838 of cash in operations for the year ended February 28, 2007. The Company recorded losses from continuing operations of $1,450,388 and $922,351 for the years ended February 28, 2007 and 2006, respectively. Current liabilities exceed current assets by $2,282,628 at February 28, 2007. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $2,624 is considered adequate at February 28, 2007. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Acquired identifiable intangible assets with a cost of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company. These intangibles are amortized on a straight-line method over 5 years. During the years ended February 28, 2007 and 2006, approximately $38,000 was recognized as amortization expense related to these identifiable intangible assets.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. As of February 28, 2007 and 2006, the Company incurred amortization expense of $119,760 and $81,447, respectively.

The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handlings are included in cost of sales.

Sales are recorded when products, repairs, or parts are delivered to the customer. Provisions for discounts and rebates to customers, estimated returns, allowances, and other adjustments are provided for in the same period the related sales are recorded. No products or parts are delivered with any contingencies except for defects.

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At February 28, 2007, the Company did not have any asset that it considered impaired.

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense on our restricted stock awards, but no compensation expense was recognized for fixed option plans as all option grants under the plan had an exercise price equal or greater to the fair market value of the underlying common stock on the date of grant. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the year ended February 28, 2007.

During 2007 there was $0 of cash received from the exercise of stock options.

The aggregate intrinsic value of options outstanding at February 28, 2007, based on the Company’s closing stock price of $0.0135 as of the last business day of the year ended February 28, 2007, which would have been received by the optionees had all options been exercised on that date was $0. There were no options exercised during the year ended February 28, 2007.

There was no pro forma effect on net loss for the year ended February 28, 2006, prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

At February 28, 2007, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company recognized $0 and $21,000 for the years February 28, 2007 and 2006, respectively, in stock-based employee compensation cost which is reflected in net loss.

In determining the amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions:

2006
Dividend rate of	0%
Risk-free interest rate	2.5% - 3.33%
Expected lives	exercised immediately
Expected price volatility	146.4% - 177%

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company’s continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

The Company records stock as issued at the time consideration is received or the obligation is incurred.

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 237,735,752 and 219,470,732 for the years ended February 28, 2007 and 2006. The diluted weighted average number of shares was 241,826,642 and 219,833,232 for the years ended February 28, 2007 and 2006, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for uncertainty in income taxes – an interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, “Accounting for income taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company will adopt FSP EITF 00-19-2 for the year ended February 28, 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2007 annual financial statements. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 28, 2007, the Company factored receivables of approximately $1,503,279. In connection with the factoring agreement, the Company incurred fees of approximately $52,000 and $53,300 during the years ended February 28, 2007 and 2006, respectively. As of February 28, 2007, certain customers had remitted $53,773 to the Company on factored receivables, the Company has recorded this amount as due to the factor and is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following at February 28, 2007:

Work-in-process	$83,767
Raw materials	130,032

Total inventories	$213,799

6. PROPERTY AND EQUIPMENT

Property and equipment at February 28, 2007 consist of:

Land	$186,045
Building and improvements	2,797,269
Machinery and equipment	3,555,996
Office furniture and equipment	92,481
Trucks and automobiles	355,184
Equipment held for lease	178,761

7,165,736
Less accumulated depreciation	2,251,515

$4,914,221

Depreciation expense for the years ended February 28, 2007 and 2006 was $391,729 and $402,121, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets at February 28 2007

	Gross Amount	Accumulated Amortization
Web Site	$86,125	$58,374
Brand Recognition	59,455	40,297
Customer List	44,420	30,107

	$190,000	$128,778

Amortization expense for the years ended February 28, 2007 and 2006 was $38,000 and $38,000; respectively, and estimated amortization expense for each of the ensuing years through February 28, 2009 is $38,000 and $23,222, respectively.

8. NOTES PAYABLE

Notes payable at February 28, 2007 consist of:

Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697
Note payable; 14.66% interest; monthly payments of principal and interest of $278; due October 18, 2008; collateralized by equipment	4,910
Note payable; related party; no interest; past maturity, unsecured	34,304
Note payable; related party; 10% interest; due on demand; unsecured	53,376
Notes payable; related party; interest payable in the amount of $1,000; due on demand; unsecured	9,450
Note payable; related party; 8% interest; monthly principal and interest payment of $950; past maturity, secured by a vehicle	1,074
Note payable; related party; 15% interest; due on demand; unsecured	20,824
Note payable; related party; 10% interest; due on demand; unsecured	9,654
Note payable; related party; no interest; past maturity; unsecured	20,205
Note payable; related party; 18% interest; due on demand; unsecured	570
Note payable; related party; 18% interest; due on demand; unsecured	69,195
Note payable; related party; 15% interest; due on demand; unsecured	14,816
Notes payable; related party; 10 – 15% interest; due on demand; unsecured	24,052
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000
Note payable; related party; 6.50% interest; due 2010; secured by vehicle	14,266
Note payable; related party; 15% interest; due on demand; unsecured	300
Note payable; related party; 12% interest; due on demand; unsecured	14,845
Note payable; related party; 15% interest; due on demand; unsecured	13,700
Note payable; related party; 12% interest; due on demand; unsecured	6,000
Note payable; related party; 8 interest; due on demand; unsecured	5,000
Note payable; 10% interest; past maturity; unsecured	2,249
Note payable; 20% interest plus closing costs; past maturity; secured by 3 million shares of the Company’s common stock	23,000
Note payable; 10.99% interest; matures December 14, 2011; secured by a 16 foot enclosed trailer	22,316
Note payable; related party; interest payable in the amount of $1,200; due on demand; unsecured	12,000
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; past maturity	340,486
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $6,756; collateralized by fixed assets, key man life insurance policy and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due December 30, 2008	746,973

1,690,553
Less current portion	(942,516)

$748,037

As of February 28, 2007, the notes payable listed above include $629,618, which are currently in default.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2008	$942,516
2009	730,676
2010	7,613
2011	5,074
2012	4,674

$1,690,553

The above notes payable to related parties in the amount of $323,632 are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

9. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2007, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $766,213 and $495,792 at February 28, 2007 and 2006, respectively. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share. For the years ended February 28, 2007 and 2006, no shares of preferred stock were paid in additional shares.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

10. CAPITALIZATION

During the year ended February 29, 2004, the Company amended its articles of incorporation, increasing the number of authorized shares of common stock from 30,000,000 to 350,000,000.

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2007, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2007, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2007, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2005	362,500	0.27
Granted	14,000,000	0.02
Exercised	(14,000,000)	0.02
Expired, forfeited	0	0.00
Options outstanding, February 28, 2006	362,500	0.27
Granted	0
Exercised	0
Expired, forfeited	0
Options outstanding, February 28, 2007	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2007:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	5.29 years	$0.27	5.29 years	362,500	$0.27

The weighted average estimated fair value of stock options granted during 2006 was $0.02 per share.

11. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $20,611,900. The loss carry forwards expire beginning in 2007. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax asset are as follows:

Unused operating loss carry forward	$7,237,200
Excess depreciation for tax purposes over the amount for financial reporting purposes	(1,043,600)
Other	2,000

6,195,600
Valuation allowance	(6,195,600)

$0

The valuation allowance increased by $526,500 during the year ended February 28, 2007. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2007 and 2006:

	2007	2006
Statutory benefit	$(493,100)	$(313,600)
State tax benefit, net of federal effect	(50,600)	(32,100)
Non-deductible expenses	17,200	60,600
Increase in deferred income tax valuation allowance	526,500	285,100

	$0	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

12. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2007 and 2006, two executives who are stockholders of the Company deferred approximately $255,900 and $265,100, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2007 totaled $842,710. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During February 28, 2007, the Company issued 6,433,424 shares of common stock to a related company valued at $79,840.

During February 28, 2007, the Company issued 3,216,712 shares of common stock, respectively, to a related party valued at $39,920, respectively, for a pledge of assets and guarantee of a loan.

During the year ended February 28, 2006, the Company issued 29,145,189 shares of common stock to a related company valued at $582,904 for the assignment of notes payable and conversion of debt to equity.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. SEGMENT INFORMATION

The Company has two reportable segments during 2007 and 2006, manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2007 and 2006 the Company has included segment reporting.

For the year ended February 28, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,176,391	174,897	0	2,351,288
Interest expense	$116,259	8,748	25,304	150,311
Depreciation	$285,343	105,696	690	391,729
Net (loss)	$(229,291)	(336,090)	(885,007)	(1,450,388)
Property and equipment, net of accumulated depreciation	$4,183,858	729,271	1,092	4,914,221
Segment assets	$4,467,613	889,983	75,657	5,433,253

For the year ended February 28, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,135.478	$166,096		$2,301,574
Interest expense	$105,632	$7,609	$30,926	$144,167
Depreciation	$298,799	$102,632	$690	$402,121
Net income (loss)	$71,371	$(270,113)	$(723,609)	$(922,351)
Property and equipment, net of accumulated depreciation	$4,393,295	$832,765	$1,783	$5,227,843
Segment assets	$4,881,361	$990,011	$143,596	$6,014,968

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 28, 2007, the construction industry accounted for approximately 38% of the segment’s revenues, while the industrial and mining industries accounted for approximately 31% and 28%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, during the year ended February 28, 2007, three of the Company’s customers accounted for approximately 32% of total revenues. These customers were the Mosaic Company 18%, Vehicare 8% and Marden Industries 6%.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

ITEM 8B	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company

Robert E. Maxwell	72	Chairman of the Board and Director

Frank D. Puissegur	48	Chief Financial Officer and Director

Daniel L. Hefner	56	Chief Executive Officer, President and Director

Andrew Mueller	61	Director

Directors of the Company hold office until the earlier of the next annual meeting of the stockholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Two board members were elected to two-year terms at the annual stockholders meeting held January 21, 2003. Robert Maxwell and Daniel Hefner were elected to a two-year term. Our officers are elected annually by the board of directors to hold office until the next annual meeting of our board and their successors have been duly elected and qualified. There are no family relationships between any of our officers and directors. Set forth below is a description of the business experience during the past five years or more and biographical information for directors and executive officers identified above:

Mr. Maxwell has been a director and the Chairman of the Board of Directors of the Company since June 2000. Mr. Maxwell serves as a consultant to International Machine and Welding, Inc., a subsidiary of the Company. He was the owner/operator of Florida Machine and Welding, Inc., located in Bartow, Florida, for 24 years until the sale of its assets in June 2000. Mr. Maxwell has served on various bank and charitable boards of directors.

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

Mr. Hefner has been President of the Company since September 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past eighteen years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

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

SUMMARY COMPENSATION TABLE

Name Principal Positions	Summary Compensation Table
	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Daniel Hefner, President	2007	150,000	—	—	—	(3)	10,465	160,465
and Chief Executive	2006	215,700	—	—	100,000	(1)	10,950	226,650
Officer	2005	67,492	—	—	100,000		9,000	76,492

Robert Maxwell,	2007	65,900	40,000	—	—	(3)	—	105,900

Chairman of the Board

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2007, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2007, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2007, the Company has no options available for future issuance under this plan.

At February 28, 2007, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2004 and February 28, 2003 (as there were no awards of stock options during the fiscal year ended February 28, 2005) to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2007, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2007, the number of stock options held on February 28, 2007 and the realizable gain of stock options that are “in-the-money.”

Name	Shares Acquired or Exercised (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
			Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0

Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2007 of $0.02 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2007, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Directors and Executive Officers Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	70,693,513		29.	58%**

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000		**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	9,306,516		3.89%

Andrew Mueller 1400 Chamber Drive Bartow, FL	1,000,000		**

All Directors and Executive Officers as a Group (4 persons)	82,000,029	(5)	34.31%

(**)	Less than 1%
(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or to direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2)	In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes (a) 723,360 shares of Common Stock held by his spouse Barbara Maxwell, (b) 69,970,153 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Includes (a) 200,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 9,006,516 shares of Common Stock held personally
(5)	Total shares controlled by all directors and executive officers as a group.

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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2007 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers Andrew Mueller Robert E. Maxwell (3)	29.58%
Frank Puissegur	*
Daniel L. Hefner (2)	3.89%
All directors and executive officers as a group (4 persons)	34.31%
International Commerce and Finance (4)	29.27%

*	Less than 1%
(1)	Based upon 239,017,317 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 9,006,516 shares of Common Stock.
(3)	Includes 723,360 shares of Common Stock held by his spouse Barbara Maxwell, 69,970,153 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 69,970,153 shares of Common Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the years ended February 28, 2007 and 2006, two executives who are stockholders of the Company deferred approximately $255,900 and $265,100, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2007 totaled $842,710. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During February 28, 2007, the Company issued 6,433,424 shares of common stock to a related company valued at $79,840.

During February 28, 2007, the Company issued 3,216,712 shares of common stock, respectively, to a related party valued at $39,920, respectively, for a pledge of assets and guarantee of a loan.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered
3.1	Certificate of Incorporation of the Registrant, As amended as filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the Registrant’s January 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital Associates, Inc., as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486 Placement	N/A

4.5	Form of Warrant of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.6	Securities Purchase Agreement dated April 9, 1998, as filed with the Registrant’s Form 10KSB on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred Stock, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.8	Stockholders’ Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred Stock, as filed with the Registrant’s Form 10-KSB on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock, As filed with the Registrant’s Form 10-KSB on June 12, 2000	N/A

4.14	Amendment to the Articles of Incorporation of JD American Workwear, Inc. for name change to American Commerce Solutions, Inc. and the increase in authorized shares, as filed with the Registrant’s Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith, As filed with Registrant’s Form 10-KSB on July 19, 2001	N/A

10.3	Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.6	Consulting Agreement with Richard Sullivan, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc., As filed with Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and Patina Corporation, as filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene January 1, 2001, as filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement between Registrant and David N. Debaene June 1, 2001, as filed with Registrant’s Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant and Rhode Island truck and Equipment, Corp. October 31, 2001, as filed with Registrant’s Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner dated June 1, 2000, as filed with the Registrant’s Form 10-KSB on May 27, 2004	N/A

14	Code of Ethics, As filed with the Registrant’s Form 10-QSB on May 27, 2004	N/A

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

(b) Reports on Form 8-K

None

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

During 2007 and 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $63,316and $67,800 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Non-Audit related fees

None

Tax Fees

During 2007 and 2006 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $3,000 and $1,500 to prepare our federal and state tax returns.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 29, 2007	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: May 29, 2007	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief
Accounting Officer