Form 10QSB
period 2007-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2007-07-19
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

There were 248,833,626 shares of the Registrant’s $.002 par value common stock outstanding as of May 31, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of May 31, 2007 and for the

Three Months Ended May 31, 2007 and 2006

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of May 31, 2007 and for the

Three Months Ended May 31, 2007 and 2006

(unaudited)

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

May 31, 2007

(unaudited)

Assets
Current assets:
Cash	$3,454
Accounts receivable, net of allowance of $1,808	19,071
Accounts receivable, factored	39,053
Inventory	229,748
Other receivables	60,797
Other current assets	43,346

Total current assets	395,469

Property and equipment, net of accumulated depreciation of $2,344,263	4,841,171

Other assets:
Intangible assets, net of accumulated amortization	51,722

$5,288,362

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$594,161
Current portion of notes payable, related parties	423,732
Bank overdraft	25,602
Accounts payable, including amounts due to related parties of $128,230	425,208
Accrued expenses	129,204
Due to related party	57,917
Accrued interest	162,447
Deferred revenue	112,965

Total current liabilities	1,931,236

Due to stockholders	900,810
Notes payable, net of current portion	777,472

1,678,282

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 249,355,626 shares issued; 248,833,626 shares outstanding	498,712
Additional paid-in capital	19,048,921
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(17,508,784)
Loan costs from issuance of common stock	(84,482)

Total stockholders’ equity	1,678,844

$5,288,362

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended May 31,
	2007	2006
Net sales	$767,362	$649,346

Cost of goods sold	484,631	430,511

Gross profit	282,731	218,835

Selling, general and administrative expenses	534,991	528,416

Loss from operations	(252,260)	(309,581)

Other income (expense):

Other	313	10,094
Interest expense	(42,146)	(33,025)

Total other income (expense)	(41,833)	(22,931)

Net loss	$(294,093)	$(332,512)

Net loss per common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	246,136,838	235,840,765

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended May 31,
	2007	2006
Operating activities:
Net loss	$(294,093)	$(332,512)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	102,248	107,210
Stock issued for services	28,161	29,942
Gain on sale of equipment		(4,500)
Decrease in allowance for doubtful accounts	(850)	(640)
(Increase) decrease in:
Accounts receivables	49,172	(72,807)
Inventory	(15,949)	(14,522)
Other assets	(3,564)	14,486
Increase (decrease) in:
Accounts payable and accrued expenses	(70,405)	9,923
Deferred income	205	59,030

Net cash used by operating activities	(205,075)	(204,390)

Investing activities:
(Increase) decrease in other receivables	(50)	133
Payments on notes receivable		239,016
Proceeds from sale of equipment		4,500
Acquisition of property and equipment	(19,698)	(1,369)

Net cash (used) provided by investing activities	(19,748)	242,280

Financing activities:
Increase in checks drawn in excess of bank balance	14,429
Decrease (increase) in due from factor	20,400	(2,913)
Proceeds from notes payable and long-term debt	177,340	17,875
Principal payments on notes payable and capital leases	(58,627)	(37,171)
Increase in advances from stockholders	58,100	49,850

Net cash provided by financing activities	211,642	27,641

Net (decrease) increase in cash	(13,180)	65,531
Cash, beginning of period	16,634	18,132

Cash, end of period	$3,454	$83,663

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$32,112	$25,157

During the three months ended May 31, 2007 and 2006, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of May 31, 2007 and 2006, $28,161 and $29,942, respectively, of these guaranty fees have been amortized.

During the three months ended May 31, 2007, the Company transferred $20,000 from notes payable, related party to other payables, related party.

During the three months ended May 31, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the three months ended May 31, 2007 and 2006, the Company increased notes payable by $6,099 and $5,730, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2007 and for the

Three Months Ended May 31, 2007 and 2006

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

2. Stock Based Compensation

At May 31, 2007, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three months ended May 31, 2007 and 2006.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $205,100 of cash in operations for the three months ended May 31, 2007. The Company recorded losses from continuing operations of approximately $294,100 for the three months ended May 31, 2007. Current liabilities exceed current assets by approximately $1,535,800 at May 31, 2007. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2007 and 2006, (b) the financial position at May 31, 2007, and (c) cash flows for the three month periods ended May 31, 2007 and 2006, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2007. The results of operations for the three month period ended May 31, 2007 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three months ended May 31, 2007, the Company factored receivables of approximately $436,234. In connection with the factoring agreement, the Company incurred fees of approximately $21,100 during the three months ended May 31, 2007. As of May 31, 2007, certain customers had remitted $4,093 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2007 and 2006; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2007 and 2006 the Company has included segment reporting.

For the three months ended May 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$696,037	$71,325		$767,362
Interest expense, net	$31,171	$6,453	$4,522	$42,146
Depreciation and amortization	$66,152	$35,924	$172	$102,248
Net loss	$(8,911)	$(80,218)	$(204,964)	$294,093
Property and equipment, net of accumulated depreciation	$4,137,404	$702,847	$920	$4,841,171
Segment assets	$4,368,442	$859,436	$60,484	$5,288,362

For the three months ended May 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$612,338	$37,008		$649,346
Interest expense	$25,889	$1,021	$6,115	$33,025
Depreciation and amortization	$71,114	$35,923	$173	$107,210
Net loss	$(16,331)	$(102,603)	$(213,578)	$(332,512)
Property and equipment, net of accumulated depreciation	$4,323,551	$806,341	$1,610	$5,131,502
Segment assets	$4,712,929	$969,729	$129,247	$5,811,905

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Related Party Transactions

During the three months ended May 31, 2007 and 2006, two executives who are stockholders of the Company deferred approximately $58,100 and $49,900, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2007 totaled $900,810. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the three months ended May 31, 2007 and 2006 the Company issued 9,816,309 and 9,650,136 shares of common stock, respectively, to a related party and a related company valued at $112,642 and $119,758, respectively, in exchange for a guarantee of a note payable.

During the three months ended May 31, 2007 the Company owed $57,917 to a related company for reimbursement of expenses.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

PART I—FINANCIAL INFORMATION

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2007 and 2006. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2006.

General

The Company’s consolidated net sales increased to $767,362 for the three months ended May 31, 2007, an increase of $118,016 or 18%, from $649,346 for the three months ended May 31, 2006. The overall increase in net sales is due to a normal fluctuation in our customer requirements.

Gross profit for the consolidated operations increased to $282,731 for the three months ended May 31, 2007 from $218,835 for the three months ended May 31, 2006. Gross profit as a percentage of sales was 37% and 34% for the three month periods ended May 31, 2007 and 2006, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended May 31, 2007 was $42,146 as compared to $33,025 for same period in 2006 for an increase of $9,121 or 28%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses increased to $534,991 for the three months ended May 31, 2007 as compared to $528,416 for the three months ended May 31, 2006, an increase of $6,575 or 1%.

The Company incurred a net consolidated loss of $294,093 for the three months ended May 31, 2007 compared to a loss of $332,512 for the three months ended May 31, 2006. The decrease in the consolidated net loss is primarily due to the overall increase in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $696,037 for the three months ended May 31, 2007 compared to $612,238 for the three months ended May 31, 2006. The machining operations provided $209,953 or 30% of net sales with parts and service providing $486,084 or 70% of net sales for the three months ended May 31, 2007 as compared to machining operations contributing $177,553 or 29% of net sales with parts and service providing $434,785 or 71% of net sales for the three months ended May 31, 2006. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended May 31, 2007 as compared to the three months ended May 31, 2006.

Gross profit from the International Machine and Welding, Inc. was $276,865 for the three months ended May 31, 2007 compared to $236,587 for the same period in 2006 providing gross profit margins of 40% and 39%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $254,753 for the three months ended May 31, 2007 compared to $234,713 for the three months ended May 31, 2006. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses associated with the increased revenue.

Interest expense, net was $31,171 for the three months ended May 31, 2007 compared to $25,889 for the same period ended 2006. The increase in interest expense, net is due to an increase in notes payable for the three months ended May 31, 2007.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $71,325 for the three months ended May 31, 2007 as compared to $37,008 for the same period in 2006. The increase in net sales is due to the Company reducing manufacturing while retooling was being completed during the three months ended May 31, 2006, and the Company was operational during the same time period ended May 31, 2007.

Gross profit from Chariot was $5,866 for the three months ended May 31, 2007 providing a gross profit margin of 8% as compared to $(17,752) providing a gross profit margin of (48%) for the same period in 2006. The increase in gross profit and the related gross profit margin was due to increased sales during 2007.

Selling, general and administrative expenses were $79,795 for the three months ended May 31, 2007 as compared to $86,321 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2007 and 2006, the Company used net cash from operating activities of $205,075 and $204,390, respectively.

During the three months ended May 31, 2007 and 2006, the Company (used) provided cash for investing activities of $(19,748) and $242,280, respectively. The increase in net cash used by investing activities is primarily due to the acquisition of property and equipment and no disposals of property in 2007 as compared to 2006 when cash was received from the collection of a note receivable related to the sale of property held for resale.

During the three months ended May 31, 2007 and 2006, the Company provided cash from financing activities of $211,642 and $27,641, respectively. The increase in net cash provided from financing activities is due to the increase of advances from stockholders and proceeds from the issuance of notes payable and long term debt during the three months ended May 31, 2007.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through May 31, 2007. As of May 31, 2007, working capital deficit was $1,535,767. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

During the three months ended May 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 26, 2007, 3,272,103 shares of common stock valued at $37,547, were issued to a related party in exchange for guaranteeing a company note payable.

On March 26, 2007, 6,544,206 shares of common stock valued at $75,095, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $790,753 of notes payable. The amount of principal payments in arrears was $606,228, with an additional amount of $184,525 of interest due at May 31, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2007, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 13, 2007	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President

Date: July 13, 2007	By:	/s/ Frank D. Puissegur
Frank D. Puissegur,
CFO and Chief Accounting Officer