Form 10QSB
period 2007-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2007-10-15
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

There were 250,750,293 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

August 31, 2007

(unaudited)

Assets
Current assets:
Cash	$14,548
Accounts receivable, net of allowance of $1,808	27,238
Accounts receivable, factored	51,506
Inventory	206,655
Other receivables, related parties	49,277
Other current assets	39,343

Total current assets	388,567

Property and equipment, net of accumulated depreciation of $2,440,523	4,838,594

Other assets:
Intangible assets, net of accumulated amortization	42,222

$5,269,383

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$625,961
Current portion of notes payable, related parties	555,941
Checks drawn in excess of bank balances	11,396
Accounts payable, including amounts due to related parties of $81,195	428,847
Accrued expenses	129,506
Due to related party	35,917
Accrued interest	174,988
Deferred revenue	122,973

Total current liabilities	2,085,529

Due to stockholders	958,910
Notes payable, net of current portion	756,510

1,715,420

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 251,272,293 shares issued; 250,750,293 shares outstanding	502,546
Additional paid-in capital	19,068,088
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(17,770,356)
Loan costs from issuance of common stock	(56,321)

Total stockholders’ equity	1,468,434

$5,269,383

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2007	2006	2007	2006
Net sales	$657,522	$544,365	$1,424,884	$1,193,711
Cost of goods sold	362,565	338,900	847,196	769,411

Gross profit	294,957	205,465	577,688	424,300

Selling, general and administrative expenses	506,828	536,337	1,041,819	1,064,753

(Loss) from operations	(211,871)	(330,872)	(464,131)	(640,453)
Other income (expense)	180	4,421	493	14,515
Interest expense	(49,881)	(40,622)	(92,027)	(73,647)

Total other income (expense)	(49,701)	(36,201)	(91,534)	(59,132)

Net loss	$(261,572)	$(367,073)	$(555,665)	$(699,585)

Basic and Diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and Diluted weighted average number of common shares outstanding	250,333,626	237,011,597	248,196,539	236,475,715

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2007	2006
Operating activities:
Net loss	$(555,665)	$(699,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	208,008	214,777
Stock issued for services	56,321	70,507
Gain on sale of equipment		(4,500)
Decrease in allowance for doubtful accounts	(816)	(458)
Decrease (increase) in:
Accounts receivables	40,972	1,893
Inventory	7,144	(38,462)
Other assets	439	27,348
(Decrease) increase in:
Accounts payable and accrued expenses	(46,824)	42,834
Deferred income	10,214	57,992

Net cash used by operating activities	(280,207)	(327,654)

Investing activities:
Decrease in other receivables, related parties	11,471	18,605
Payments on notes receivable		239,016
Proceeds from sale of equipment		4,500
Acquisition of property and equipment	(113,381)	(13,301)

Net cash (used) provided by investing activities	(101,910)	248,820

Financing activities:
Increase in checks drawn in excess of bank balance	223
Decrease (increase) in due from factor	7,947	6,441
Proceeds from notes payable and long-term debt	416,240	61,362
Principal payments on notes payable and capital leases	(160,579)	(66,146)
Increase in due to stockholders	116,200	99,700

Net cash provided by financing activities	380,031	101,357

Net (decrease) increase in cash	(2,086)	22,523

Cash, beginning of period	16,634	18,132

Cash, end of period	$14,548	$40,655

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$69,452	$16,712

During the six months ended August 31, 2007 and 2006, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of August 31, 2007 and 2006, $56,322 and $59,882, respectively, of these guaranty fees have been amortized.

During the six months ended August 31, 2007, the Company transferred $20,000 from notes payable and $3,000 of accrued interest, related party to other payables, related party. Subsequent to the transfer, the Company issued the related party 1,916,667 shares of common stock for the acceptance of the assignment of debt.

During the six months ended August 31, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the six months ended August 31, 2007 and 2006, the Company increased notes payable by $12,199 and $12,418, respectively for an accrual of interest.

During the six months ended August 31, 2006, the Company issued 340,095 shares of common stock to a related party for accrued expenses valued at $10,203.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of August 31, 2007 and for the

Three Months Ended August 31, 2007 and 2006

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

2. Stock Based Compensation

At August 31, 2007, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the six months ended August 31, 2007 and 2006.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $280,200 of cash in operations for the six months ended August 31, 2007. The Company recorded losses from continuing operations of approximately $261,600 and $555,700 for the three and six months ended August

31, 2007. Current liabilities exceed current assets by approximately $1,697,000 at August 31, 2007. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2007 and 2006, (b) the financial position at August 31, 2007, and (c) cash flows for the six month periods ended August 31, 2007 and 2006, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2007. The results of operations for the three and six month periods ended August 31, 2007 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three and six months ended August 31, 2007, the Company factored receivables of approximately $487,600 and $923,900, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $15,100 and $36,200 during the three and six months ended August 31, 2007, respectively. As of August 31, 2007, certain customers had remitted $1,163 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2007 and 2006; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and six months ended August 31, 2007 and 2006 the Company has included segment reporting.

For the three months ended August 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$639,987	$17,535		$657,522
Interest expense, net	$34,855	$5,853	$9,173	$49,881
Depreciation and amortization	$67,077	$38,510	$173	$105,760
Net loss	$(7,678)	$(52,601)	$(201,293)	$261,572
Property and equipment, net of accumulated depreciation	$4,075,359	$762,488	$747	$4,838,594
Segment assets	$4,353,291	$872,655	$43,437	$5,269,383

For the three months ended August 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$473,176	$71,189		$544,365
Interest expense	$30,330	$4,061	$6,231	$40,622
Depreciation and amortization	$71,470	$35,925	$172	$107,567
Net loss	$(86,215)	$(65,883)	$(214,975)	$(367,073)
Property and equipment, net of accumulated depreciation	$4,264,012	$779,917	$1,437	$5,045,366
Segment assets	$4,530,650	$944,799	$106,182	$5,581,631

For the six months ended August 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,336,024	$88,860		$1,424,884
Interest expense	$66,026	$12,307	$13,694	$92,027
Depreciation and amortization	$133,229	$74,434	$345	$208,008
Net loss	$(16,589)	$(132,819)	$(406,257)	$(555,665)

For the six months ended August 31, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,085,514	$108,197		$1,193,711
Interest expense	$56,219	$5,082	$12,346	$73,647
Depreciation and amortization	$142,584	$71,848	$345	$214,777
Net loss	$(102,546)	$(168,486)	$(428,553)	$(699,585)

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Related Party Transactions

During the six months ended August 31, 2007 and 2006, two executives who are stockholders of the Company deferred approximately $116,200 and $99,700, respectively, of compensation earned during the period. The balance due to stockholders at August 31, 2007 totaled $958,910. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the six months ended August 31, 2007 and 2006 the Company issued 9,816,309 and 9,650,136 shares of common stock, respectively, to a related party and a related company valued at $112,642 and $119,758, respectively, in exchange for a guarantee of a note payable.

During the six months ended August 31, 2007, the Company issued 1,916,667 shares of common stock to a related party for the assignment of $23,000 in debt and accrued interest.

During the six months ended August 31, 2007 the Company owed $35,917 to a related company for reimbursement of expenses.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and six months ended August 31, 2007 and 2006. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006.

General

The Company’s consolidated net sales increased to $657,522 for the three months ended August 31, 2007, an increase of $113,157 or 21%, from $544,365 for the three months ended August 31, 2006. The overall increase in net sales is due to a normal fluctuation in our customer requirements.

Gross profit for the consolidated operations increased to $294,957 for the three months ended August 31, 2007 from $205,465 for the three months ended August 31, 2006. Gross profit as a percentage of sales was

45% and 38% for the three month periods ended August 31, 2007 and 2006, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended August 31, 2007 was $49,881 as compared to $40,622 for same period in 2006 for an increase of $9,259 or 23%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses decreased to $506,828 for the three months ended August 31, 2007 as compared to $536,337 for the three months ended August 31, 2006, a decrease of $29,509 or 6%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss of $261,572 for the three months ended August 31, 2007 compared to a loss of $367,073 for the three months ended August 31, 2006. The decrease in the consolidated net loss is primarily due to the overall increase in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $639,987 for the three months ended August 31, 2007 compared to $473,176 for the three months ended August 31, 2006. The machining operations provided $254,824 or 40% of net sales with parts and service providing $385,163 or 60% of net sales for the three months ended August 31, 2007 as compared to machining operations contributing $195,651 or 41% of net sales with parts and service providing $277,525 or 59% of net sales for the three months ended August 31, 2006. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006.

Gross profit from the International Machine and Welding, Inc. was $278,152 for the three months ended August 31, 2007 compared to $191,105 for the same period in 2006 providing gross profit margins of 43% and 40%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $250,977 for the three months ended August 31, 2007 compared to $249,293 for the three months ended August 31, 2006.

Interest expense, net was $34,855 for the three months ended August 31, 2007 compared to $30,330 for the same period ended 2006. The increase in interest expense, net is due to an increase in notes payable for the three months ended August 31, 2007.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $17,535 for the three months ended August 31, 2007 as compared to $71,189 for the same period in 2006. The decrease in net sales is due to the Company reducing manufacturing while retooling for a wider product line was being completed during the three months ended August 31, 2007, and the Company was operational during the same time period ended August 31, 2006.

Gross profit from Chariot was $16,804 for the three months ended August 31, 2007 providing a gross profit margin of 96% as compared to $14,677 providing a gross profit margin of 21% for the same period in 2006. The increase in gross profit and the related gross profit margin was due to a concentration of time and material to the completion of tooling assets as opposed to retail finished goods. Substantially all expenditures were charged to the completion of these assets.

Selling, general and administrative expenses were $63,732 for the three months ended August 31, 2007 as compared to $77,787 for the same period in 2006. The decrease in selling, general and administrative expenses was due to the reduction in the cost of goods sold during the period of substantial completion of the tooling assets which are not goods to be sold.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2007 AND 2006.

General

The Company’s consolidated net sales increased to $1,424,884 for the six months ended August 31, 2007, an increase of $231,173 or 19%, from $1,193,711 for the six months ended August 31, 2006. This increase was mainly due to an increase in sales of the manufacturing division.

Gross profit for the consolidated operations increased to $577,688 for the six months ended August 31, 2007 from $424,300 for the six months ended August 31, 2006. Gross profit as a percentage of sales was 41% and 36% for the six month periods ended August 31, 2007 and 2006, respectively. The increase in gross profit margin was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the six months ended August 31, 2007 was $92,027 as compared to $73,647 for same period in 2006 for an increase of $18,380 or 25%. The increase in interest expense, net is due to the Company’s additional debt taken on during first and second quarter of 2007.

Selling, general and administrative expenses decreased to $1,041,819 for the six months ended August 31, 2007 as compared to $1,064,753 for the six months ended August 31, 2006, a decrease of $22,934 or 2%.

The Company incurred a net consolidated loss of $555,665 for the six months ended August 31, 2007 compared to a loss of $699,585 for the six months ended August 31, 2006. The decrease in the consolidated net loss is primarily due to the increase in revenue of the manufacturing segment during the six months ended August 31, 2007. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,336,024 for the six months ended August 31, 2007 compared to $1,085,514 for the six months ended August 31, 2006. The machining operations provided $464,777 or 35% of net sales with parts and service providing $871,247 or 65% of net sales for the six months ended August 31, 2006 as compared to machining operations contributing $373,204 or 34% of net sales with parts and service providing $712,310 or 66% of net sales for the six months ended August 31, 2006. The overall increase in net sales is due to successful sales effort in the heavy equipment service area with existing customers and new programs.

Gross profit from the International Machine and Welding, Inc. was $555,018 for the six months ended August 31, 2007 compared to $427,692 for the same period in 2006 providing gross profit margins of 42% and 39%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior quarter.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $505,730 for the six months ended August 31, 2007 compared to $484,006 for the six months ended August 31, 2006. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $66,026 for the six months ended August 31, 2007 compared to $56,219 for the same period ended 2006. The increase in interest expense, net is due to an overall increase in the outstanding debt for the six months ended August 31, 2007.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $88,860 for the six months ended August 31, 2007 as compared to $108,197 for the same period in 2006. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished during the first and second quarters.

Gross profit from Chariot was $22,670 for the six months ended August 31, 2007 providing a gross profit margin of 26% as compared to ($3,392) providing a gross profit margin of (3%) for the same period in 2006. The increase in gross profit and the related gross profit margin was due to the prior year classification of some labor and material expenses to ‘cost of goods sold’ as opposed to capitalizing those costs as part of tooling assets. Proper classification of those items in the current quarter helped to increase the gross profit margin.

Selling, general and administrative expenses were $143,527 for the six months ended August 31, 2007 as compared to $163,087 for the same period in 2006. The decrease in selling, general and administrative expenses was due to the reduction in the cost of goods sold during the period of substantial completion of the tooling assets which are not goods to be sold.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2007 and 2006, the Company used net cash from operating activities of $280,207 and $327,654, respectively. The decrease in use of cash is mainly due to the decrease in accounts payable and accrued expenses.

During the six months ended August 31, 2007 and 2006, the Company provided (used) cash for investing activities of ($101,910) and $248,820, respectively. The decrease in net cash provided by investing activities is primarily due to the decrease in payments received on the note receivable and the acquisition of property and equipment during 2007.

During the six months ended August 31, 2007 and 2006, the Company provided cash from financing activities of $380,031 and $101,357, respectively. The increase in net cash provided from financing activities is due to the proceeds from issuance of notes payable and long term debt net of payments.

Cash flows from operations and loans or the sale of equity provided for working capital needs and principal payments on long-term debt through August 31, 2007. As of August 31, 2007, the working capital deficit was $1,696,962. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission

(“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal year.

CERTIFICATIONS – EXHIBITS

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

During the three months ended August 31, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On June 20, 2007, 1916,667 shares of common stock valued at $23,000 were issued to a related party in exchange for accepting the assignment of a note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $796,585 of notes payable. The amount of principal payments in arrears was $601,793, with an additional amount of $194,792 of interest due at August 31, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended August 31, 2007, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 15, 2007	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: October 15, 2007	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer