Form 10QSB
period 2007-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2008-01-22
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

There were 250,750,293 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

November 30, 2007

(unaudited)

Assets
Current assets:
Cash	$4,194
Accounts receivable, net of allowance of $1,328	16,615
Accounts receivable, factored	51,656
Inventory	181,559
Other receivables, related parties	47,429
Other current assets	42,696

Total current assets	344,149

Property and equipment, net of accumulated depreciation of $2,535,282	4,762,188

Other assets:
Intangible assets, net of accumulated amortization	32,722

$5,139,059

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$619,140
Current portion of notes payable, related parties	547,334
Bank overdraft	4,553
Accounts payable, including amounts due to related parties of $169,368	418,641
Accrued expenses	125,515
Due to related party	35,917
Accrued interest	191,495
Deferred revenue	144,329

Total current liabilities	2,086,924

Due to stockholders	1,017,010
Notes payable, net of current portion	746,107

1,763,117

Total Liabilities	3,850,041

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 251,272,293 shares issued; 250,750,293 shares outstanding	502,546
Additional paid-in capital	19,068,088
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(17,977,932)
Loan costs from issuance of common stock	(28,161)

Total stockholders’ equity	1,289,018

$5,139,059

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2007	2006	2007	2006
Net sales	$771,342	$556,205	$2,196,226	$1,749,916

Cost of goods sold	429,655	359,736	1,276,851	1,129,147

Gross profit	341,687	196,469	919,375	620,769

Selling, general and administrative expenses	504,510	543,969	1,546,329	1,608,722

(Loss) from operations	(162,823)	(347,500)	(626,954)	(987,953)

Other income (expense)	178	1,605	671	16,120
Interest expense	(44,932)	(33,876)	(136,959)	(107,523)

Total other income (expense)	(44,754)	(32,271)	(136,288)	(91,403)

Net loss	$(207,577)	$(379,771)	$(763,242)	$(1,079,356)

Basic and Diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and Diluted weighted average number of common shares outstanding	250,750,293	238,321,417	249,174,024	237,314,800

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2007	2006
Operating activities:
Net loss	$(763,242)	$(1,079,356)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	312,267	322,297
Amortization of loan costs	84,481	100,445
Gain on sale of equipment		(4,500)
Decrease in allowance for doubtful accounts	(1,296)	(670)
Decrease (increase) in:
Accounts receivables	52,075	6,033
Inventory	32,240	(55,124)
Other assets	(2,914)	52,722
(Decrease) increase in:
Accounts payable and accrued expenses	(74,397)	100,779
Deferred income	31,570	68,348

Net cash used by operating activities	(329,216)	(489,026)

Investing activities:
Decrease in other receivables, related parties	13,319	25,845
Payments on notes receivable		239,016
Proceeds from sale of equipment		4,500
Acquisition of property and equipment	(131,734)	(21,160)

Net cash (used) provided by investing activities	(118,415)	248,201

Financing activities:
(Decrease) increase in bank overdraft	(6,620)	11,310
Decrease (increase) in due from factor	7,797	(2,593)
Proceeds from notes payable and long-term debt	483,240	133,208
Principal payments on notes payable and capital leases	(259,443)	(90,136)
Increase in due to related party	35,917
Increase in due to stockholders	174,300	187,800

Net cash provided by financing activities	435,191	239,589

Net decrease in cash	(12,440)	(1,236)

Cash, beginning of period	16,634	18,132

Cash, end of period	$4,194	$16,896

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$111,638	$85,229

During the nine months ended November 30, 2007 and 2006, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of November 30, 2007 and 2006, $84,482 and $89,819, respectively, of these guaranty fees have been amortized.

During the nine months ended November 30, 2007, the Company transferred $20,000 from notes payable and $3,000 of accrued interest, related party to other payables, related party. As part of the transfer, the Company issued the related party 1,916,667 shares of common stock for the acceptance of the assignment of debt.

During the nine months ended November 30, 2006, the Company wrote off $68,236 of fully depreciated property and equipment.

During the nine months ended November 30, 2007 and 2006, the Company increased notes payable by $18,232 and $18,451, respectively for an accrual of interest.

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

As of November 30, 2007 and for the

Three and Nine Months Ended November 30, 2007 and 2006

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

2. Stock Based Compensation

At November 30, 2007, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the nine months ended November 30, 2007 and 2006.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $293,300 of cash in operations for the nine months ended November 30, 2007. The Company recorded losses from continuing operations of approximately $207,600 and $763,200 for the three and nine months ended

November 30, 2007. Current liabilities exceed current assets by approximately $1,742,800 at November 30, 2007. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2007 and 2006, (b) the financial position at November 30, 2007, and (c) cash flows for the nine month periods ended November 30, 2007 and 2006, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2007. The results of operations for the three and nine month periods ended November 30, 2007 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three and nine months ended November 30, 2007, the Company factored receivables of approximately $567,600 and $1,491,400, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $18,000 and $54,200 during the three and nine months ended November 30, 2007, respectively. As of November 30, 2007, certain customers had remitted $13,778 to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2007 and 2006; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2007 and 2006 the Company has included segment reporting.

For the three months ended November 30, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$716,219	$55,123	—	$771,342
Interest expense, net	$31,943	$4,939	$8,050	$44,932
Depreciation and amortization	$66,870	$37,216	$173	$104,259
Net income (loss)	$53,260	$(81,213)	$(179,624)	$(207,577)

For the three months ended November 30, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$516,683	$39,522	—	$556,205
Interest expense	$25,723	$1,632	$6,521	$33,876
Depreciation and amortization	$71,423	$35,924	$173	$107,520
Net loss	$(65,666)	$(85,708)	$(228,397)	$(379,771)

For the nine months ended November 30, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,052,243	$143,983	—	$2,196,226
Interest expense	$97,969	$17,246	$21,744	$136,959
Depreciation and amortization	$200,099	$111,650	$518	$312,267
Net loss	$36,671	$(214,033)	$(585,880)	$(763,242)
Property and equipment, net of accumulated depreciation	$4,011,410	$750,203	$575	$4,762,188
Segment assets	$4,256,590	$841,189	$41,280	$5,139,059

For the nine months ended November 30, 2006, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,602,197	$147,719	—	$1,749,916
Interest expense	$81,942	$6,714	$18,867	$107,523
Depreciation and amortization	$214,007	$107,772	$518	$322,297
Net loss	$(168,212)	$(254,194)	$(656,950)	$(1,079,356)
Property and equipment, net of accumulated depreciation	$4,198,246	$755,695	$1,265	$4,955,206
Segment assets	$4,447,467	$909,070	$90,829	$5,447,366

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Related Party Transactions

During the nine months ended November 30, 2007 and 2006, two executives who are stockholders of the Company deferred approximately $174,300 and $187,800, respectively, of compensation earned during the period. The balance due to stockholders at November 30, 2007 totaled $1,017,010. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the nine months ended November 30, 2007 and 2006 the Company issued 9,816,309 and 9,650,136 shares of common stock, respectively, to a related party and a related company valued at $112,642 and $119,758, respectively, in exchange for a guarantee of a note payable.

During the nine months ended November 30, 2007, the Company issued 1,916,667 shares of common stock to a related party for the assignment of $23,000 in debt and accrued interest.

During the nine months ended November 30, 2007 the Company owed $35,917 to a related company for reimbursement of expenses.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2008 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2007 and 2006. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and nine months ended November 30, 2007 and 2006. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006.

General

The Company’s consolidated net sales increased to $771,342 for the three months ended November 30, 2007, an increase of $215,137 or 39%, from $556,205 for the three months ended November 30, 2006. The overall increase in net sales is due to a normal fluctuation in our customer requirements.

Gross profit for the consolidated operations increased to $341,687 for the three months ended November 30, 2007 from $196,469 for the three months ended November 30, 2006. Gross profit as a percentage of sales was 44% and 35% for the three month periods ended November 30, 2007 and 2006, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended November 30, 2007 was $44,932 as compared to $33,876 for same period in 2006 for an increase of $11,056 or 33%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses decreased to $504,510 for the three months ended November 30, 2007 as compared to $543,969 for the three months ended November 30, 2006, a decrease of $39,459 or 7%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss of $207,577 for the three months ended November 30, 2007 compared to a loss of $379,771 for the three months ended November 30, 2006. The decrease in the consolidated net loss is primarily due to the overall increase in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $716,219 for the three months ended November 30, 2007 compared to $516,683 for the three months ended November 30, 2006. The machining operations provided $217,060 or 30% of net sales with parts and service providing $499,159 or 70% of net sales for the three months ended November 30, 2007 as compared to machining operations contributing $174,532 or 34% of net sales with parts and service providing $342,151 or 66% of net sales for the three months ended November 30, 2006. The overall increase in net sales is due to an increase in sales through improved marketing for the three months ended November 30, 2007 as compared to the three months ended November 30, 2006.

Gross profit from the International Machine and Welding, Inc. was $336,086 for the three months ended November 30, 2007 compared to $204,138 for the same period in 2006 providing gross profit margins of 47% and 40%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $250,882 for the three months ended November 30, 2007 compared to $244,081 for the three months ended November 30, 2006.

Interest expense was $31,943 for the three months ended November 30, 2007 compared to $25,723 for the same period ended 2006. The increase in interest expense is due to an increase in notes payable for the three months ended November 30, 2007.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $55,123 for the three months ended November 30, 2007 as compared to $39,522 for the same period in 2006. The increase in net sales is due to completion of tooling and a renewed focus on production.

Gross profit from Chariot was $5,601 for the three months ended November 30, 2007 providing a gross profit margin of 10% as compared to $(7,669) providing a gross profit margin of (19%) for the same period in 2006. The increase in gross profit and the related gross profit margin was due to a concentration of time and material to the completion of tooling assets as opposed to retail finished goods. Substantially all expenditures were charged to the completion of these assets.

Selling, general and administrative expenses were $82,052 for the three months ended November 30, 2007 as compared to $78,012 for the same period in 2006. The increase in selling, general and administrative expenses was due to the overall increase in labor and related costs.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2007 AND 2006.

General

The Company’s consolidated net sales increased to $2,196,226 for the nine months ended November 30, 2007, an increase of $446,310 or 26%, from $1,749,916 for the nine months ended November 30, 2006. This increase was mainly due to an increase in sales of the manufacturing division.

Gross profit for the consolidated operations increased to $919,375 for the nine months ended November 30, 2007 from $620,769 for the nine months ended November 30, 2006. Gross profit as a percentage of sales was 42% and 35% for the nine month periods ended November 30, 2007 and 2006, respectively. The increase in gross profit margin was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the nine months ended November 30, 2007 was $136,959 as compared to $107,523 for same period in 2006 for an increase of $29,436 or 27%. The increase in interest expense, net is due to the Company’s additional debt taken on during first and second quarter of 2007.

Selling, general and administrative expenses decreased to $1,546,329 for the nine months ended November 30, 2007 as compared to $1,608,722 for the nine months ended November 30, 2006, a decrease of $61,493 or 4%.

The Company incurred a net consolidated loss of $763,242 for the nine months ended November 30, 2007 compared to a loss of $1,079,356 for the nine months ended November 30, 2006. The decrease in the consolidated net loss is primarily due to the increase in revenue of the manufacturing segment during the nine months ended November 30, 2007. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,052,243 for the nine months ended November 30, 2007 compared to $1,602,197 for the nine months ended November 30, 2006. The machining operations provided $681,837 or 33% of net sales with parts and service providing $1,370,405 or 67% of net sales for the nine months ended November 30, 2007 as compared to machining operations contributing $547,736 or 34% of net sales with parts and service providing $1,054,461 or 66% of net sales for the nine months ended November 30, 2006. The overall increase in net sales is due to successful sales effort in the heavy equipment service area with existing customers and new programs.

Gross profit from the International Machine and Welding, Inc. was $891,104 for the nine months ended November 30, 2007 compared to $631,830 for the same period in 2006 providing gross profit margins of 43% and 39%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior period.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $756,612 for the nine months ended November 30, 2007 compared to $728,087 for the nine months ended November 30, 2006. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense, net was $97,969 for the nine months ended November 30, 2007 compared to $81,942 for the same period ended 2006. The increase in interest expense, net is due to an overall increase in the outstanding debt for the nine months ended November 30, 2007.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $143,983 for the nine months ended November 30, 2007 as compared to $147,719 for the same period in 2006. The decrease in net sales is due to reduced production of finished goods while retooling was being accomplished during the first and second quarters.

Gross profit from Chariot was $28,271 for the nine months ended November 30, 2007 providing a gross profit margin of 20% as compared to ($11,061) providing a gross profit margin of (7%) for the same period in 2006. The increase in gross profit and the related gross profit margin was due to the prior year classification of some labor and material expenses to ‘cost of goods sold’ as opposed to capitalizing those costs as part of tooling assets. Proper classification of those items in the current quarter helped to increase the gross profit margin.

Selling, general and administrative expenses were $225,579 for the nine months ended November 30, 2007 as compared to $241,099 for the same period in 2006. The decrease in selling, general and administrative expenses was due to the reduction in the cost of goods sold during the period of substantial completion of the tooling assets which are not goods to be sold.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2007 and 2006, the Company used net cash from operating activities of ($293,299) and ($489,026), respectively. The decrease in use of cash is mainly due to the decrease in the net loss.

During the nine months ended November 30, 2007 and 2006, the Company (used) provided cash for investing activities of ($118,415) and $248,201, respectively. The decrease in net cash provided by investing activities is primarily due to the decrease in payments received on the note receivable and the acquisition of property and equipment during 2007.

During the nine months ended November 30, 2007 and 2006, the Company provided cash from financing activities of $399,274 and $239,589, respectively. The increase in net cash provided from financing activities is due to the proceeds from issuance of notes payable and long term debt net of payments.

Cash flows from loans or the sale of equity provided for working capital needs and principal payments on long-term debt through November 30, 2007. As of November 30, 2007, the working capital deficit was $1,677,202. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to American Commerce Solutions, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

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

During the three months ended November 30, 2007, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $800,691 of notes payable. The amount of principal payments in arrears was $594,523, with an additional amount of $206,168 of interest due at November 30, 2007. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended November 30, 2007, the Company did not submit any matters to a vote of its security holders.

ITEM 5.	OTHER MATTERS

During the quarter ended November 30, 2007, Andrew Mueller, Director and Chairman of the Audit Committee passed away. No replacement has been appointed in either capacity.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 22, 2008	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: January 22, 2008	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer