Form 10KSB
period 2008-02-29
AMERICAN COMMERCE SOLUTIONS Inc
filed 2008-06-13
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 29, 2008

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

State issuer’s revenues for its most recent fiscal year $2,850,768

Aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 29, 2008 was $1,755,252 based upon the closing sale price of $0.007 or the Registrant’s common stock, $.002 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 29, 2008.

There were 250,750,293 shares of the Registrant’s $.002 par value common stock outstanding as of February 29, 2008

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

American Commerce Solutions, Inc. was incorporated in Rhode Island in May 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company’s name was changed to JD American Workwear, Inc. In December 2000 the shareholders voted to change the name of the company to American Commerce Solutions, Inc. to more accurately portray the activities of the company.

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

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold on the retail level. The company also provides non-warranty repairs, modification of existing Chariot Trailers.

The Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to acquire additional fiberglass manufacturing operations, machining, fabricating, erecting and construction operations that utilize heavy equipment. Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

ACQUISITIONS AND DIVESTITURES

The Company sold back to its original founder, the assets and certain liabilities of its JD American Workwear, Inc. operation and all of the Rhode Island Truck and Equipment, Inc. operations on May 31, 2001 and October 31, 2001, respectively. The terms and conditions of these transactions have been reported in their respective Form 10-QSB for the period ended May 31, 2001 and November 30, 2001 and are incorporated by reference herein.

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

Fiberglass Segment

Chariot Manufacturing Company sells directly to individuals. Inquiries from individuals come from a number of sources including the Company’s participation in industry events, the Company’s web site and from people who have seen the product on the road and called the Company’s phone number, (which is on every trailer produced either in graphic form or molded into the fiberglass body). Many inquiries result from referrals from existing customers. The Company has a 30-year history and is well known in the industry.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -32% of the division’s revenues in fiscal 2008 compared to 38% in fiscal 2007, while the industrial and mining industries accounted for approximately 20% and 47% in fiscal 2008 compared to 31% and 28% in fiscal 2007, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, three of the Company’s customers accounted for approximately 48% of total revenues for the year ended February 29, 2008. These customers were the Mosaic Company 36%, Marden Industries Inc. 6% and Bul-Head Corp 6%.

Fiberglass Segment

Chariot Manufacturing Company has a wide base of customers. The loss of a single customer or dealer would not have a material adverse effect on the business. The primary use of the product is to transport motorcycles. The motorcycle industry growth has been strong in recent years. Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 29, 2008, the Company and its subsidiaries had 31 full-time employees and the parent operation has two full time executives. The Manufacturing segment employs 21 full time employees. Chariot Manufacturing Company employs 8 full time workers.

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

RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 29, 2008 of $18,250,936 and net loss to common shareholders of $1,036,246 for the year ended February 29, 2008. The Company had an accumulated deficit of $17,214,690, and net loss to common shareholders of $1,450,388 for the year ended February 28, 2007. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 29, 2008. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2008. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 29, 2008 the price of our common shares has ranged from $0.005 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 2.	DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 29, 2008, the balance on this note is $721,926. This note was refinanced in December 2005 for three years. The original note and mortgage in favor of Valrico State Bank allowed the Company to negotiate a settlement with GE Capital Small Business and other creditors, substantially reducing debt service and generating a one time gain of $812,014, which was recognized during fiscal year ended February 28, 2003.

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

During the year ended February 29, 2008, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2008

First Quarter (March 1, 2007 through May 31, 2007)	$0.013	$0.008
Second Quarter (June 1, 2007 through August 31, 2007)	$0.012	$0.0085
Third Quarter (September 1, 2007 through November 30, 2007)	$0.012	$0.004
Fourth Quarter (December 1, 2007 through February 29, 2008)	$0.008	$0.005

FISCAL 2007

First Quarter (March 1, 2006 through May 31, 2006)	$0.02	$0.01
Second Quarter (June 1, 2006 through August 31, 2006)	$0.02	$0.01
Third Quarter (September 1, 2006 through November 30, 2006)	$0.02	$0.01
Fourth Quarter (December 1, 2006 through February 28, 2007)	$0.02	$0.01

On February 29, 2008 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.007 and there were approximately 1,204 shareholders of record.

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

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 29, 2008 and 2007. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold on the retail level. The company also provides non warranty repairs, modification of existing Chariot Trailers.

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

General

The Company’s consolidated net sales increased to $2,850,768 for the fiscal year ended February 29, 2008, an increase of $499,480 or 21%, from $2,351,288 for the fiscal year ended February 28, 2007. The increase in net sales was due to a normal fluctuation in our customer’s requirements.

Gross profit for the consolidated operations increased to $1,213,454 for the fiscal year ended February 29, 2008 from $839,293 for the fiscal year ended February 28, 2007. Gross profit as a percentage of sales increased in fiscal year 2008 to 43% from 36% in fiscal year ended 2007. The increase in gross profit margin was due to an emphasis on more profitable business, including the change in the mix between machining and sales of parts and services and additional fees for services that the Company had previously not been charging for.

Consolidated interest expense in fiscal 2008 was $193,192 compared to $150,311 in fiscal 2007. The overall increase in interest expense was due to the Company increasing the amount of outstanding debt.

Selling, general and administrative expenses decreased to $2,057,215 for fiscal 2008 from $2,151,609 for fiscal 2007, a decrease of $94,394 or 4%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss of $1,036,246 for the year ended February 29, 2008 compared to a loss of $1,450,388 for the year ended February 28, 2007. The decrease in the consolidated net loss is primarily due to the overall increase in revenues, while at the same time, controlling costs. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,640,796 for the fiscal year ended February 29, 2008 compared to $2,176,391 for the fiscal year ended February 28, 2007. The machining operations provided $818,280 or 31% of net sales with parts and service providing $1,822,516 or 69% of net sales for the fiscal year ended February 29, 2008 as compared to machining operations contributing $699,340 or 32% of net sales with parts and service providing $1,477,051 or 68% of net sales for the fiscal year ended February 28, 2007.

Gross profit from International Machine and Welding, Inc. was $1,195,589 for the fiscal year ended February 29, 2008 compared to $858,328 in fiscal 2007 providing gross profit margins of 45% and 39%, respectively. This increase is due to the Company shifting its focus to more sales of parts and services where the margin is greater.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $1,009,069 for the fiscal year ended February 29, 2008 compared to $975,859 for the fiscal year ended February 28, 2007. The increase in selling, general and administrative expenses is due to an overall increase in payroll and payroll related expenses.

Interest expense was $138,405 for the fiscal year ended February 29, 2008 compared to $116,259 for the fiscal year ended February 28, 2007. The increase in interest expense, net is due to the full year of interest expense from the Company’s additional debt that had been taken on during the year ended February 29, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Segment

The fiberglass manufacturing operation, Chariot Manufacturing Company was acquired during the year ended February 2004 and provided net sales of $209,972 for the fiscal year ended February 29, 2008 as compared to $174,897 for the fiscal year ended February 28, 2007. The increase in net sales was mainly due to completion of tooling and concentration on sales.

Gross profit from Chariot was $17,864 for the fiscal year ended February 29, 2008 as compared to $(19,035) for the fiscal year ended February 28, 2007 providing a gross profit margin of 9% and -11%, respectively. The increase in gross profit and the related gross profit margin was due to the prior year classification of additional labor and material expenses to ‘cost of goods sold’ without a related sale, the costs were incurred to maintain inventory, but were not of a capital nature. During 2008, the Company incurred labor and material in the tooling and molds project that could be capitalized. In the prior year, there were no costs incurred that could be capitalized.

Selling, general and administrative expenses were $306,375 for 2008 and $314,593 for 2007. The decrease in selling, general and administrative expenses was due to the reduction in the cost of goods sold during the period of substantial completion of the tooling assets which are not goods to be sold.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 29, 2008 and February 28, 2007, the Company used net cash for operating activities of $381,185 and $576,834, respectively. The decrease in use of cash is mainly due to the decrease in the net loss.

During the years ended February 29, 2008 and February 28, 2007, the Company (used) provided funds for investing activities of ($155,897) and $215,110, respectively. This increase in cash used from investing activities is mainly due to acquisition of property and equipment.

During the years ended February 29, 2008 and February 28, 2007, the Company provided cash from financing activities of $526,909 and $360,226, respectively. The increase in net cash provided by financing activities is due to an increase in the cash received from the issuance of notes payable.

Cash flows from investing and financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2008. As of February 29, 2008, the Company had a working capital deficit of $2,561,319. To the extent that the cash flows from investing and financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. See consolidated financial statements footnote 11.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 29, 2008 and for the

Years Ended February 29, 2008 and February 28, 2007

Report of Independent Registered Public Accounting Firm

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 29, 2008 and

For the Years Ended February 29, 2008 and February 28, 2007

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 29, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended February 29, 2008 and February 28, 2007. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 29, 2008 and the results of its operations and its cash flows for the years ended February 29, 2008 and February 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,036,246 during the year ended February 29, 2008 and has an accumulated deficit of $18,250,936 and negative working capital of $2,561,319 at February 29, 2008. In addition, the Company is in default on several notes payable at February 29, 2008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

April 18, 2008

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

February 29, 2008

Assets
Current assets:
Cash	$6,461
Accounts receivable, net of allowance of $1,328	36,260
Accounts receivable, factored	57,104
Inventories	210,096
Other receivables	47,123
Other current assets	39,699

Total current assets	396,743

Property and equipment, net of accumulated depreciation of $2,630,808	4,702,248

Intangible assets, net of accumulated amortization of $166,778	23,222

$5,122,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,349,377
Current portion of notes payable, related party	591,336
Bank overdraft	6,571
Accounts payable; including related party balances of $216,158	507,290
Accrued expenses	178,377
Accrued interest	208,456
Deferred revenue	116,655

Total current liabilities	2,958,062

Notes payable, net of current portion	44,867
Due to stockholders	1,075,110

Total Liabilities	4,078,039
Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3
Common stock; $.002 par value; 350,000,000 shares authorized; 251,272,293 shares issued; 250,750,293 shares outstanding	502,545
Additional paid-in capital	19,068,088
Stock subscription receivable	(10,000)
Treasury stock, at cost	(265,526)
Accumulated deficit	(18,250,936)

Total stockholders’ equity	1,044,174

$5,122,213

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	February 29, 2008	February 28, 2007
Net sales	$2,850,768	$2,351,288

Cost of goods sold	1,637,314	1,511,995

Gross profit	1,213,454	839,293

Selling, general and administrative expenses	2,057,215	2,151,609

Loss from operations	(843,761)	(1,312,316)
Other (expense) income:
Other	707	12,239
Interest expense	(193,192)	(150,311)

Total other (expense) income	(192,485)	(138,072)

Net loss	$(1,036,246)	$(1,450,388)

Net loss per common share	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	249,565,938	237,735,752

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 29, 2008 and February 28, 2007

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2006	226,922,415	$453,845	3,944	$3

Common shares issued for guaranty	3,216,712	6,434
Common shares issued for pledge of assets	6,433,424	12,868
Common shares issued for services	1,250,000	2,500
Common shares issued for assignment of a note payable	1,376,671	2,753
Common shares issued for accrued expenses	340,095	680
Net loss

Balance, February 28, 2007	239,539,317	$479,080	3,944	$3

Common shares issued for guaranty	3,272,103	6,544
Common shares issued for pledge of assets	6,544,206	13,088
Common shares issued for assignment of a note payable	1,916,667	3,833
Net loss

Balance, February 29, 2008	251,272,293	$502,545	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs	Total
$ 18,822,111	$(10,000)	$(15,764,302)	$(265,526)	$	$3,236,131
33,486					39,920
66,972					79,840
8,125					10,625
15,695					18,448
9,522					10,202
		(1,450,388)			(1,450,388)

$18,955,911	$(10,000)	$(17,214,690)	$(265,526)	$	$1,944,778
31,003					37,547
62,007					75,095
19,167					23,000
		(1,036,246)			(1,036,246)

$19,068,088	$(10,000)	$(18,250,936)	$(265,526)	$	$1,044,174

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended February 29, 2008 and February 28, 2007

	2008	2007
Operating activities:
Net loss	$(1,036,246)	$(1,450,388)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	417,293	429,729
Stock issued for services		130,385
Amortization of loan costs	112,642
Loss (gain) on disposal of property	2,202	(4,500)
(Decrease) increase in allowance for doubtful accounts	(1,296)	15,624
Decrease (increase) in:
Accounts receivables	32,430	(52,882)
Inventories	3,703	(65,265)
Other receivables and other assets	83	59,442
Increase in:
Accounts payable and accrued expenses	84,108	289,820
Deferred income	3,896	71,201

Net cash used by operating activities	(381,185)	(576,834)

Investing activities:
Decrease in other receivables	13,625	49,701
Payments received on note receivable		239,016
Proceeds from sale of assets		4,500
Acquisition of property and equipment	(169,522)	(78,107)

Net cash (used) provided by investing activities	(155,897)	215,110

Financing activities:
(Decrease) increase in bank overdraft	(4,602)	11,173
Decrease (increase) in due from factor	2,349	(17,041)
Proceeds from notes payable and long-term debt	602,831	239,585
Principal payments on notes payable and capital leases	(306,069)	(129,391)
Increase in advances from stockholders	232,400	255,900

Net cash provided by financing activities	526,909	360,226

Net decrease in cash	(10,173)	(1,498)

Cash, beginning of year	16,634	18,132

Cash, end of year	$6,461	$16,634

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$137,149	$120,786

During the years ended February 29, 2008 and February 28, 2007, the Company increased notes payable by $24,265 and $24,418 respectively for an accrual of interest.

During the year ended February 29, 2008, the Company issued 1,916,667 shares of common in relief of a note payable and related accrued interest, valued at $23,000.

During the years ended February 29, 2008 and February 28, 2007, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of February 29, 2008 and February 28, 2007, all of these guarantee fees have been amortized.

During the year ended February 28, 2007, the Company issued 340,095 shares of common stock for repayment of $10,202 worth of accrued expenses.

During the year ended February 28, 2007, the Company issued 1,376,671 shares of common stock, valued at $18,448, for the assignment of a note payable.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 29, 2008 and for the

Years Ended February 29, 2008 and February 28, 2007

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $381,185 of cash in operations for the year ended February 29, 2008. The Company recorded losses from continuing operations of $1,036,246 and $1,450,388 for the years ended February 29, 2008 and February 28, 2007, respectively. Current liabilities exceed current assets by $2,561,319 at February 29, 2008. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $1,328 is considered adequate at February 29, 2008. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Acquired identifiable intangible assets with a cost of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company. These intangibles are amortized on a straight-line method over 5 years. During the years ended February 29, 2008 and February 28, 2007, approximately $38,000 was recognized as amortization expense related to these identifiable intangible assets.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. As of February 29, 2008 and February 28, 2007, the Company incurred amortization expense of $112,642 and $119,760, respectively.

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

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At February 29, 2008, the Company did not have any asset that it considered impaired.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the years ended February 29, 2008 and February 28, 2007.

During 2008 and 2007, there was $0 of cash received from the exercise of stock options.

The aggregate intrinsic value of options outstanding and exercisable at February 29, 2008, based on the Company’s closing stock price of $0.007 as of the last business day of the year ended February 29, 2008, which would have been received by the optionees had all options been exercised on that date was $0. There were no options exercised during the years ended February 29, 2008 and February 28, 2007.

At February 29, 2008, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders. The Company did not incur any stock-based employee compensation during the years ended February 29, 2008 and February 28, 2007.

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

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The diluted weighted average number of shares was 249,658,419 and 237,735,752 for the years ended February 29, 2008 and February 28, 2007, respectively.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for uncertainty in income taxes – an interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, “Accounting for income taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We do not anticipate that adoption of this statement will have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) which allows companies that do not have sufficient historical experience for estimating the expected term of “plain vanilla” share option grants to provide a reasonable estimate and to continue use of the “simplified” method after December 31, 2007. SAB 110 extends the opportunity to use the “simplified” method beyond December 31, 2007, as was allowed by Staff Accounting Bulletin No. 107 (“SAB 107”). Adoption of SAB 110 will not impact our financial statements as we did not use the “simplified” method to estimate lives of share-based awards.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 29, 2008, the Company factored receivables of approximately $1,942,662. In connection with the factoring agreement, the Company incurred fees of approximately $69,300 and $52,000 during the years ended February 29, 2008 and February 28, 2007, respectively. As of February 29, 2008, certain customers had remitted $16,237 to the Company on factored receivables, the Company has recorded this amount as due to the factor and is included in accrued expenses on the accompanying consolidated balance sheet. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following at February 29, 2008:

Work-in-process	$15,941
Raw materials	194,155

Total inventories	$210,096

6. PROPERTY AND EQUIPMENT

Property and equipment at February 29, 2008 consist of:

Land	$186,045
Building and improvements	2,797,268
Machinery and equipment	3,696,831
Office furniture and equipment	91,756
Trucks and automobiles	382,395
Equipment held for lease	178,761

7,333,056
Less accumulated depreciation	2,630,808

$4,702,248

Depreciation expense for the years ended February 29, 2008 and February 28, 2007 was $379,293 and $391,729, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets at February 29, 2008

	Gross Amount	Accumulated Amortization
Web Site	$86,125	$75,599
Brand Recognition	59,455	52,188
Customer List	44,420	38,991

	$190,000	$166,778

Amortization expense for the years ended February 29, 2008 and February 28, 2007 was $38,000 and $38,000; respectively, and estimated amortization expense through February 28, 2009 is $23,222.

8. NOTES PAYABLE

Notes payable at February 29, 2008 consist of:

Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697
Note payable; 14.66% interest; monthly payments of principal and interest of $278; due October 18, 2008; collateralized by equipment	2,108
Note payable; related party; no interest; past maturity, unsecured	29,304
Note payable; related party; 12% interest; due on demand; unsecured	72,147
Notes payable; related party; interest payable in the amount of $1,000; due on demand; unsecured	5,850
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at $0.01 per share	48,000
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at $0.01 per share	49,500
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at $0.01 per share	60,000
Note payable; related party; 8% interest; due on demand, unsecured	13,936
Note payable; related party; 15% interest; due on demand; unsecured	67,021
Note payable; related party; 10% interest; due on demand; unsecured	9,654
Note payable; related party; no interest; past maturity; unsecured	20,205
Note payable; related party; 18% interest; due on demand; unsecured	570
Note payable; related party; 18% interest; due on demand; unsecured	59,195
Note payable; related party; 15% interest; due on demand; unsecured	24,416
Notes payable; related party; 15% interest; due on demand; unsecured	25,650
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000
Note payable; related party; 6.50% interest; due 2010; secured by vehicle	9,312
Note payable; related party; 15% interest; due on demand; unsecured	300
Note payable; related party; 15% interest; due on demand; unsecured	30,582
Note payable; related party; 15% interest; due on demand; unsecured	17,375
Note payable; related party; 12% interest; due on demand; unsecured	6,000
Note payable; related party; 8% interest; due on demand; unsecured	5,000
Note payable; related party; 15% interest; monthly principal and interest payments of $970; past maturity; unsecured	13,189
Note payable; 13.70% interest; monthly principle and interest payments of $1,490; due February 12, 2009; secured by a vehicle	15,231

Note payable; related party; 10% interest; due on demand; unsecured	18,800
Note payable; 20% interest; due on demand; unsecured	13,000
Note payable; 8.5% interest; due March 9, 2022; secured by trailer	28,804
Note payable; 10.99% interest; matures December 14, 2011; secured by a 16 foot enclosed trailer	18,375
Note payable; related party; 7% interest; due on demand; unsecured	8,392
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; monthly payments of $1,500 of principal and interest; past maturity	364,750
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $6,756; collateralized by fixed assets, key man life insurance policy and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due December 30, 2008	721,926

1,985,580
Less current portion	(1,940,713)

$44,867

As of February 29, 2008, the notes payable listed above include $654,436, which are currently in default.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2009	$1,940,713
2010	9,024
2011	6,610
2012	6,345
2013	1,819
Thereafter	21,069

$1,985,580

The above notes payable to related parties in the amount of $591,336 are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

9. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 29, 2008, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $1,053,102 and $766,213 at February 29, 2008 and February 28, 2007, respectively. Dividends may be paid in stock through May 31, 2004 at a conversion rate of $1.00 per share. For the years ended February 29, 2008 and February 28, 2007, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

10. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 29, 2008, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2008, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 29, 2008, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2006	362,500	0.27
Granted	0
Exercised	0
Expired, forfeited	0

Options outstanding, February 28, 2007	362,500	0.27

Granted	0
Exercised	0
Expired, forfeited	0
Options outstanding, February 29, 2008	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 29, 2008:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	4.29 years	$0.27	4.29 years	362,500	$0.27

11. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of Federal and State unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $20,460,300 and $10,000,000, respectively. The loss carry forwards expire beginning in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets at February 29, 2008, are as follows:

Unused operating loss carry forward	$7,318,700
Excess depreciation for tax purposes over the amount for financial reporting purposes	(1,042,500)
Other	17,600

6,291,600
Valuation allowance	(6,291,600)

$0

The valuation allowance increased by $98,400 during the year ended February 28, 2008. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 29, 2008 and February 28, 2007:

	2008	2007
Statutory benefit	$(352,300)	$(493,100)
State tax benefit, net of federal effect	(37,000)	(50,600)
Other	4,500	17,200
Expiration of net operating loss carryforwards	286,400	0
Increase in deferred income tax valuation allowance	98,400	526,500

	$0	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

12. RELATED PARTY TRANSACTIONS

During the years ended February 29, 2008 and February 28, 2007, two executives who are stockholders of the Company deferred approximately $232,400 and $255,900, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2008 totaled $1,075,110. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the years ended February 29, 2008 and February 28, 2007, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of February 29, 2008 and February 28, 2007, all of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. SEGMENT INFORMATION

The Company has two reportable segments during 2008 and 2007, manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 29, 2008 and February 28, 2007 the Company has included segment reporting.

For the year ended February 29, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,640,796	209,972	0	2,850,768

Interest expense	$138,405	25,016	29,771	193,192

Depreciation	$267,737	110,866	690	379,293

Net (loss)	$48,330	(312,827)	(771,749)	(1,036,246)

Property and equipment, net of accumulated depreciation	$3,974,876	726,969	403	4,702,248

Segment assets	$4,293,641	787,379	41,193	5,122,213

For the year ended February 28, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,176,391	174,897	0	2,351,288

Interest expense	$116,259	8,748	25,304	150,311

Depreciation	$285,343	105,696	690	391,729

Net (loss)	$(229,291)	(336,090)	(885,007)	(1,450,388)

Property and equipment, net of accumulated depreciation	$4,183,858	729,271	1,092	4,914,221

Segment assets	$4,467,613	889,983	75,657	5,433,253

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 29, 2008, the construction industry accounted for approximately 32% of the segment’s revenues, while the industrial and mining industries accounted for approximately 20% and 47%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, during the year ended February 29, 2008, three of the Company’s customers accounted for approximately 48% of total revenues. These customers were the Mosaic Company 36%, Bul-Head Corporation 6% and Marden Industries 6%. During the year ended February 28, 2007, three of the Company’s customers accounted for approximately 32% of total revenues. These customers were the Mosaic Company 18%, Vehicare 8% and Marden Industries 6%.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 8A.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending February 29, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after February 29, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2008 under the criteria set forth in the Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to the lack of an independent Board member or Audit Committee member. During the year ended February 29, 2008 the Company’s independent Board member and Audit Committee member passed away. The Company is currently seeking a replacement, but has not yet identified a person to fill those independent positions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 29, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B	OTHER INFORMATION

None

Part III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	73	Chairman of the Board and Director

Frank D. Puissegur	49	Chief Financial Officer and Director

Daniel L. Hefner	57	Chief Executive Officer, President and Director

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

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur and Robert Maxwell. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. The board of directors has determined that due to the death of Mr. Andrew Mueller (previous member) during the year, the audit committee does not have an independant “financial expert”; as such term is defined under federal securities law.

ITEM 10.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company’s Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the “ Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table				Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)
Daniel Hefner, President and Chief Executive Officer	2008	150,000	—	—	—	(3)
	2007	150,000	—	—	—	(1)	10,465	160,465
	2006	215,700	—	—	100,000		10,950	226,650

Robert Maxwell, Chairman of the Board	2008	150,000		—	—		—
	2007	65,900	40,000	—	—		—	105,900

Both Hefner and Maxwell were compensated over $100,000 for fiscal years 2008 and 2007.

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

EMPLOYMENT AGREEMENTS

The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provides for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. This agreement expired in 2004 and Mr. Hefner has served without agreement since that time. In 2006, the Compensation Committee recommended, and the Board of Directors approved, an increase in base salary to $150,000 annually, retroactive to June 2004.

Based upon the recommendation of the Compensation Committee and approval by the Board of Directors, the Company signed an employment agreement with Robert E. Maxwell, Chairman of the Board to mirror that received by Mr. Hefner.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 29, 2008, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 29, 2008, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 29, 2008, the Company has no options available for future issuance under this plan.

At February 29, 2008, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2004 and February 28, 2003 (as there were no awards of stock options during the fiscal year ended February 28, 2005) to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2008, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2008, the number of stock options held on February 29, 2008 and the realizable gain of stock options that are “in-the-money.”

Name	Shares Acquired or Exercised (#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
			Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	2,000	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2008 of $0.02 per share.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 29, 2008, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	84,247,519	33.598%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000.3988	%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	12,613,609	5.030%

All Directors and Executive Officers as a Group (3 persons)(5)		39.0268%

(**) Less than 1%

(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or to direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2)	In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes (a) 348,360 shares of Common Stock held by his spouse Barbara Maxwell, (b) 83,899,159 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Includes (a) 200,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 12,413,609 shares of Common Stock held personally
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

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers Robert E. Maxwell (3)	29.58%
Frank Puissegur	*
Daniel L. Hefner (2)	3.89%
All directors and executive officers as a group (3 persons)	34.31%
International Commerce and Finance (4)	29.27%

*	Less than 1%
(1)	Based upon 226,400,415 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2)	Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 12,413,609 shares of Common Stock.
(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 83,899,159 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 69,970,153 shares of Common Stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDERS AGREEMENT

A Stockholders Agreement dated April 9, 1998 was entered into among ULLICO, the Company, David N. DeBaene, Annette DeBaene, Norman DeBaene, Thomas Lisi, and Steve Panneton (each, a “Holder”). The Stockholders Agreement provides that the Company shall have a right of first refusal before any Holder may transfer any shares of Common Stock. ULLICO has a right of second refusal and co-sale rights; if the Company does not elect to buy all of the securities it is offered. If ULLICO enters into an agreement to transfer, sell or otherwise dispose of all of its Preferred Stock, Warrants and any Common Stock issued upon conversion or exercise of the former (such agreement referred to as a “Tag-Along Sale”), each Holder has the right to participate in the Tag-Along Sale. If ULLICO, alone or with another person, accepts an offer from any party who is unaffiliated with it to purchase any of ULLICO’s shares which results in such party having the ability to elect a majority of the Company’s Board of Directors, then, at the request of ULLICO, each Holder shall sell all shares of Common Stock held by such Holder (referred to as a “Drag-Along Sale”).

During the years ended February 29, 2008 and February 28, 2007, two executives who are stockholders of the Company deferred approximately $232,400 and $255,900, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2008 totaled $1,075,110. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the years ended February 29, 2008 and February 28, 2007, the Company issued 9,816,309 and 9,650,136 shares of common stock to a related party and related company, respectively, valued at $112,642 and $119,758, respectively, in exchange for guarantees of a note payable. As of February 29, 2008 and February 28, 2007, all of these guarantee fees have been amortized.

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

Audit Fees

During 2008 and 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $52,500 and $63,316 for audit and review fees associated with our 10-KSB and 10-QSB filings.

Non-Audit related fees

None

Tax Fees

During 2008 and 2007 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $4,500 and $3,000 to prepare our federal and state tax returns.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 13, 2008	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: June 13, 2008	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer