Form 10-Q
period 2008-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2008-07-21
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO.

There were 266,769,522 shares of the Registrant’s $.002 par value common stock outstanding as of May 31, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31, 2008 (unaudited)	February 29, 2008
Assets
Current assets:
Cash	$3,109	$6,461
Accounts receivable, net of allowance of $1,906 and $1,328, respectively	10,212	36,260
Accounts receivable, factored	41,463	57,104
Inventory	226,415	210,096
Other receivables	39,708	47,123
Other current assets	29,879	39,699

Total current assets	350,786	396,743
Property and equipment, net of accumulated depreciation of $2,707,101 and $2,630,808, respectively	4,607,483	4,702,248
Other assets:
Intangible assets, net of accumulated amortization of $176,278 and $166,778	13,722	23,222
Other assets	24,000

	$4,995,991	$5,122,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,342,916	$1,349,377
Current portion of notes payable, related parties	672,182	591,336
Bank overdraft	16,214	6,571
Accounts payable, including amounts due to related parties of $248,717 and $216,158, respectively	560,185	507,290
Accrued expenses	178,666	178,377
Accrued interest	226,422	208,456
Deferred revenue	118,952	116,655

Total current liabilities	3,115,537	2,958,062
Due to stockholders	1,133,210	1,075,110
Notes payable, net of current portion	41,804	44,867

	4,290,551	4,078,039

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 267,291,522 and 251,272,293 shares issued; 266,769,522 and 250,750,293 shares outstanding, respectively	534,584	502,545
Additional paid-in capital	19,144,980	19,068,088
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Prepaid loan costs	(81,698)
Accumulated deficit	(18,616,903)	(18,250,936)

Total stockholders’ equity	705,440	1,044,174

	$4,995,991	$5,122,213

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended May 31,
	2008	2007
Net sales	$560,108	$767,362
Cost of goods sold	325,284	484,631

Gross profit	234,824	282,731

Selling, general and administrative expenses	553,040	534,991

Loss from operations	(318,216)	(252,260)
Other income (expense):
Other	9,972	313
Interest expense	(57,723)	(42,146)

Total other (expense)	(47,751)	(41,833)

Net loss	$(365,967)	$(294,093)

Net loss per common share	$(.00)	$(.00)

Weighted average number of common shares outstanding	266,247,156	246,136,838

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended May 31, 2008 (unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Total
	Shares	Amount	Shares	Amount
Balance, February 29, 2008	251,272,293	$502,545	3,944	$3	$19,068,088	$(10,000)	$(18,250,936)	$(265,526)	$		$1,044,174
Common shares issued for guaranty (unaudited)	5,339,743	10,680			25,630					(36,310)
Common shares issued for pledge of assets (unaudited)	10,679,486	21,359			51,262					(72,621)
Amortization of loan costs (unaudited)										27,233	27,233
Net loss (unaudited)							(365,967)				(365,967)

Balance, May 31, 2008 (unaudited)	267,291,522	$534,584	3,944	$3	$19,144,980	$(10,000)	$(18,616,903)	$(265,526)		$(81,698)	$705,440

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended May 31,
	2008	2007
Operating activities:
Net loss	$(365,967)	$(294,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	101,336	102,248
Amortization of stock issued for services	27,233	28,161
Gain on sale of equipment	(10,168)
Increase (decrease) in allowance for doubtful accounts	577	(850)
(Increase) decrease in:
Accounts receivables	25,470	49,172
Inventory	(16,319)	(15,949)
Other assets	9,820	(3,564)
Increase (decrease) in:
Accounts payable and accrued expenses	77,760	(70,405)
Deferred income	2,297	205

Net cash used by operating activities	(147,961)	(205,075)

Investing activities:
Decrease (increase) in other receivables	7,415	(50)
Acquisition of property and equipment	(10,903)	(19,698)

Net cash used by investing activities	(3,488)	(19,698)

Financing activities:
Increase in checks drawn in excess of bank balance	9,643	14,429
Decrease in due from factor	15,641	20,400
Proceeds from notes payable and long-term debt	127,516	177,340
Principal payments on notes payable and long-term debt	(62,803)	(58,627)
Increase in due to stockholders	58,100	58,100

Net cash provided by financing activities	148,097	211,642

Net decrease in cash	(3,352)	(13,180)
Cash, beginning of period	6,461	16,634

Cash, end of period	$3,109	$3,454

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$39,757	$32,112

During the three months ended May 31, 2008 and 2007, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of May 31, 2008 and 2007, $27,233 and $28,161, respectively, of these guaranty fees have been amortized.

During the three months ended May 31, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the three months ended May 31, 2007, the Company transferred $20,000 from notes payable, related party to other payables, related party.

During the three months ended May 31, 2008 and 2007, the Company increased notes payable by $6,610 and $6,099, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2008 and for the

Three Months Ended May 31, 2008 and 2007

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

2. Stock Based Compensation

At May 31, 2008, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three months ended May 31, 2008 and 2007.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $148,000 of cash in operations for the three months ended May 31, 2008. The Company recorded losses from continuing operations of approximately $366,000 for the three months ended May 31, 2008. Current liabilities exceed current assets by approximately $2,764,800 at May 31, 2008. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2008 and 2007, (b) the financial position at May 31, 2008, and (c) cash flows for the three month periods ended May 31, 2008 and 2007, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2008. The results of operations for the three month period ended May 31, 2008 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three months ended May 31, 2008, the Company factored receivables of approximately $444,100. In connection with the factoring agreement, the Company incurred fees of approximately $17,600 during the three months ended May 31, 2008. As of May 31, 2008 and February 29, 2008, certain customers had remitted $19,663 and $6,237, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2008 and 2007; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2008 and 2007 the Company has included segment reporting.

For the three months ended May 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$509,876	$50,232		$560,108
Interest expense, net	$35,423	$6,187	$16,113	$57,723
Depreciation and amortization	$63,024	$38,140	$172	$101,336
Net loss	$(34,597)	$(96,556)	$(234,814)	$(365,967)
Property and equipment, net of accumulated depreciation	$3,900,653	$706,600	$230	$4,607,483

For the three months ended May 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$696,037	$71,325		$767,362
Interest expense, net	$31,171	$6,453	$4,522	$42,146
Depreciation and amortization	$66,152	$35,924	$172	$102,248
Net loss	$(8,911)	$(80,218)	$(204,964)	$294,093
Property and equipment, net of accumulated depreciation	$4,137,404	$702,847	$920	$4,841,171
Segment assets	$4,368,442	$859,436	$60,484	$5,288,362

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Related Party Transactions

During the three months ended May 31, 2008 and 2007, two executives who are stockholders of the Company deferred approximately $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2008 and February 29, 2008, totaled $1,133,210 and $1,075,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the three months ended May 31, 2008 and 2007 the Company issued 16,019,229 and 9,816,309 shares of common stock, respectively, to a related party and a related company valued at $108,931 and $112,642, respectively, in exchange for a guarantee of a note payable.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2009 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2008 and 2007. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2008 and 2007. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary, International Machine and Welding, Inc., generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2008 AND 2007.

General

The Company’s consolidated net sales decreased to $560,108 for the three months ended May 31, 2008, a decrease of $207,154 or 27%, from $767,362 for the three months ended May 31, 2007. The overall decrease in net sales is due to the downturn in the economy.

Gross profit for the consolidated operations decreased to $234,824 for the three months ended May 31, 2008 from $282,731 for the three months ended May 31, 2007. Gross profit as a percentage of sales was 42% and 37% for the three month periods ended May 31, 2008 and 2007, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended May 31, 2008 was $57,723 as compared to $42,146 for same period in 2007 for an increase of $15,577 or 37%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses increased to $553,040 for the three months ended May 31, 2008 as compared to $534,991 for the three months ended May 31, 2007, an increase of $18,049 or 3%.

The Company incurred a net consolidated loss of $365,967 for the three months ended May 31, 2008 compared to a loss of $294,093 for the three months ended May 31, 2007. The increase in the consolidated net loss is primarily due to the overall decrease in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $509,876 for the three months ended May 31, 2008 compared to $696,037 for the three months ended May 31, 2007. The machining operations provided $196,683 or 39% of net sales with parts and service providing $313,193 or 61% of net sales for the three months ended May 31, 2008 as compared to machining operations contributing $209,953 or 30% of net sales with parts and service providing $486,084 or 70% of net sales for the three months ended May 31, 2007. The overall decrease in net sales is due to downturn in the economy.

Gross profit from the International Machine and Welding, Inc. was $234,954 for the three months ended May 31, 2008 compared to $276,865 for the same period in 2007 providing gross profit margins of 46% and 40%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $244,297 for the three months ended May 31, 2008 compared to $254,753 for the three months ended May 31, 2007. The decrease in selling, general and administrative expenses is due to the reduction in revenue the collections fees are down 3,488 and we do not have an executive life insurance policy during the first quarter of 2008, which in the first quarter 2007 amounted to $7,055.

Interest expense, net was $35,423 for the three months ended May 31, 2008 compared to $31,171 for the same period ended 2007. The increase in interest expense, net is due to an increase in notes payable for the three months ended May 31, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $50,232 for the three months ended May 31, 2008 as compared to $71,325 for the same period in 2007. The decrease in net sales is due to a decrease in the number of orders from a special event held in Daytona Beach, Florida. Attendance at the event was down 70% from the prior year, which resulted in a decrease in sales for Chariot.

Gross profit from Chariot was ($13) for the three months ended May 31, 2008 providing a gross profit margin of 0% as compared to $5,866 providing a gross profit margin of 8% for the same period in 2007. The decrease in gross profit and the related gross profit margin was due to the decrease in sales combined with an increase in cost of goods sold, due to the current economic conditions.

Selling, general and administrative expenses were $90,044 for the three months ended May 31, 2008 as compared to $79,795 for the same period in 2007. The increase in selling, general and administrative expenses was mainly due to the rising cost of fuel, an increase in rent expense and an increase in marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2008 and 2007, the Company used net cash from operating activities of $147,961 and $205,075, respectively.

During the three months ended May 31, 2008 and 2007, the Company used cash for investing activities of $(3,488) and $(19,698), respectively. The decrease in net cash used by investing activities is primarily due to the acquisition of property and equipment of property in 2008 as compared to 2007.

During the three months ended May 31, 2008 and 2007, the Company provided cash from financing activities of $148,097 and $211,642, respectively. The decrease in net cash provided from financing activities is due to the proceeds from the issuance of notes payable and long term debt during the three months ended May 31, 2008.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through May 31, 2008. As of May 31, 2008, working capital deficit was $2,764,751. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending May 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after May 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended May 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 3, 2008, 5,339,743 shares of common stock valued at $36,310, were issued to a related party in exchange for guaranteeing a company note payable.

On March 3, 2008, 10,679,486 shares of common stock valued at $72,621, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $868,470 of notes payable. The amount of principal payments in arrears was $641,248, with an additional amount of $227,222 of interest due at May 31, 2008. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2008, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 21, 2008	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: July 21, 2008	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer