Form 10-Q
period 2008-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2008-10-20
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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

There were 266,769,522 shares of the Registrant’s $.002 par value common stock outstanding as of August 31, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31, 2008	February 29, 2008
	(unaudited)
Assets
Current assets:
Cash	$5,145	$6,461
Accounts receivable, net of allowance of $848 and $1,328, respectively	34,706	36,260
Accounts receivable, factored	50,239	57,104
Inventory	222,070	210,096
Other receivables	46,717	47,123
Other current assets	30,059	39,699

Total current assets	388,936	396,743
Property and equipment, net of accumulated depreciation of $2,799,123 and $2,630,808, respectively	4,518,146	4,702,248
Other assets:
Intangible assets, net of accumulated amortization of $185,778 and $166,778	4,222	23,222
Other assets	24,000

	$4,935,304	$5,122,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,349,074	$1,349,377
Current portion of notes payable, related parties	765,574	591,336
Bank overdraft	17,667	6,571
Accounts payable, including amounts due to related parties of $246,261 and $216,158, respectively	598,632	507,290
Accrued expenses	174,933	178,377
Accrued interest	243,214	208,456
Deferred revenue	107,757	116,655

Total current liabilities	3,256,851	2,958,062
Due to stockholders	1,191,310	1,075,110
Notes payable, net of current portion	38,900	44,867

	4,487,061	4,078,039

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 267,291,522 and 251,272,293 shares issued; 266,769,522 and 250,750,293 shares outstanding, respectively	534,584	502,545
Additional paid-in capital	19,144,980	19,068,088
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Prepaid loan costs	(54,465)
Accumulated deficit	(18,901,333)	(18,250,936)

Total stockholders’ equity	448,243	1,044,174

	$4,935,304	$5,122,213

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2008	2007	2008	2007
Net sales	$629,094	$657,522	$1,189,202	$1,424,884
Cost of goods sold	362,538	362,565	687,822	847,196

Gross profit	266,556	294,957	501,380	577,688

Selling, general and administrative expenses	495,075	506,828	1,048,115	1,041,819

Loss from operations	(228,519)	(211,871)	(546,735)	(464,131)
Other income (expense):
Other	180	180	10,152	493
Interest expense	(56,091)	(49,881)	(113,814)	(92,027)

Total other (expense)	(55,911)	(49,701)	(103,662)	(91,534)

Net loss	$(284,430)	$(261,572)	$(650,397)	$(555,665)

Net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	266,759,522	250,333,626	266,508,339	248,196,539

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended August 31, 2008 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 29, 2008	251,272,293	$502,545	3,944	$3

Common shares issued for guaranty (unaudited)	5,339,743	10,680
Common shares issued for pledge of assets (unaudited)	10,679,486	21,359
Amortization of loan costs (unaudited)
Net loss (unaudited)

Balance, August 31, 2008 (unaudited)	267,291,522	$534,584	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Total
$19,068,088	$(10,000)	$(18,250,936)	$(265,526)	$		$1,044,174
25,630					(36,310)
51,262					(72,621)
					54,466	54,466
		(650,397)				(650,397)

$19,144,980	$(10,000)	$(18,901,333)	$(265,526)		$(54,465)	$448,243

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2008	2007
Operating activities:
Net loss	$(650,397)	$(555,665)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	202,858	208,008
Amortization of stock issued for services	54,466	56,321
Gain on sale of equipment	(10,168)
Increase (decrease) in allowance for doubtful accounts	(480)	(816)
(Increase) decrease in:
Accounts receivables	2,034	40,972
Inventory	(11,974)	7,144
Other assets	9,640	439
Increase (decrease) in:
Accounts payable and accrued expenses	134,854	(46,824)
Deferred income	(8,898)	10,214

Net cash used by operating activities	(278,065)	(280,207)

Investing activities:
Decrease (increase) in other receivables	406	11,471
Acquisition of property and equipment	(13,588)	(113,381)

Net cash used by investing activities	(13,182)	(101,910)

Financing activities:
Increase in checks drawn in excess of bank balance	11,096	223
Decrease in due from factor	6,865	7,947
Proceeds from notes payable and long-term debt	280,591	416,240
Principal payments on notes payable and long-term debt	(124,821)	(160,579)
Increase in due to stockholders	116,200	116,200

Net cash provided by financing activities	289,931	380,031

Net decrease in cash	(1,316)	(2,086)
Cash, beginning of period	6,461	16,634

Cash, end of period	$5,145	$14,548

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$79,066	$69,452

During the six months ended August 31, 2008 and 2007, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of August 31, 2008 and 2007, $54,466 and $56,322, respectively, of these guaranty fees have been amortized.

During the six months ended August 31, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the six months ended August 31, 2007, the Company transferred $20,000 from notes payable and $3,000 of accrued interest, related party to other payables, related party. Subsequent to the transfer, the Company issued the related party 1,916,667 shares of common stock for the acceptance of the assignment of debt.

During the six months ended August 31, 2008 and 2007, the Company increased notes payable by $12,199 and $12,199, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of August 31, 2008 and for the

Three and Six Months Ended August 31, 2008 and 2007

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

2. Stock Based Compensation

At August 31, 2008, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three and six months ended August 31, 2008 and 2007.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $278,100 of cash in operations for the six months ended August 31, 2008. The Company recorded losses from continuing operations of approximately $284,400 and $650,400 for the three and six months ended

August 31, 2008, respectively. Current liabilities exceed current assets by approximately $2,867,900 at August 31, 2008. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2008 and 2007, (b) the financial position at August 31, 2008, and (c) cash flows for the six month periods ended August 31, 2008 and 2007, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2008. The results of operations for the three and six month periods ended August 31, 2008 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three and six months ended August 31, 2008, the Company factored receivables of approximately $421,900 and $866,000, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $14,200 and $31,800 during the three and six months ended August 31, 2008, respectively. As of August 31, 2008 and February 29, 2008, certain customers had remitted $11,828 and $6,237, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2008 and 2007; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and six months ended August 31, 2008 and 2007 the Company has included segment reporting.

For the three months ended August 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$540,630	$88,464		$629,094
Interest expense, net	$38,572	$7,551	$9,968	$56,091
Depreciation and amortization	$62,869	$38,480	$173	$101,522
Net loss	$(13,243)	$(94,504)	$(176,683)	$(284,430)
Property and equipment, net of accumulated depreciation	$3,837,784	$680,304	$58	$4,518,146

For the six months ended August 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,050,506	$138,696		$1,189,202
Interest expense	$73,995	$13,738	$26,081	$113,814
Depreciation and amortization	$125,893	$76,620	$345	$202,858
Net loss	$(47,840)	$(191,060)	$(411,497)	$(650,397)

For the three months ended August 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$639,987	$17,535		$657,522
Interest expense, net	$34,855	$5,853	$9,173	$49,881
Depreciation and amortization	$67,077	$38,510	$173	$105,760
Net loss	$(7,678)	$(52,601)	$(201,293)	$261,572
Property and equipment, net of accumulated depreciation	$4,075,359	$762,488	$747	$4,838,594
Segment assets	$4,353,291	$872,655	$43,437	$5,269,383

For the six months ended August 31, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,336,024	$88,860		$1,424,884
Interest expense	$66,026	$12,307	$13,694	$92,027
Depreciation and amortization	$133,229	$74,434	$345	$208,008
Net loss	$(16,589)	$(132,819)	$(406,257)	$(555,665)

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Inventories

Inventories consist of the following:

	August 31, 2008	February 29, 2008
Work-in-process	$38,546	$15,941
Raw materials	183,524	194,155

Total inventories	$222,070	$210,096

8. Related Party Transactions

During the three and six months ended August 31, 2008 and 2007, two executives who are stockholders of the Company deferred $58,100, $116,200, $58,100 and $116,200, respectively, of compensation earned during the periods. The balance due to stockholders at August 31, 2008 and February 29, 2008, totaled $1,191,310 and $1,075,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the six months ended August 31, 2008 and 2007 the Company issued 16,019,229 and 9,816,309 shares of common stock, respectively, to a related party and a related company valued at $108,931 and $112,642, respectively, in exchange for a guarantee of a note payable.

At August 31, 2007 the Company owed $57,917 to a related company for reimbursement of expenses.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the six month periods ended August 31, 2008 and 2007. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and six months ended August 31, 2008 and 2007. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2008 AND 2007.

General

The Company’s consolidated net sales decreased to $629,094 for the three months ended August 31, 2008, a decrease of $28,428 or 4%, from $657,522 for the three months ended August 31, 2007. The overall decrease in net sales is due to the downturn in the economy.

Gross profit for the consolidated operations decreased to $266,556 for the three months ended August 31, 2008 from $294,957 for the three months ended August 31, 2007. Gross profit as a percentage of sales was 42% and 45% for the three month periods ended August 31, 2008 and 2007, respectively. The decrease in gross profit was due to the mix of work sold having a higher ratio of lower profit business.

Consolidated interest expense, net for the three months ended August 31, 2008 was $56,091 as compared to $49,881 for same period in 2007 for an increase of $6,210 or 12%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses decreased to $495,065 for the three months ended August 31, 2008 as compared to $506,828 for the three months ended August 31, 2007, a decrease of $11,763 or 2%.

The Company incurred a net consolidated loss of $284,430 for the three months ended August 31, 2008 compared to a loss of $261,572 for the three months ended August 31, 2007. The increase in the consolidated net loss is primarily due to the overall decrease in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $540,630 for the three months ended August 31, 2008 compared to $639,987 for the three months ended August 31, 2007. The machining operations provided $191,165 or 35% of net sales with parts and service providing $349,465 or 65% of net sales for the three months ended August 31, 2008 as compared to machining operations contributing $254,824 or 40% of net sales with parts and service providing $385,163 or 60% of net sales for the three months ended August 31, 2007. The overall decrease in net sales is due to downturn in the economy which has caused customers to reduce or delay orders in 2008.

Gross profit from the International Machine and Welding, Inc. was $263,580 for the three months ended August 31, 2008 compared to $278,152 for the same period in 2007 providing gross profit margins of 49% and 43%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $238,254 for the three months ended August 31, 2008 compared to $250,977 for the three months ended August 31, 2007. The decrease in selling, general and administrative expenses is due to the termination of the employee leasing company.

Interest expense, net was $38,572 for the three months ended August 31, 2008 compared to $34,855 for the same period ended 2007. The increase in interest expense, net is due to an increase in notes payable for the three months ended August 31, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $88,464 for the three months ended August 31, 2008 as compared to $17,535 for the same period in 2007. The increase in net sales is due to production of trailers started in 2008, Chariot sold 14 trailers this quarter and is now manufacturing septic tanks for a new customer.

Gross profit from Chariot was $2,859 for the three months ended August 31, 2008 providing a gross profit margin of 3% as compared to $16,804 providing a gross profit margin of 96% for the same period in 2007.

The decrease in gross profit and the related gross profit margin was due to the increase in cost of goods sold, due to the current economic conditions.

Selling, general and administrative expenses were $90,108 for the three months ended August 31, 2008 as compared to $63,732 for the same period in 2007. The increase in selling, general and administrative expenses was mainly due to the rising cost of fuel, an increase in rent expense and an increase in marketing expenses.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2008 AND 2007.

General

The Company’s consolidated net sales decreased to $1,189,202 for the six months ended August 31, 2008, a decrease of $235,682 or 17%, from $1,424,884 for the six months ended August 31, 2007. This decrease was mainly due to the current state of the economy and therefore, the customer base is cutting back on their orders.

Gross profit for the consolidated operations increased to $501,380 for the six months ended August 31, 2008 from $577,688 for the six months ended August 31, 2007. Gross profit as a percentage of sales was 42% and 41% for the six month periods ended August 31, 2008 and 2007, respectively. The increase in gross profit margin was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the six months ended August 31, 2008 was $113,814 as compared to $92,027 for same period in 2007 for an increase of $21,787 or 24%. The increase in interest expense, net is due to the Company’s additional debt taken on during first and second quarter of 2008.

Selling, general and administrative expenses increased to $1,048,115 for the six months ended August 31, 2008 as compared to $1,041,819 for the six months ended August 31, 2007, an increase of $6,286 or 1%.

The Company incurred a net consolidated loss of $650,397 for the six months ended August 31, 2008 compared to a loss of $555,665 for the six months ended August 31, 2007. The increase in the consolidated net loss is primarily due to the decrease in revenue of the manufacturing segment during the six months ended August 31, 2008. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,050,506 for the six months ended August 31, 2008 compared to $1,336,024 for the six months ended August 31, 2007. The machining operations provided $387,848 or 37% of net sales with parts and service providing $662,658 or 63% of net sales for the six months ended August 31, 2008 as compared to machining operations contributing $464,777 or 35% of net sales with parts and service providing $871,247 or 65% of net sales for the six months ended August 31, 2007. The overall decrease in net sales is due to the current state of the economy and therefore, the customer base is cutting back on their orders.

Gross profit from the International Machine and Welding, Inc. was $498,534 for the six months ended August 31, 2008 compared to $555,018 for the same period in 2007 providing gross profit margins of 47% and 42%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior quarter.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $482,551 for the six months ended August 31, 2008 compared to $505,730 for the six months ended August 31, 2007. The decrease in selling, general and administrative expenses is due to the Company not renewing the Officer’s Life Insurance policy in 2008, the termination of the employee leasing company in 2008 and the decrease in collection fees, which is the result of the decrease in revenue.

Interest expense, net was $73,995 for the six months ended August 31, 2008 compared to $66,026 for the same period ended 2007. The increase in interest expense, net is due to an overall increase in the outstanding debt for the six months ended August 31, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $138,696 for the six months ended August 31, 2008 as compared to $88,860 for the same period in 2007. The increase in net sales is due to the start up of the production of trailers in 2008 and the addition of a new customer.

Gross profit from Chariot was $2,846 for the six months ended August 31, 2008 providing a gross profit margin of 2% as compared to $22,670 providing a gross profit margin of 26% for the same period in 2007. The decrease in gross profit and the related gross profit margin was due higher cost of goods sold in 2008 for the production of the new septic tanks.

Selling, general and administrative expenses were $180,152 for the six months ended August 31, 2008 as compared to $143,527 for the same period in 2007. The increase in selling, general and administrative expenses was mainly due to the rising cost of fuel, an increase in rent expense and an increase in marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2008 and 2007, the Company used net cash from operating activities of $278,065 and $280,207, respectively.

During the six months ended August 31, 2008 and 2007, the Company used cash for investing activities of $13,182 and $101,910, respectively. The decrease in net cash used by investing activities is primarily due to the decrease in the acquisition of property and equipment in 2008 as compared to 2007.

During the six months ended August 31, 2008 and 2007, the Company provided cash from financing activities of $289,931 and $380,031, respectively. The decrease in net cash provided from financing activities is due to the decrease in the proceeds from the issuance of notes payable and long term debt during the six months ended August 31, 2008.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through August 31, 2008. As of August 31, 2008, the working capital deficit was $2,867,915. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending August 31, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 3, 2008, 5,339,743 shares of common stock valued at $36,310, were issued to a related party in exchange for guaranteeing a company note payable.

On March 3, 2008, 10,679,486 shares of common stock valued at $72,621, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $880,038 of notes payable. The amount of principal payments in arrears was $641,248, with an additional amount of $238,790 of interest due at August 31, 2008. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended August 31, 2008, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 14, 2008	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: October 14, 2008	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer