Form 10-Q
period 2008-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2009-02-20
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

There were 266,769,522 shares of the Registrant’s $.002 par value common stock outstanding as of November 30, 2008.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2008 (unaudited)	February 29, 2008
Assets
Current assets:
Cash	$1,294	$6,461
Accounts receivable, net of allowance of $200 and $1,328, respectively	41,492	36,260
Accounts receivable, factored	66,135	57,104
Inventory	223,901	210,096
Other receivables	42,393	47,123
Other current assets	19,937	39,699

Total current assets	395,152	396,743

Property and equipment, net of accumulated depreciation of $2,891,457 and $2,630,808, respectively	4,440,924	4,702,248

Other assets:
Intangible assets, net of accumulated amortization of $190,000 and $166,778		23,222
Other assets	24,000

	$4,860,076	$5,122,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,333,468	$1,349,377
Current portion of notes payable, related parties	785,999	591,336
Bank overdraft	23,253	6,571
Accounts payable, including amounts due to related parties of $257,989 and $216,158, respectively	683,336	507,290
Accrued expenses	178,770	178,377
Accrued interest	263,935	208,456
Deferred revenue	94,023	116,655

Total current liabilities	3,362,784	2,958,062

Due to stockholders	1,249,410	1,075,110

Notes payable, net of current portion	37,392	44,867

	4,649,586	4,078,039

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 267,291,522 and 251,272,293 shares issued; 266,769,522 and 250,750,293 shares outstanding, respectively	534,584	502,545
Additional paid-in capital	19,144,980	19,068,088
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Prepaid loan costs	(27,233)
Accumulated deficit	(19,166,318)	(18,250,936)

Total stockholders’ equity	210,490	1,044,174

	$4,860,076	$5,122,213

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007
Net sales	$732,418	$771,342	$1,921,620	$2,196,226

Cost of goods sold	440,378	429,655	1,128,200	1,276,851

Gross profit	292,040	341,687	793,420	919,375

Selling, general and administrative expenses	502,345	504,510	1,550,460	1,546,329

Loss from operations	(210,305)	(162,823)	(757,040)	(626,954)

Other income (expense):
Other	(381)	178	9,771	671
Interest expense	(54,299)	(44,932)	(168,113)	(136,959)

Total other (expense)	(54,680)	(44,754)	(158,342)	(136,288)

Net loss	$(264,985)	$(207,577)	$(915,382)	$(763,242)

Net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	266,759,522	250,750,293	266,594,767	249,174,024

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended November 30, 2008 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 29, 2008	251,272,293	$502,545	3,944	$3

Common shares issued for guaranty (unaudited)	5,339,743	10,680
Common shares issued for pledge of assets (unaudited)	10,679,486	21,359
Amortization of loan costs (unaudited)
Net loss (unaudited)

Balance, November 30, 2008 (unaudited)	267,291,522	$534,584	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Total
$19,068,088	$(10,000)	$(18,250,936)	$(265,526)	$		$1,044,174
25,630					(36,310)
51,262					(72,621)
					81,698	81,698
		(915,382)				(915,382)

$19,144,980	$(10,000)	$(19,166,318)	$(265,526)		$(27,233)	$210,490

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30,
	2008	2007
Operating activities:
Net loss	$(915,382)	$(763,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	299,414	312,267
Amortization of stock issued for services	81,698	84,481
Gain on sale of equipment	(10,168)
Increase (decrease) in allowance for doubtful accounts	(1,128)	(1,296)
(Increase) decrease in:
Accounts receivables	(4,104)	52,075
Inventory	(13,805)	32,240
Other assets	7,606	(2,914)
Increase (decrease) in:
Accounts payable and accrued expenses	250,149	(74,397)
Deferred income	(22,632)	31,570

Net cash used by operating activities	(328,352)	(329,216)

Investing activities:
Decrease (increase) in other receivables	16,886	13,319
Acquisition of property and equipment	(28,700)	(131,734)

Net cash used by investing activities	(11,814)	(118,415)

Financing activities:
Increase (decrease) in checks drawn in excess of bank balance	16,682	(6,620)
(Increase) decrease in due from factor	(9,031)	7,797
Proceeds from notes payable and long-term debt	328,899	483,240
Principal payments on notes payable and long-term debt	(175,851)	(259,443)
Increase in due to related party		35,917
Increase in due to stockholders	174,300	174,300

Net cash provided by financing activities	334,999	435,191

Net decrease in cash	(5,167)	(12,440)

Cash, beginning of period	6,461	16,634

Cash, end of period	$1,294	$4,194

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$113,172	$111,638

During the nine months ended November 30, 2008 and 2007, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of November 30, 2008 and 2007, $81,698 and $84,481, respectively, of these guaranty fees have been amortized.

During the nine months ended November 30, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the nine months ended November 30, 2007, the Company transferred $20,000 from notes payable and $3,000 of accrued interest, related party to other payables, related party. Subsequent to the transfer, the Company issued the related party 1,916,667 shares of common stock for the acceptance of the assignment of debt.

During the nine months ended November 30, 2008 and 2007, the Company increased notes payable by $18,232 and $18,232, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of November 30, 2008 and for the

Three and Nine Months Ended November 30, 2008 and 2007

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

2. Stock Based Compensation

At November 30, 2008, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the three and nine months ended November 30, 2008 and 2007.

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $328,400 of cash in operations for the nine months ended November 30, 2008. The Company recorded losses from continuing operations of approximately $265,000 and $915,400 for the three and nine months ended November 30, 2008, respectively. Current liabilities exceed current assets by approximately $2,967,600 at November 30, 2008. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2008 and 2007, (b) the financial position at November 30, 2008, and (c) cash flows for the nine month periods ended November 30, 2008 and 2007, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2008. The results of operations for the three and nine month periods ended November 30, 2008 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three and nine months ended November 30, 2008, the Company factored receivables of approximately $481,700 and $1,347,800, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $16,500 and $48,300 during the three and nine months ended November 30, 2008, respectively. As of November 30, 2008 and February 29, 2008, certain customers had remitted $17,346 and $6,237, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Segment Information

The Company has two reportable segments during 2008 and 2007; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2008 and 2007 the Company has included segment reporting.

For the three months ended November 30, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
Revenue	$646,973	$85,445			$732,418
Interest expense, net	$36,248	$7,830		$10,221	$54,299
Depreciation and amortization	$63,466	$33,033		$57	$96,556
Net loss	$31,218	$61,119		$172,648	$264,985
Property and equipment, net of accumulated depreciation	$3,789,431	$651,493	$		$4,440,924
Segment assets	$4,119,081	$708,994		$32,001	$4,860,076

For the nine months ended November 30, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$1,697,479	$224,141		$1,921,620
Interest expense	$110,243	$21,568	$36,302	$168,113
Depreciation and amortization	$189,359	$109,653	$402	$299,414
Net loss	$79,058	$252,179	$584,145	$915,382

For the three months ended November 30, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$716,219	$55,123		$771,342
Interest expense, net	$31,943	$4,939	$8,050	$44,932
Depreciation and amortization	$66,870	$37,216	$173	$104,259
Net income (loss)	$53,260	$(81,213)	$(179,624)	$(207,577
Property and equipment, net of accumulated depreciation	$4,011,410	$750,203	$575	$4,762,188
Segment assets	$4,256,590	$841,189	$41,280	$5,139,059

For the nine months ended November 30, 2007, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,052,243	$143,983		$2,196,226
Interest expense	$97,969	$17,246	$21,744	$136,959
Depreciation and amortization	$200,099	$111,650	$518	$312,267
Net income (loss)	$36,671	$(214,033)	$(585,880)	$(763,242)

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company, Inc. and derives its revenues from the manufacture, sale and service of fiberglass trailers, boats and cars.

7. Inventories

Inventories consist of the following:

	November 30, 2008	February 29, 2008
Work-in-process	$28,831	$15,941
Raw materials	195,070	194,155

Total inventories	$223,901	$210,096

8. Related Party Transactions

During the three and nine months ended November 30, 2008 and 2007, two executives who are stockholders of the Company deferred $58,100, $174,300, $58,100 and $174,300, respectively, of compensation earned during the periods. The balance due to stockholders at November 30, 2008 and February 29, 2008, totaled $1,249,410 and $1,075,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the nine months ended November 30, 2008 and 2007 the Company issued 16,019,229 and 9,816,309 shares of common stock, respectively, to a related party and a related company valued at $108,931 and $112,642, respectively, in exchange for a guarantee of a note payable.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the nine month periods ended November 30, 2008 and 2007. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three and nine months ended November 30, 2008 and 2007. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007.

General

The Company’s consolidated net sales decreased to $732,418 for the three months ended November 30, 2008, a decrease of $38,924 or 5%, from $771,342 for the three months ended November 30, 2007. The overall decrease in net sales is due to the downturn in the economy.

Gross profit for the consolidated operations decreased to $292,040 for the three months ended November 30, 2008 from $341,687 for the three months ended November 30, 2007. Gross profit as a percentage of sales was 40% and 44% for the three month periods ended November 30, 2008 and 2007, respectively. The decrease in gross profit was due to the mix of work sold having a higher ratio of lower profit business.

Consolidated interest expense, net for the three months ended November 30, 2008 was $54,299 as compared to $44,932 for same period in 2007 for an increase of $9,367 or 21%. This increase in interest expense is due to additional debt.

Selling, general and administrative expenses decreased to $502,345 for the three months ended November 30, 2008 as compared to $504,510 for the three months ended November 30, 2007, a decrease of $2,165 or .4%.

The Company incurred a net consolidated loss of $264,985 for the three months ended November 30, 2008 compared to a loss of $207,577 for the three months ended November 30, 2007. The increase in the consolidated net loss is primarily due to the overall decrease in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $646,973 for the three months ended November 30, 2008 compared to $716,219 for the three months ended November 30, 2007. The machining operations provided $175,556 or 27% of net sales with parts and service providing $471,417 or 73% of net sales for the three months ended November 30, 2008 as compared to machining operations contributing $217,060 or 30% of net sales with parts and service providing $499,159 or 70% of net sales for the three months ended November 30, 2007. The overall decrease in net sales is due to downturn in the economy which has caused customers to reduce or delay orders in 2008.

Gross profit from the International Machine and Welding, Inc. was $263,580 for the three months ended November 30, 2008 compared to $336,086 for the same period in 2007 providing gross profit margins of 41% and 47%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $262,533 for the three months ended November 30, 2008 compared to $250,882 for the three months ended November 30, 2007. The decrease in selling, general and administrative expenses is due to the termination of the employee leasing company.

Interest expense, net was $36,248 for the three months ended November 30, 2008 compared to $31,943 for the same period ended 2007. The increase in interest expense, net is due to an increase in notes payable for the three months ended November 30, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $85,445 for the three months ended November 30, 2008 as compared to $55,123 for the same period in 2007. The increase in net sales is due to production of trailers started in 2008; Chariot sold 7 trailers this quarter and is now manufacturing septic tanks for a new customer.

Gross profit from Chariot was $24,469 for the three months ended November 30, 2008 providing a gross profit margin of 29% as compared to $5,601 providing a gross profit margin of 10% for the same period in 2007. The increase in gross profit and the related gross profit margin was due to the increase in sales.

Selling, general and administrative expenses were $77,377 for the three months ended November 30, 2008 as compared to $82,052 for the same period in 2007. The decrease in selling, general and administrative expenses was mainly due to a decrease in employees.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2008 AND 2007.

General

The Company’s consolidated net sales decreased to $1,921,620 for the nine months ended November 30, 2008, a decrease of $274,606 or 13%, from $2,196,226 for the nine months ended November 30, 2007. This decrease was mainly due to the current state of the economy and therefore, the customer base is cutting back on their orders.

Gross profit for the consolidated operations decreased to $793,420 for the nine months ended November 30, 2008 from $919,375 for the nine months ended November 30, 2007. Gross profit as a percentage of sales was 41% and 42% for the nine month periods ended November 30, 2008 and 2007, respectively. The decrease in gross profit margin was due to a decrease in sales of the higher gross profit margin products related to International Machine and Welding, Inc.

Consolidated interest expense, net for the nine months ended November 30, 2008 was $168,113 as compared to $136,959 for same period in 2007 for an increase of $31,153 or 23%. The increase in interest expense, net is due to the Company’s additional debt taken on during first nine months of fiscal year ended February 28, 2009.

Selling, general and administrative expenses decreased to $1,550,460 for the nine months ended November 30, 2008 as compared to $1,546,329 for the nine months ended November 30, 2007, an increase of $4,131 or .2%.

The Company incurred a net consolidated loss of $915,382 for the nine months ended November 30, 2008 compared to a loss of $763,242 for the nine months ended November 30, 2007. The increase in the consolidated net loss is primarily due to the decrease in revenue of the manufacturing segment during the nine months ended November 30, 2008. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,697,479 for the nine months ended November 30, 2008 compared to $2,052,243 for the nine months ended November 30, 2007. The machining operations provided $563,404 or 33% of net sales with parts and service providing $1,132,513 or 67% of net sales for the nine months ended November 30, 2008 as compared to machining operations contributing $681,837 or 33% of net sales with parts and service providing $1,370,405 or 67% of net sales for the nine months ended November 30, 2007. The overall decrease in net sales is due to the current state of the economy and therefore, the customer base is cutting back on their orders.

Gross profit from the International Machine and Welding, Inc. was $766,105 for the nine months ended November 30, 2008 compared to $891,104 for the same period in 2007 providing gross profit margins of 47% and 42%, respectively. The overall increase in gross profit and gross profit margin is due to a change in the product mix to increase sales with a greater contribution to the profit margin than in the prior quarter.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $745,084 for the nine months ended November 30, 2008 compared to $756,612 for the nine months ended November 30, 2007. The decrease in selling, general and administrative expenses is due to the Company not renewing the Officer’s Life Insurance policy in 2008, the termination of the employee leasing company in 2008 and the decrease in collection fees, which is the result of the decrease in revenue.

Interest expense, net was $110,243 for the nine months ended November 30, 2008 compared to $97,969 for the same period ended 2007. The increase in interest expense, net is due to an overall increase in the outstanding debt for the nine months ended November 30, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $224,141 for the nine months ended November 30, 2008 as compared to $143,983 for the same period in 2007. The increase in net sales is due to the start up of the production of trailers in 2008 and the addition of a new customer.

Gross profit from Chariot was $27,315 for the nine months ended November 30, 2008 providing a gross profit margin of 12% as compared to $28,271 providing a gross profit margin of 20% for the same period in 2007. The decrease in gross profit and the related gross profit margin was due higher cost of goods sold in 2008 for the production of the new septic tanks.

Selling, general and administrative expenses were $257,530 for the nine months ended November 30, 2008 as compared to $225,579 for the same period in 2007. The increase in selling, general and administrative expenses was mainly due to the rising cost of fuel, an increase in rent expense and an increase in marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2008 and 2007, the Company used net cash from operating activities of $328,352 and $329,216, respectively.

During the nine months ended November 30, 2008 and 2007, the Company used cash for investing activities of $11,814 and $118,415, respectively. The decrease in net cash used by investing activities is primarily due to the decrease in the acquisition of property and equipment in 2008 as compared to 2007.

During the nine months ended November 30, 2008 and 2007, the Company provided cash from financing activities of $334,999 and $435,191, respectively. The decrease in net cash provided from financing activities is due to the decrease in the proceeds from the issuance of notes payable and long term debt during the nine months ended November 30, 2008.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through November 30, 2008. As of November 30, 2008, the working capital deficit was $2,967,632. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine month period ending November 30, 2008 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2008, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On March 3, 2008, 5,339,743 shares of common stock valued at $36,310, were issued to a related party in exchange for guaranteeing a company note payable.

On March 3, 2008, 10,679,486 shares of common stock valued at $72,621, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $891,992 of notes payable. The amount of principal payments in arrears was $640,747, with an additional amount of $251,245 of interest due at November 30, 2008. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended November 30, 2008, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: February 20, 2009	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: February 20, 2009	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer