Form 10-K
period 2009-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2009-06-15
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2009

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

(863) 533-0326

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

$0.001 par value preferred stock	Over the Counter Bulletin Board
$0.002 par value common stock	Over the Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  YES    ☒  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  YES    ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  YES    ☒  NO

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, August 31, 2008 was $2,000,771.

There were 266,769,522 shares of the Registrant’s $0.002 par value common stock outstanding as of February 28, 2009.

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-K—INDEX

AMERICAN COMMERCE SOLUTIONS, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Commerce Solution, Inc.’s industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

The Company intends to expand its holdings by acquiring additional subsidiaries to facilitate its business plan while divesting itself of unprofitable operations. The current business plan has been in development since June 2000.

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

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold on the retail level. The company also provides non-warranty repairs and modification of existing Chariot Trailers. The Company has also begun manufacturing fiberglass septic tanks and other fiberglass parts under contract with Tampa Fiberglass, Inc., owned by ACS affiliates.

Subsequent to February 28, 2009, the Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to divest the company of fiberglass manufacturing operations in favor of expansion of machining, fabricating, erecting and construction operations. Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

ACQUISITIONS AND DIVESTITURES

On October 11, 2003, the Company acquired 100 percent of the outstanding common stock of Chariot Manufacturing Company, from a related party for $360,000. The acquisition was financed through the assignment of a note receivable valued at $150,000, $30,000 worth of common stock and a note payable for $180,000.

It is anticipated that the company will divest itself of Chariot Manufacturing Company during the second quarter of 2010. Terms and conditions of sale continue to be negotiated.

The company continues to seek acquisition opportunities that will complement and expand its other operations.

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

Chariot also produces fiberglass components for an affiliated company, Tampa Fiberglass, Inc.

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

Chariot’s infrastructure has allowed it to provide subcontract product manufacturing services to Tampa Fiberglass, Inc. These products are produced based upon the sales and marketing efforts of Tampa Fiberglass, Inc.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -30% of the division’s revenues in fiscal 2009 compared to 32% in fiscal 2008, while the industrial and mining industries accounted for approximately 24% and 44% in fiscal 2009 compared to 20% and 47% in fiscal 2008, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2009, three of the Company’s customers accounted for approximately 45% of total revenues. These customers were the Mosaic Company 34%, GIW/KSB Florida Service Center 6% and Central Maintenance and Welding 5%.

Fiberglass Segment

Chariot Manufacturing Company has a wide base of customers. The loss of a single customer or dealer would not have a material adverse effect on the business. The primary use of the product is to transport motorcycles. The motorcycle industry growth has been strong in recent years. Sales for the Company’s products, however, are not tied to sales of new motorcycles.

EMPLOYEES

At February 28, 2009, the Company and its subsidiaries had 21 full-time employees and the parent operation has two full time executives. The Manufacturing segment employs 14 full time employees. Chariot Manufacturing Company employs 5 full time workers.

FUTURE ACQUISITIONS

The Company remains dedicated to its basic business plan, which calls for growth through acquisition of strategic business opportunities. Discussions and negotiations continue with multiple companies.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) may contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiaries, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiaries. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” and “could” and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

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

ITEM 1A.	RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2009 of $19,402,721 and net loss to common shareholders of $1,151,785 for the year ended February 28, 2009. The Company had an accumulated deficit of $18,250,936, and net loss to common shareholders of $1,036,246 for the year ended February 29, 2008. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2009. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2009. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2009 the price of our common shares has ranged from $0.002 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2009, the balance on this note is $697,462. This note was refinanced in December 2005 for three years and has been extended for an additional year during fiscal 2009. It is anticipated that the Valrico State Bank note will be renewed for an additional three (3) years at 7% interest in June 2009.

Chariot Manufacturing Co. has its corporate offices at the International Machine and Welding facilities in Bartow, Florida. Its manufacturing operations are housed in approximately 20,000 feet of metal buildings and 12,500 square feet of canvas, moveable facilities located in Tampa, Florida. The land that the facility is housed on, approximately 4.0 acres, is under a lease /option by TGI from Steve Cook. It is anticipated that the facilities will be adequate to meet the company’s sales projections until a more permanent facility can be secured or the land is purchased to create a more permanent operation.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended February 28, 2009, the Company did not submit any matters to a vote of its security holders.

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

	Bid Prices
	High	Low
FISCAL 2009

First Quarter (March 1, 2008 through May 31, 2008)	$0.012	$0.005
Second Quarter (June 1, 2008 through August 31, 2008)	$0.01	$0.005
Third Quarter (September 1, 2008 through November 30, 2008)	$0.014	$0.003
Fourth Quarter (December 1, 2008 through February 28, 2009)	$0.008	$0.002

FISCAL 2008

First Quarter (March 1, 2007 through May 31, 2007)	$0.013	$0.008
Second Quarter (June 1, 2007 through August 31, 2007)	$0.012	$0.0085
Third Quarter (September 1, 2007 through November 30, 2007)	$0.012	$0.004
Fourth Quarter (December 1, 2007 through February 29, 2008)	$0.008	$0.005

On February 28, 2009 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.002 and there were approximately 1,204 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
	—	—
Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	362,500	$0.27	57,400

Employees Stock Incentive Plan approved by security holders	—	—	—

Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2009 and February 29, 2008. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company, which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies. These trailers are sold on the retail level. The company also provides non warranty repairs, modification of existing Chariot Trailers. Other fiberglass parts are manufactured by contract with an affiliate company, Tampa Fiberglass, Inc.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

General

The Company’s consolidated net sales decreased to $2,584,854 for the fiscal year ended February 28, 2009, a decrease of $265,914 or 9%, from $2,850,768 for the fiscal year ended February 29, 2008. This decrease was mainly due to the current state of the economy and therefore, the customer base is cutting back on their orders. The company does not expect this decrease to be a continuing trend .

Gross profit for the consolidated operations decreased to $1,097,468 for the fiscal year ended February 28, 2009 from $1,213,454 for the fiscal year ended February 29, 2008. Gross profit as a percentage of sales decreased in fiscal year 2009 to 42% from 43% in fiscal year ended 2008. The decrease in gross profit margin was due to an increase in sales in the machining operations, which has a smaller gross profit margin related to International Machine and Welding, Inc.

Consolidated interest expense in fiscal 2009 was $222,306 compared to $193,192 in fiscal 2008. The overall increase in interest expense was due to the Company increasing the amount of outstanding debt.

Selling, general and administrative expenses decreased to $2,045,443 for fiscal 2009 from $2,057,215 for fiscal 2008, a decrease of $11,772 or 1%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss of $1,151,785 for the year ended February 28, 2009 compared to a loss of $1,036,246 for the year ended February 29, 2008. The increase in the consolidated net loss is primarily due to the decrease in revenue of the manufacturing segment during the year ended February 28, 2009. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,307,666 for the fiscal year ended February 28, 2009 compared to $2,640,796 for the fiscal year ended February 29, 2008. The machining operations provided $779,924 or 34% of net sales with parts and service providing $1,527,742 or 66% of net sales for the fiscal year ended February 28, 2009 as compared to machining operations contributing $818,280 or 31% of net sales with parts and service providing $1,822,516 or 69% of net sales for the fiscal year ended February 29, 2008.

Gross profit from International Machine and Welding, Inc. was $1,060,999 for the fiscal year ended February 28, 2009 compared to $1,195,589 in fiscal 2008 providing gross profit margins of 46% and 45%, respectively. The decrease is due to the Company having higher sales in the machining operations, which has a smaller profit margin.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $1,004,857 for the fiscal year ended February 28, 2009 compared to $1,009,069 or the fiscal year ended February 29, 2008. The decrease in selling, general and administrative expenses is due to the Company controlling costs relative to sales.

Interest expense was $145,277 for the fiscal year ended February 28, 2009 compared to $138,405 for the fiscal year ended February 29, 2008. The increase in interest expense, net is due to the full year of interest expense from the Company’s additional debt that had been taken on during the year ended February 29, 2008.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Segment

The fiberglass manufacturing operation, Chariot Manufacturing Company was acquired during the year ended February 2004 and provided net sales of $277,188 for the fiscal year ended February 28, 2009 as compared to $209,972 for the fiscal year ended February 29, 2008. The increase in net sales was due to a full year of production and the addition of new customers.

Gross profit from Chariot was $36,469 for the fiscal year ended February 28, 2009 as compared to $17,864 for the fiscal year ended February 29, 2008 providing a gross profit margin of 13% and 9%, respectively. The increase in gross profit and the related gross profit margin was primarily due to the increase in customers as the Company added the production of fiberglass septic tanks to their product list.

Selling, general and administrative expenses were $329,081 for 2009 and $306,375 for 2008. The increase in selling, general and administrative expenses was due to the rising cost of fuel, an increase in rent expense and an increase in marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2009 and February 29, 2008, the Company used net cash for operating activities of $388,894 and $381,185, respectively. The decrease in use of cash is mainly due to the decrease in the net loss.

During the years ended February 28, 2009 and February 29, 2008, the Company used funds for investing activities of $5,915 and $155,897, respectively. This decrease in cash used from investing activities is mainly due to the Company having minimal acquisitions of property and equipment during the year ended February 28, 2009.

During the years ended February 28, 2009 and February 29, 2008, the Company provided cash from financing activities of $389,394 and $526,909, respectively. The decrease in net cash provided by financing activities is due to the decrease in the cash received from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2009. As of February 28, 2009, the Company had a working capital deficit of $3,026,942. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 became effective for the Company for the year ended February 28, 2009. The impact of adopting SFAS 160 on the consolidated financial statements will only apply to the extent we have business combinations in the future.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s financial statements.

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is not expected to have a material impact on the financial reporting of the Company.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 28, 2009 and February 29, 2008 and for the

Years Ended February 28, 2009 and February 29, 2008

Report of Independent Registered Public Accounting Firm

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Financial Statements

As of February 28, 2009 and February 29, 2008 and

for the Years Ended February 28, 2009 and February 29, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2009 and February 29, 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended February 28, 2009 and February 29, 2008. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2009 and February 29, 2008 and the results of its operations and its cash flows for the years ended February 28, 2009 and February 29, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,151,785 during the year ended February 28, 2009 and has an accumulated deficit of $19,402,721 and negative working capital of $3,026,942 at February 28, 2009. In addition, the Company is in default on several notes payable at February 28, 2009. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

June 12, 2009

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2009	February 29, 2008
Assets
Current assets:
Cash	$1,046	$6,461
Accounts receivable, net of allowance of $224 and $1,328, respectively	17,352	36,260
Accounts receivable, factored	50,556	57,104
Inventories	216,602	210,096
Other receivables	25,856	47,123
Other current assets	9,814	39,699

Total current assets	321,226	396,743

Property and equipment, net of accumulated depreciation of $2,801,056 and $2,630,808, respectively	4,355,252	4,702,248

Other assets	16,364
Intangible assets, net of accumulated amortization of $190,000 and $166,778, respectively		23,222

	$4,692,842	$5,122,213

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,333,255	$1,349,377
Current portion of notes payable, related party	797,697	591,336
Bank overdraft		6,571
Accounts payable; including related party balances of $272,904 and $216,158, respectively	671,608	507,290
Accrued expenses	178,523	178,377
Accrued interest	275,800	208,456
Deferred revenue	91,285	116,655

Total current liabilities	3,348,168	2,958,062

Notes payable, net of current portion	35,844	44,867
Due to stockholders	1,307,510	1,075,110

Total Liabilities	4,691,522	4,078,039

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 267,291,522 and 251,272,293 shares issued; 266,769,522 and 250,750,293 shares outstanding, respectively	534,584	502,545
Additional paid-in capital	19,144,980	19,068,088
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,402,721)	(18,250,936)

Total stockholders’ equity	1,320	1,044,174

	$4,692,842	$5,122,213

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended
	February 28, 2009	February 29, 2008
Net sales, including related party sales of $83,550 (2009)	$2,584,854	$2,850,768

Cost of goods sold	1,487,386	1,637,314

Gross profit	1,097,468	1,213,454

Selling, general and administrative expenses	2,045,443	2,057,215

Loss from operations	(947,975)	(843,761)
Other (expense) income:
Other	18,496	707
Interest expense	(222,306)	(193,192)

Total other (expense) income	(203,810)	(192,485)

Net loss	$(1,151,785)	$(1,036,246)

Net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	266,637,857	249,565,938

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2009 and February 29, 2008

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2007	239,539,317	$479,080	3,944	$3

Common shares issued for guaranty	3,272,103	6,544
Common shares issued for pledge of assets	6,544,206	13,088
Common shares issued for assignment of a note payable	1,916,667	3,833
Net loss

Balance, February 29, 2008	251,272,293	$502,545	3,944	$3

Common shares issued for guaranty	5,339,743	10,680
Common shares issued for pledge of assets	10,679,486	21,359
Amortization of loan costs
Net loss

Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Loan Costs		Total
$18,955,911	$(10,000)	$(17,214,690)	$(265,526)	$		$1,944,778

31,003						37,547
62,007						75,095
19,167						23,000
		(1,036,246)				(1,036,246)

19,068,088	(10,000)	(18,250,936)	(265,526)			1,044,174
25,630					(36,310)
51,262					(72,621)
					108,931	108,931
		(1,151,785)				(1,151,785)

$19,144,980	$(10,000)	$(19,402,721)	$(265,526)	$		$1,320

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2009 and February 29, 2008

	2009	2008
Operating activities:
Net loss	$(1,151,785)	$(1,036,246)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	391,568	417,293
Amortization of loan costs	108,931	112,642
(Gain) loss on disposal of property	(18,168)	2,202
Decrease in allowance for doubtful accounts	(1,104)	(1,296)
Decrease (increase) in:
Accounts receivables	20,012	32,430
Inventories	(6,506)	3,703
Other assets	37,521	83
Increase (decrease) in:
Accounts payable and accrued expenses	256,007	84,108
Deferred revenue	(25,370)	3,896

Net cash used by operating activities	(388,894)	(381,185)

Investing activities:
Decrease in other receivables	21,267	13,625
Proceeds from sale of assets	8,000
Acquisition of property and equipment	(35,182)	(169,522)

Net cash used by investing activities	(5,915)	(155,897)

Financing activities:
Decrease in bank overdraft	(6,571)	(4,602)
Decrease in due from factor	6,548	2,349
Proceeds from notes payable and long-term debt	393,683	602,831
Principal payments on notes payable	(236,666)	(306,069)
Increase in advances from stockholders	232,400	232,400

Net cash provided by financing activities	389,394	526,909

Net decrease in cash	(5,415)	(10,173)

Cash, beginning of year	6,461	16,634

Cash, end of year	$1,046	$6,461

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$154,962	$137,149

During the year ended February 28, 2009, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the years ended February 28, 2009 and February 29, 2008, the Company increased notes payable by $24,199 and $24,265 respectively for an accrual of interest.

During the year ended February 29, 2008, the Company issued 1,916,667 shares of common in relief of a note payable and related accrued interest, valued at $23,000.

During the years ended February 28, 2009 and February 29, 2008, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of February 28, 2009 and February 29, 2008, all of these guarantee fees have been amortized.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 18, 2009 and February 29, 2008 and for the

Years Ended February 28, 2009 and February 29, 2008

1. BACKGROUND INFORMATION

American Commerce Solutions, Inc., located and operating in West Central Florida, was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Jaque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the “Company”).

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $388,894 of cash in operations for the year ended February 28, 2009. The Company recorded losses from continuing operations of $1,151,785 and $1,036,246 for the years ended February 28, 2009 and February 29, 2008, respectively. Current liabilities exceed current assets by $3,026,942 at February 28, 2009. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $224 and $1,328 is considered adequate at February 28, 2009 and February 29, 2008, respectively. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to account for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company’s accounts receivable. The Company receives 80% of all approved invoices sold to the Factoring Company, which assumes the credit risk. Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 20%. The Company records the 80% as payment against the invoices sold and records 20% as an amount due from Factoring Company. Once the invoice exceeds 120 days outstanding, the remaining 20% of the receivable is recorded as expense.

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

Acquired identifiable intangible assets with a cost of approximately $190,000 consist of values assigned to brand recognition, customer list and web site of Chariot Manufacturing Company. These intangibles are amortized on a straight-line method over 5 years. During the years ended February 28, 2009 and February 29, 2008, approximately $23,200 and $38,000 was recognized as amortization expense related to these identifiable intangible assets. As of February 28, 2009, these intangible assets were fully amortized.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2009 and February 29, 2008, the Company incurred amortization expense of $108,931 and $112,642, respectively.

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

Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue derived from the sale of products not yet completed and delivered is deferred and recognized as revenue once the product has been delivered to the customer.

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. In accordance with SFAS No. 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value and if the carrying value is more than the fair value of the asset. At February 28, 2009 and February 29, 2008, the Company did not have any assets that it considered impaired.

The Company accounts for its share-based payment arrangements in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

In accordance with SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has elected to use the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes option model. There were no options granted during the years ended February 28, 2009 and February 29, 2008.

During 2009 and 2008, there was $0 of cash received from the exercise of stock options.

The aggregate intrinsic value of options outstanding and exercisable at February 28, 2009, based on the Company’s closing stock price of $0.002 as of the last business day of the year ended February 28, 2009, which would have been received by the optionees had all options been exercised on that date was $0. There were no options exercised during the years ended February 28, 2009 and February 29, 2008.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. The adoption of FIN 48 did not have a material impact to the Company’s financial statements.

The Company records stock as issued at the time consideration is received or the obligation is incurred.

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock to be issued upon conversion of preferred stock, convertible debt and common stock options has not been included in dilutive earnings per share due to the Company’s losses and their anti-dilutive effect.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes the principles and requirements for how an acquirer: 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; 2) in a business combination achieved in stages, sometimes referred to as a step acquisition, recognizes the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values; 3) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS 141R establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R will have an impact on our accounting for future business combinations; however, the materiality of that impact cannot be determined.

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). This new standard will significantly change the accounting for and reporting of non-controlling (minority) interests in consolidated financial statements. SFAS 160 became effective for the Company for the year ended February 28, 2009. The impact of adopting SFAS 160 on the consolidated financial statements will only apply to the extent we have business combinations in the future.

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s financial statements.

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is not expected to have a material impact on the financial reporting of the Company.

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

4. ACCOUNTS RECEIVABLE, FACTORED

During the year ended February 28, 2009 and February 29, 2008, the Company factored receivables of approximately $1,766,459 and $1,942,662, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $65,100 and $69,300 during the years ended February 28, 2009 and February 29, 2008, respectively. As of February 28, 2009 and February 29, 2008, certain customers had remitted $2,799 and $16,237, respectively, to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2009	February 29, 2008
Work-in process	$27,197	$15,941
Finished goods	176,167	184,587
Raw materials	13,238	9,568

Total inventories	$216,602	$210,096

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2009	February 29, 2008
Land	$186,045	$186,045
Building and improvements	2,738,912	2,797,268
Machinery and equipment	3,754,913	3,696,831

Office furniture and equipment	95,717	91,756
Trucks and automobiles	201,960	382,395
Equipment held for lease	178,761	178,761

	7,156,308	7,333,056
Less accumulated depreciation	2,801,056	2,630,808

	$4,355,252	$4,702,248

Depreciation expense for the years ended February 28, 2009 and February 29, 2008 was $368,346 and $379,293, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets:

	February 28, 2009		February 29, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Web Site	$86,125	$86,125	$86,125	$75,599
Brand Recognition	59,455	59,455	59,455	52,188
Customer List	44,420	44,420	44,420	38,991

	$190,000	$190,000	$190,000	$166,778

Amortization expense for the years ended February 28, 2009 and February 29, 2008 was $23,222 and $38,000.

8. NOTES PAYABLE

Notes payable consist of:

	February 28, 2009	February 29, 2008
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697	31,697
Note payable; 14.66% interest; monthly payments of principal and interest of $278; due October 18, 2008; collateralized by equipment		2,108
Note payable; related party; no interest; past maturity, unsecured	29,304	29,304
Note payable; related party; 12% interest; due on demand; unsecured	63,928	72,147
Notes payable; related party; interest payable in the amount of $1,000; due on demand; unsecured	5,850	5,850
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 10% discount per share	48,000	48,000
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	49,500	49,500
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	58,448	60,000
Note payable; related party; 8% interest; due on demand, unsecured	13,936	13,936
Note payable; related party; 15% interest; due on demand; unsecured	90,555	67,021
Note payable; related party; 10% interest; due on demand; unsecured	9,654	9,654
Note payable; related party; no interest; past maturity; unsecured	20,205	20,205
Note payable; related party; 18% interest; due on demand; unsecured		570
Note payable; related party; 18% interest; due on demand; unsecured	59,195	59,195
Note payable; related party; 15% interest; due on demand; unsecured	28,227	24,416
Notes payable; related party; 15% interest; due on demand; unsecured	24,534	25,650
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000	10,000

Note payable; related party; 6.50% interest; due September 2009; secured by vehicle	3,560	9,312
Note payable; related party; 15% interest; due on demand; unsecured		300
Note payable; related party; 15% interest; due on demand; unsecured	37,382	30,582
Note payable; related party; 15% interest; due on demand; unsecured	17,375	17,375
Note payable; related party; 12% interest; due on demand; unsecured	6,000	6,000
Note payable; related party; 8% interest; due on demand; unsecured	7,600	5,000
Note payable; related party; 15% interest; past maturity; unsecured	3,761	13,189
Note payable; 13.70% interest; monthly principle and interest payments of $1,490; due February 12, 2009; secured by a vehicle		15,231
Note payable; related party; 10% interest; due on demand; unsecured	138,283	18,800
Note payable; 20% interest; due on demand; unsecured	13,000	13,000
Note payable; 8.5% interest; due March 9, 2022; secured by trailer	27,842	28,804
Note payable; 10.99% interest; matures December 14, 2011; secured by a 16 foot enclosed trailer	15,358	18,375
Note payable; related party; 7% interest; due on demand; unsecured		8,392
Note payable; related party; 10% interest; due March 22, 2009; unsecured	5,000
Note payable; related party; 25% interest; due on demand; unsecured	20,000
Note payable; related party; 8% interest; due on demand; unsecured	13,000
Note payable; related party; 8% interest; due one year from date of issue beginning October 14, 2009; unsecured, convertible into common stock at a 15% discount per share	34,500
Note payable; related party; 8% interest; due on demand; unsecured	9,900
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; past maturity	388,449	364,750
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $6,756; collateralized by fixed assets, key man life insurance policy and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due April 2009	697,462	721,926

	2,166,796	1,985,580
Less current portion	(2,130,952)	(1,940,713)

	$35,844	$44,867

As of February 28, 2009, the notes payable listed above include $668,707, which are currently in default.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2010	$2,130,952
2011	6,610
2012	6,345
2013	1,819
2014	1,980
Thereafter	19,090

$2,166,796

At February 28, 2009 and February 29, 2008, the above notes payable to related parties in the amount of $797,697 and $591,336, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

9. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2009, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $1,357,463 and $1,053,102 at February 28, 2009 and February 29, 2008, respectively. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2009 and February 29, 2008, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

10. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2009 and February 29, 2008, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2009 and February 29, 2008, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2009 and February 29, 2008, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2007	362,500	0.27
Granted	0
Exercised	0
Expired, forfeited	0
Options outstanding, February 29, 2008	362,500	0.27
Granted	0
Exercised	0
Expired, forfeited	0
Options outstanding, February 28, 2009	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2009:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	3.29 years	$0.27	3.29 years	362,500	$0.27

11. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2009, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $30,028,300. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2009	February 29, 2008
Unused operating loss carryforwards	$7,236,700	$7,318,700
Excess depreciation for tax purposes over the amount for financial reporting purposes	(1,044,800)	(1,042,500)
Deferred compensation	492,000
Write down in the value of investment	2,900
Other	26,200	17,600

	6,713,000	6,291,600
Valuation allowance	(6,713,000)	(6,291,600)

	$0	$0

The valuation allowance increased by $258,400 during the year ended February 28, 2009. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2009 and February 29, 2008:

	2009	2008
Statutory benefit	$(391,600)	$(352,300)
State tax benefit, net of federal effect	(41,200)	(37,000)
Nondedecutible expenses	4,300	4,500
Other	7,100
Expiration of net operating loss carryforwards	163,000	286,400
Increase in deferred income tax valuation allowance	258,400	98,400

	$0	$0

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

12. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2009 and February 29, 2008, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2009 and February 29, 2008, totaled $1,307,510 and $1,075,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

During the years ended February 28, 2009 and February 29, 2008, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of February 28, 2009 and February 29, 2008, all of these guarantee fees have been amortized.

During the year ended February 28, 2009, the Company sold fiberglass products totaling $83,550 to Tampa Fiberglass, Inc., a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. SEGMENT INFORMATION

The Company has two reportable segments during 2009 and 2008, manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2009 and February 29, 2008 the Company has included segment reporting.

For the year ended February 28, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,307,666	277,188	0	2,584,854
Interest expense	$145,277	30,216	46,813	222,306

Depreciation	$252,703	115,243	403	368,349

Net (loss)	$(70,960)	(322,505)	(758,320)	(1,151,785)

Property and equipment, net of accumulated depreciation	$3,732,570	622,682		4,355,252

Segment assets	$4,000,705	673,285	18,852	4,692,842

For the year ended February 29, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
Revenue	$2,640,796	209,972	0	2,850,768

Interest expense	$138,405	25,016	29,771	193,192

Depreciation	$267,737	110,866	690	379,293

Net (loss)	$48,330	(312,827)	(771,749)	(1,036,246)

Property and equipment, net of accumulated depreciation	$3,974,876	726,969	403	4,702,248

Segment assets	$4,293,641	787,379	41,193	5,122,213

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers ,as well as other parts manufacture by contract.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 28, 2009, the construction industry accounted for approximately 30% of the segment’s revenues, while the industrial and mining industries accounted for approximately 24% and 44%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, during the year ended February 28, 2009, three of the Company’s customers accounted for approximately 45% of total revenues. These customers were the Mosaic Company 34%, GIW/KSB Florida Service Center 6% and Central Maintenance and Welding 5%. During the year ended February 29, 2008, three of the Company’s customers accounted for approximately 48% of total revenues. These customers were the Mosaic Company 36%, Bul-Head Corporation 6% and Marden Industries 6%.

14. SUBSEQUENT EVENT.

Subsequent to February 28, 2009, the Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to divest the Company of the fiberglass manufacturing operations in favor of expansion of manufacturing, fabricating, erecting and construction operations. The following are the assets and liabilities of the fiberglass segment at February 28, 2009:

Accounts receivable and other current assets	$17,973
Inventory	$32,630
Property and equipment, net of accumulated depreciation	$622,682
Accounts payable and accrued expenses	$277,880
Deferred revenue	$91,285
Notes payable	$324,603

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A(T).	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending February 28, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after February 28, 2009.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2009 under the criteria set forth in the Internal Control—Integrated Framework.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	74	Chairman of the Board and Director

Frank D. Puissegur	50	Chief Financial Officer and Director

Daniel L. Hefner	58	Chief Executive Officer, President and Director

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

Mr. Hefner has been President of the Company since September 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as Vice President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past eighteen years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur and Robert Maxwell. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. The board of directors has determined that due to the death of Mr. Andrew Mueller (previous member), the audit committee does not have an independent “financial expert”; as such term is defined under federal securities law.

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past three fiscal years of the Company’s Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the “ Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Daniel Hefner, President and Chief Executive Officer	2009 2008	150,000 150,000	— —	— —	— —

Robert Maxwell, Chairman of the Board	2009 2008	150,000 150,000	— —	— —	— —	— —

Both Hefner and Maxwell were compensated over $100,000 for fiscal years 2009 and 2008.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2009, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2009, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2009, the Company has no options available for future issuance under this plan.

At February 28, 2009, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2009 and February 29, 2008 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2009, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2009, the number of stock options held on February 28, 2009 and the realizable gain of stock options that are “in-the-money.”

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Shares Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	200	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	200	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2009 of $0.002 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	84,247,519	31.52%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000.0037	%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	28,632,838	10.7%

All Directors and Executive Officers as a Group (3 persons)(5)		42.2237%

(**)	Less than 1%

(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or to direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2)	In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes (a) 348,360 shares of Common Stock held by his spouse Barbara Maxwell, (b) 83,899,159 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2009 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	29.58%
Frank Puissegur	*
Daniel L. Hefner (2)	3.89%
All directors and executive officers as a group (3 persons)	34.31%
International Commerce and Finance (4)	29.27%

*	Less than 1%

(1)	Based upon 267,291,522 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2)	Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 12,413,609 shares of Common Stock.
(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 83,899,159 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 69,970,153 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended February 28, 2009 and February 29, 2008, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2009 totaled $1,307,510. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the years ended February 28, 2009 and February 29, 2008, the Company issued 16,019,229 and 9,816,309 shares of common stock to a related party and related company, respectively, valued at $108,931 and $112,642, respectively, in exchange for guarantees of a note payable. As of February 28, 2009 and February 29, 2008, all of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVCIES

Audit Fees

During 2009 and 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $68,000 and $52,000 for audit and review fees associated with our 10-K and 10-Q filings.

Non-Audit related fees

None

Tax Fees

During 2009 and 2008 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $4,500 and $4,500 to prepare our federal and state tax returns.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered
3.1	Certificate of Incorporation of the Registrant, As amended as filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the Registrant’s January 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital Associates, Inc., as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486 Placement	N/A

4.5	Form of Warrant of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.6	Securities Purchase Agreement dated April 9, 1998, as filed with the Registrant’s Form 10KSB on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred Stock, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.8	Stockholders’ Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred Stock, as filed with the Registrant’s Form 10-KSB on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock, As filed with the Registrant’s Form 10-KSB on June 12, 2000	N/A

4.14	Amendment to the Articles of Incorporation of JD American Workwear, Inc. for name change to American Commerce Solutions, Inc. and the increase in authorized shares, as filed with the Registrant’s Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith, As filed with Registrant’s Form 10-KSB on July 19, 2001	N/A

10.3	Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham, As filed with Registrant’s Form 10-KSB on June 12, 2000 N/A

10.6	Consulting Agreement with Richard Sullivan, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc., As filed with Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and Patina Corporation, as filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene January 1, 2001, as filed with Registrant's Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement between Registrant and David N. Debaene June 1, 2001, as filed with Registrant's Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant and Rhode Island truck and Equipment, Corp. October 31, 2001, as filed with Registrant's Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner dated June 1, 2000, as filed with the Registrant’s Form 10-KSB on May 27, 2004	N/A

14	Code of Ethics, As filed with the Registrant’s Form 10-QSB on May 27, 2004	N/A

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 14, 2009	By: /s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: June 14, 2009	By: /s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer