Form 10-Q
period 2009-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2009-07-20
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO.

There were 266,769,522 shares of the Registrant’s $0.002 par value common stock outstanding as of July 13, 2009.

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31, 2009 (unaudited)	February 28, 2009
Assets
Current assets:
Cash	$28,136	$1,046
Accounts receivable, net of allowance of $0 and $224, respectively	21,340	17,352
Accounts receivable, factored	38,030	50,556
Inventory	179,229	216,602
Other receivables	23,980	25,856
Prepaid expenses and other current assets		9,814
Assets to be disposed of	681,023

Total current assets	971,738	321,226

Property and equipment, net of accumulated depreciation of $2,327,630 and $2,801,056, respectively	3,658,181	4,355,252

Other assets:
Other assets	16,364	16,364

	$4,646,283	$4,692,842

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of notes payable	$1,314,053	$1,333,255
Current portion of notes payable, related parties	554,487	797,697
Bank overdraft	11,918
Accounts payable, including amounts due to related parties of $119,455 and $272,904, respectively	429,348	671,608
Accrued expenses	124,429	178,523
Accrued interest	251,769	275,800
Deferred revenue	1,730	91,825
Liabilities to be disposed of	804,587

Total current liabilities	3,492,321	3,348,168

Due to stockholders	1,365,610	1,307,510
Notes payable, net of current portion		35,844

	4,857,931	4,691,522

Stockholders’ equity (deficit):
Preferred stock, total authorized 5,000,000 shares:	3	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 267,291,522 and 267,291,522 shares issued; 266,769,522 and 266,769,522 shares outstanding, respectively	534,584	534,584
Additional paid-in capital	19,144,980	19,144,980
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,615,689)	(19,402,721)

Total stockholders’ equity (deficit)	(211,648)	1,320

	$4,646,283	$4,692,842

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended May 31,
	2009	2008
Net sales	$635,693	$509,876

Cost of goods sold	317,713	274,406

Gross profit	317,980	235,470

Selling, general and administrative expenses	412,238	462,759

Loss from operations	(94,258)	(227,289)

Other income (expense):
Other	(410)	9,597
Interest expense	(48,144)	(51,716)

Total other expense	(48,554)	(42,119)

Loss from continuing operations before income tax	(142,812)	(269,408)

Income taxes	—	—

Loss from continuing operations	(142,812)	(269,408)

Discontinued operations
Loss from operation of discontinued fiberglass division (net of tax)	(70,156)	(96,559)

Net loss available to common stockholders	$(212,968)	$(365,967)

Net loss per common share from continuing operations	$(.00)	$(.00)

Net loss per common share from discontinued operations	$(.00)	$(.00)

Weighted average number of common shares outstanding	266,759,522	266,247,156

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Three Months Ended May 31, 2009 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Net loss (unaudited)

Balance, May 31, 2009 (unaudited)	267,291,522	$534,584	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,144,980	$(10,000)	$(19,402,721)	$(265,526)	$1,320
		(212,968)		(212,968)

$19,144,980	$(10,000)	$(19,615,689)	$(265,526)	$(211,648)

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended May 31,
	2009	2008
Operating activities:
Net loss	$(212,968)	$(365,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	88,083	101,336
Amortization of stock issued for services		27,233
Loss (gain) on sale of equipment	410	(10,168)
Increase (decrease) in allowance for doubtful accounts	224	577
(Increase) decrease in:
Accounts receivables	(4,212)	25,470
Inventory	3,678	(16,319)
Other assets	(27,680)	9,820
Increase (decrease) in:
Accounts payable and accrued expenses	26,628	77,760
Deferred income	18,787	2,297

Net cash used by operating activities	(107,050)	(147,961)

Investing activities:
Decrease (increase) in other receivables	(12,880)	7,415
Proceeds from sale of property and equipment	13,500
Acquisition of property and equipment		(10,903)

Net cash provided (used) by investing activities	620	(3,488)

Financing activities:
Increase (decrease) in bank overdraft	12,501	9,643
Decrease in due from factor	12,526	15,641
Proceeds from notes payable and long-term debt	76,724	127,516
Principal payments on notes payable	(26,331)	(62,803)
Increase in due to stockholders	58,100	58,100

Net cash provided by financing activities	133,520	148,097

Net increase (decrease) in cash	27,090	(3,352)

Cash, beginning of period	1,046	6,461

Cash, end of period	$28,136	$3,109

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$26,825	$39,757

During the three months ended May 31, 2008, the Company issued 16,019,229 shares of common stock to a related party and related company valued at $108,931, in exchange for guarantees of a note payable. As of May 31, 2008, $27,233 of these guaranty fees have been amortized.

During the three months ended May 31, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the three months ended May 31, 2009 and 2008, the Company increased notes payable by $6,099 and $6,610, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2009 and for the

Three Months Ended May 31, 2009 and 2008

(unaudited)

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

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc.. Chariot is currently being classified as a discontinued operation, see note 9.

2. Stock Based Compensation

At May 31, 2009, the Company has two stock-based employee compensation plans, all of which have been approved by the shareholders.

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

In accordance with SFAS 123R, companies may choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company has elected to use the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2009 and 2008.

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

3. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $107,000 of cash in operations for the three months ended May 31, 2009. The Company recorded losses from continuing operations of approximately $143,000 for the three months ended May 31, 2009. Current liabilities exceed current assets by approximately $2,520,583 at May 31, 2009. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2009 and 2008, (b) the financial position at May 31, 2009, and (c) cash flows for the three month periods ended May 31, 2009 and 2008, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2009. The results of operations for the three month period ended May 31, 2009 are not necessarily indicative of those to be expected for the entire year.

5. Accounts Receivable, Factored

During the three months ended May 31, 2009, the Company factored receivables of approximately $439,800. In connection with the factoring agreement, the Company incurred fees of approximately $18,000 during the three months ended May 31, 2009. As of May 31, 2009 and February 28, 2009, certain customers had remitted $6,263 and $2,799, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

6. Inventories

Inventories consist of the following:

	May 31, 2009	February 28, 2009
Work-in process	$7,451	$27,197
Raw materials		13,238
Finished goods	171,778	176,167

Total inventories	$179,229	$216,602

7. Segment Information

The Company has two reportable segments during 2009 and 2008; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2009 and 2008 the Company has included segment reporting. As of May 31st 2009, the Company has classified the fiberglass segment as a discontinued operation, see note 9.

For the three months ended May 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$635,693	$57,834			$693,527
Interest expense, net	$36,411	$8,524		$11,733	$56,668
Depreciation	$60,479	$27,604	$		$88,083
Net income (loss)	$45,074	$(70,156)		$(187,886)	$(212,968)
Property and equipment, net of accumulated depreciation	$3,658,181	$595,078	$		$4,253,259

For the three months ended May 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
		(discontinued operation)
Revenue	$509,876	$50,232		$560,108
Interest expense, net	$35,423	$6,187	$16,113	$57,723
Depreciation and amortization	$63,024	$38,140	$172	$101,336
Net loss	$(34,597)	$(96,556)	$(234,814)	$(365,967)
Property and equipment, net of accumulated depreciation	$3,900,653	$706,600	$230	$4,607,483

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

8. Related Party Transactions

During the three months ended May 31, 2009 and 2008, two executives who are stockholders of the Company deferred approximately $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2009 and February 28, 2009, totaled $1,365,610 and $1,307,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

During the three months ended May 31, 2009, the Company sold fiberglass products totaling $30,575 to Tampa Fiberglass, Inc. a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

During the three months ended May 31, 2008 the Company issued 16,019,229 shares of common stock to a related party and a related company valued at $108,931 in exchange for a guarantee of a note payable.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. Discontinued Operations

During the three months ended May 31, 2009, the Board of Directors of American Commerce Solutions, Inc. has determined that it will seek to divest the Company of the fiberglass manufacturing operations in favor of expansion of manufacturing, fabricating, erecting and construction operations. The Company has entered into discussions with a related party to purchase the fiberglass manufacturing operations; however, they are awaiting the receipt of a valuation of assets before determining a purchase price and execution of the documents. The following are the assets and liabilities of the fiberglass segment at May 31, 2009:

Accounts receivable and other current assets	$52,250
Inventory	33,695
Property and equipment, net of accumulated depreciation	595,078

Assets to be disposed of	$681,023

Accounts payable and accrued expenses	$341,497
Deferred revenue	108,342
Notes payable	354,748

Liabilities to be disposed of	$804,587

10. Subsequent event

Refinancing of Note Payable

The Company has entered into a refinancing agreement with a financial institution to refinance $692,516 at 7% interest. The note is due on demand of the lenders option and is therefore classified as current in the accompanying financial statements. If demand is not made, monthly payments of principle and interest of $6,610 are due through April 30, 2012. The note is secured by all of the Company’s fixed assets, key man life insurance policy and 1,000,000 shares of the Company’s common stock.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2009 and 2008. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the three months ended May 31, 2009 and 2008. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary, International Machine and Welding, Inc., generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining.. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 38,000 square foot structure owned by International Machine and Welding, Inc.

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers. Chariot is currently being classified as a discontinued operation, as the company seeks to divest itself of this segment.

COMPARISON OF THE RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2009 AND 2008.

General

The Company’s consolidated net sales increased to $635,693 for the three months ended May 31, 2009, an increase of $125,817 or 25%, from $509,876 for the three months ended May 31, 2008. The overall increase in net sales is due to a significant increase in sales in the manufacturing operation through the addition of new customers.

Gross profit for the consolidated operations increased to $317,980 for the three months ended May 31, 2009 from $235,470 for the three months ended May 31, 2008. Gross profit as a percentage of sales was 50% and 46% for the three month periods ended May 31, 2009 and 2008, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended May 31, 2009 was $48,144 as compared to $51,716 for same period in 2008 for a decrease of $3,572 or 7%.

Selling, general and administrative expenses decreased to $412,238 for the three months ended May 31, 2009 as compared to $462,759 for the three months ended May 31, 2008, a decrease of $50,521 or 11%.

The Company incurred a net consolidated loss from continuing operations of $142,812 for the three months ended May 31, 2009 compared to a loss of $269,408 for the three months ended May 31, 2008. The decrease in the consolidated net loss from continuing operations is primarily due to the overall increase in revenues. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $635,693 for the three months ended May 31, 2009 compared to $509,876 for the three months ended May 31, 2008. The machining operations provided $194,544 or 31% of net sales with parts and service providing $441,149 or 69% of net sales for the three months ended May 31, 2009 as compared to machining operations contributing $196,683 or 39% of net sales with parts and service providing $313,193 or 61% of net sales for the three months ended May 31, 2008. The overall increase in net sales is due to an increase in new customer accounts, which has increased sales significantly.

Gross profit from the International Machine and Welding, Inc. was $317,980 for the three months ended May 31, 2009 compared to $235,470 for the same period in 2008 providing gross profit margins of 50% and 46%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $236,085 for the three months ended May 31, 2009 compared to $244,297 for the three months ended May 31, 2008.

Interest expense, net was $36,411 for the three months ended May 31, 2009 compared to $35,423 for the same period ended 2008. The increase in interest expense, net is due to an increase in notes payable for the three months ended May 31, 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $57,834 for the three months ended May 31, 2009 as compared to $50,232 for the same period in 2008. The increase in net sales is due to the addition of new customers.

Gross profit from Chariot was $13,573 for the three months ended May 31, 2009 providing a gross profit margin of 23% as compared to ($130) providing a gross profit margin of 0% for the same period in 2008. The increase in gross profit and the related gross profit margin was due to the addition of new customers, who are purchasing products that have a higher gross profit margin.

Selling, general and administrative expenses were $75,197 for the three months ended May 31, 2009 as compared to $90,044 for the same period in 2008. The decrease in selling, general and administrative expenses was mainly due to the Company moving its operations to a new location that is owned by a related party. The related party is not requiring the Company to pay rent. Also, the intangible assets were fully amortized during prior periods, and therefore there was no amortization expense during this quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2009 and 2008, the Company used net cash from operating activities of $107,050 and $147,961, respectively.

During the three months ended May 31, 2009 and 2008, the Company used cash for investing activities of $620 and $(3,488), respectively. The increase in net cash provided by investing activities is primarily due to the sale of property and equipment in 2009.

During the three months ended May 31, 2009 and 2008, the Company provided cash from financing activities of $133,520 and $148,097, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the three months ended May 31, 2009.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through May 31, 2009. As of May 31, 2009, working capital deficit was $2,520,583. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending May 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after May 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended May 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $853,186 of notes payable. The amount of principal payments in arrears was $579,057, with an additional amount of $274,129 of interest due at May 31, 2009. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended May 31, 2009, The Company did not submit any matters to a vote of its security holders.

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits –

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K – None

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 20, 2009	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: July 20, 2009	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer