Form 10-Q
period 2009-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2009-10-20
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

There were 283,396,566 shares of the Registrant’s $0.002 par value common stock outstanding as of October 14, 2009.

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31, 2009 (unaudited)	February 28, 2009
Assets
Current assets:
Cash	$15,199	$1,046
Accounts receivable, net of allowance of $0 and $224, respectively	32,013	17,352
Accounts receivable, factored	37,942	50,556
Inventory	202,838	216,602
Notes receivable, related party, net of unamortized discounts of $86,721	1,193,546
Other receivables	19,000	25,856
Due from related party	297,704
Prepaid expenses and other current assets		9,814

Total current assets	1,798,242	321,226

Property and equipment, net of accumulated depreciation of $2,106,662 and $2,801,056, respectively	3,349,830	4,355,252

Other assets:
Other assets	12,873	16,364

	$5,160,945	$4,692,842

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,335,583	$1,333,255
Current portion of notes payable, related parties	589,037	797,697
Bank overdraft	10,146
Accounts payable, including amounts due to related parties of $120,192 and $272,904, respectively	400,321	671,608
Accrued expenses	144,488	178,523
Accrued interest	272,668	275,800
Deferred revenue		91,825

Total current liabilities	2,752,243	3,348,168

Due to stockholders	1,423,710	1,307,510
Notes payable, net of current portion		35,844

	4,175,953	4,691,522

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3	3

Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 283,918,566 and 267,291,522 shares issued; 283,396,566 and 266,769,522 shares outstanding, respectively	567,838	534,584
Additional paid-in capital	19,180,977	19,144,980
Prepaid loan costs paid with common stock	(57,710)
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,430,590)	(19,402,721)

Total stockholders’ equity	984,992	1,320

	$5,160,945	$4,692,842

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Net sales	$549,477	$540,630	$1,185,170	$1,050,506

Cost of goods sold	277,114	277,566	594,827	551,972

Gross profit	272,363	263,064	590,343	498,534

Selling, general and administrative expenses	395,544	405,204	807,782	867,963

Loss from operations	(123,181)	(142,140)	(217,439)	(369,429)

Other income (expense):
Other	(13,242)	555	(13,652)	10,152
Interest expense, net	(17,650)	(48,360)	(65,794)	(100,076)

Total other (expense)	(30,892)	(47,805)	(79,446)	(89,924)
Loss from continuing operations before income tax	$(154,073)	$(189,945)	$(296,885)	$(459,353)
Income taxes	—	—	—	—

Loss from continuing operations	$(154,073)	$(189,945)	$(296,885)	$(459,353)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	1,339,172		1,339,172
Loss from operation of discontinued fiberglass division (net of tax)		(94,485)	(70,156)	(191,044)

	1,339,172	(94,485)	1,269,016	(191,044)
Net income (loss) available to common stockholders	1,185,099	(284,430)	972,131	(650,397)

Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Net income (loss) per common share from discontinued operations	$.00	$(.00)	$.00	$(.00)

Weighted average number of common shares outstanding	277,422,518	266,759,522	272,101,020	266,508,339

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended August 31, 2009 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Common shares issued for guaranty (unaudited)	8,313,522	16,627
Common shares issued for pledge of assets (unaudited)	8,313,522	16,627

Amortization of loan costs (unaudited)

Net income (unaudited)

Balance, August 31, 2009 (unaudited)	283,918,566	$567,838	3,944	$3

Additional Paid-In Capital	Loan Costs	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total

$19,144,980		$(10,000)	$(19,402,721)	$(265,526)	$1,320
17,998	(34,625)
17,999	(34,626)
	11,541				11,541
			972,131		972,131

$19,180,977	(57,710)	$(10,000)	$(18,430,590)	$(265,526)	$984,992

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31
	2009	2008
Operating activities:
Net income (loss)	$972,131	$(650,397)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	143,204	202,858
Amortization of stock issued for services	11,541	54,466
Amortization of discount on notes receivable	(29,187)
Loss (gain) on sale of equipment	13,719	(10,168)
Gain on sale of fiberglass division	(1,339,172)
(Increase) decrease in allowance for doubtful accounts	224	(480)
(Increase) decrease in:
Accounts receivables	(14,885)	2,034
Inventory	(19,931)	(11,974)
Other assets	(30,723)	9,640
Increase (decrease) in:
Accounts payable and accrued expenses	44,659	134,854
Deferred income	17,057	(8,898)

Net cash used by operating activities	(231,363)	(278,065)

Investing activities:
(Increase) decrease in other receivables	(7,900)	406
Proceeds from sale of property and equipment	13,500
Acquisition of property and equipment		(13,588)

Net cash provided/(used) by investing activities	5,600	(13,182)

Financing activities:
Increase in bank overdraft	10,729	11,096
Decrease in accounts receivable, factored	12,614	6,865
Proceeds from notes payable and long-term debt	133,524	280,591
Principal payments on notes payable	(33,151)	(124,821)
Increase in due to stockholders	116,200	116,200

Net cash provided by financing activities	239,916	289,931

Net increase (decrease) in cash	14,153	(1,316)

Cash, beginning of period	1,046	6,461

Cash, end of period	$15,199	$5,145

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$32,698	$79,066

During the six months ended August 31, 2009, the Company sold the stock and assets of the Fiberglass subsidiary to Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass Subsidiary and a shareholder of the Company, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities.

During the six months ended August 31, 2009, the Company sold property and equipment valued at $253,230 to PAC for a one year, non-interest bearing, term note of $263,940, which may be settled in cash or stock.

During the six months ended August 31, 2009 and 2008, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of August 31, 2009 and 2008, $11,541 and $54,466, respectively, of these guaranty fees have been amortized.

During the six months ended August 31, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the six months ended August 31, 2009 and 2008, the Company increased notes payable by $12,198 and $12,199, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of August 31, 2009 and for the

Three and Six Months Ended August 31, 2009 and 2008

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

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc. Effective June 1, 2009, Chariot was sold and is classified as a discontinued operation, see note 10.

2. Recent Accounting Pronouncements

Recent Accounting Pronouncements

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 has not had a material impact on the financial reporting of the Company.

In accordance with SFAS 165, the Company has evaluated subsequent events through October 20, 2009, the date of issuance of the Financial Statements. During the period from September 1, 2009 to October 20, 2009, the Company did not have any material recognizable subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on July 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of August 31, 2009 and for the

Three and Six Months Ended August 31, 2009 and 2008

(unaudited)

interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending November 30, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present financial statements.

3. Stock Based Compensation

At August 31, 2009, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

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

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended August 31, 2009 and 2008.

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

4. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $231,400 of cash in operations for the six months ended August 31, 2009. The Company recorded losses from continuing operations of approximately $297,000 for the six months ended August 31, 2009. Current liabilities exceed current assets by approximately $954,000 at August 31, 2009. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of August 31, 2009 and for the

Three and Six Months Ended August 31, 2009 and 2008

(unaudited)

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

5. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2009 and 2008, (b) the financial position at August 31, 2009, and (c) cash flows for the six month periods ended August 31, 2009 and 2008, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2009. The results of operations for the three and six month periods ended August 31, 2009 are not necessarily indicative of those to be expected for the entire year.

6. Accounts Receivable, Factored

During the three and six months ended August 31, 2009, the Company factored receivables of approximately $414,300 and $854,100, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $15,000 and $33,000 during the three and six months ended August 31, 2009. As of August 31, 2009 and February 28, 2009, certain customers had remitted $600 and $2,799, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Inventory

Inventory consists of the following:

	August 31, 2009	February 28, 2009
Work-in process	$14,766	$27,197
Raw materials		13,238
Finished goods	188,072	176,167

Total inventory	$202,838	$216,602

8. Segment Information

The Company has two reportable segments during 2009 and 2008; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and six months ended August 31, 2009 and 2008 the Company has included segment reporting. As of August 31, 2009, the Company has classified the fiberglass segment as a discontinued operation, see note 10.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of August 31, 2009 and for the

Three and Six Months Ended August 31, 2009 and 2008

(unaudited)

For the three months ended August 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$549,477	$			$549,477
Interest expense (income), net	$34,761	$		$(17,111)	$17,650
Depreciation	$55,121	$	$		$55,121
Net income	$9,070	$		$1,176,029	$1,185,099
Property and equipment, net of accumulated depreciation	$3,3,49,830	$	$		$3,349,830

For the six months ended August 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,185,170	$57,834			$1,243,004
Interest expense	$71,172	$8,704		$(5,378)	$74,498
Depreciation and amortization	$115,600	$27,604	$		$143,204
Net income	$54,144	$(70,156)		$988,143	$972,131

For the three months ended August 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
		(discontinued operation)
Revenue	$540,630	$88,464		$629,094
Interest expense, net	$38,572	$7,551	$9,968	$56,091
Depreciation and amortization	$62,869	$38,480	$173	$101,522
Net loss	$(13,243)	$(94,504)	$(176,683)	$(284,430)
Property and equipment, net of accumulated depreciation	$3,837,784	$680,304	$58	$4,518,146

For the six months ended August 31, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
		(discontinued operation)
Revenue	$1,050,506	$138,696		$1,189,202
Interest expense	$73,995	$13,738	$26,081	$113,814
Depreciation and amortization	$125,893	$76,620	$345	$202,858
Net loss	$(47,840)	$(191,060)	$(411,497)	$(650,397)

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

9. Related Party Transactions

During the six months ended August 31, 2009 and 2008, two executives who are stockholders of the Company deferred approximately $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at August 31, 2009 and February 28, 2009, totaled $1,423,710 and $1,307,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of August 31, 2009 and for the

Three and Six Months Ended August 31, 2009 and 2008

(unaudited)

During the three and six months ended August 31, 2009, the Company sold fiberglass products totaling $0 and $30,575, respectively, to Tampa Fiberglass, Inc. a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

During the six months ended August 31, 2009 and 2008, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of August 31, 2009 and 2008, $11,541 and $54,466, respectively, of these guaranty fees have been amortized.

During the six months ended August 31, 2009, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

10. Discontinued Operations

During the quarter ended May 31, 2009, the Board of Directors of American Commerce Solutions, Inc. determined to divest the Company of the fiberglass manufacturing operations in favor of expansion of manufacturing, fabricating, erecting and construction operations. The Company has completed negotiations with a related party to purchase the fiberglass manufacturing operations

On September 29, 2009, American Commerce Solutions, Inc. (“ACS”) entered into an agreement with Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass subsidiary and a shareholder of the Company, to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities. The transaction resulted in a gain on the sale of $1,339,172, which has been recorded in the statement of operations as Gain on the Sale of Discontinued Operations. A discount of $91,891 for imputed interest was recorded against the note receivable and is being amortized over one year.

The following are the assets and liabilities of the fiberglass segment at June 1, 2009:

Accounts receivable and other current assets	$52,250
Inventory	33,695
Property and equipment, net of accumulated depreciation	595,078

Assets to be disposed of	$681,023

Accounts payable and accrued expenses	$281,881
Deferred revenue	114,083
Notes payable and accrued interest	408,623

Liabilities to be disposed of	$804,587
Additional liability for intercompany payable not relieved	297,704

Total liabilities assumed	$1,102,291

11. Notes Payable

The Company has entered into a refinancing agreement with a financial institution to refinance $692,516 at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012 The note is secured by all of the Company’s fixed assets, and 1,000,000 shares of the Company’s common stock. The note contains a due on demand clause and is therefore reflected as a current liability on the accompanying Consolidated Balance Sheet.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2009 and 2008. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the six months ended August 31, 2009 and 2008. Effective June 1, 2009, the Company sold its fiberglass subsidiary, so only operations through May 31, 2009 have been included in the six month analysis. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

MANUFACTURING SUBSIDIARY

The manufacturing subsidiary, International Machine and Welding, Inc., generates its revenues from three divisions. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The current operations can be significantly expanded using the 30,500 square foot structure owned by International Machine and Welding, Inc.

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers. Effective June 1, 2009, Chariot was sold and was classified as a discontinued operation for the period March 1, 2009 through May 31, 2009.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008.

Consolidated

The Company’s consolidated net sales increased to $549,477 for the three months ended August 31, 2009, an increase of $8,847 or 2%, from $540,630 for the three months ended August 31, 2008.

Gross profit for the consolidated operations increased to $272,363 for the three months ended August 31, 2009 from $263,064 for the three months ended August 31, 2008. Gross profit as a percentage of sales was 50% and 49% for the three month periods ended August 31, 2009 and 2008, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended August 31, 2009 was $17,650 as compared to $48,360 for same period in 2008 for a decrease of $30,710 or 64%. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

Selling, general and administrative expenses decreased to $395,544 for the three months ended August 31, 2009 as compared to $405,204 for the three months ended August 31, 2008, a decrease of $9,660 or 2%.

The Company incurred a net consolidated loss from continuing operations of $154,073 for the three months ended August 31, 2009 compared to a loss of $189,945 for the three months ended August 31, 2008. The decrease in the consolidated net loss from continuing operations is primarily due to the net of the increase in revenues and decrease in general and administrative expenses and interest income. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $549,477 for the three months ended August 31, 2009 compared to $540,630 for the three months ended August 31, 2008. The machining operations provided $155,037 or 28% of net sales with parts and service providing $394,440 or 72% of net sales for the three months ended August 31, 2009 as compared to machining operations contributing $191,165 or 35% of net sales with parts and service providing $349,465 or 65% of net sales for the three months ended August 31, 2008. The overall increase in net sales is due to an increase in new customer accounts, which has increased sales.

Gross profit from the International Machine and Welding, Inc. was $272,363 for the three months ended August 31, 2009 compared to $263,064 for the same period in 2008 providing gross profit margins of 50% and 49%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $239,242 for the three months ended August 31, 2009 compared to $238,254 for the three months ended August 31, 2008.

Interest expense, net was $34,761 for the three months ended August 31, 2009 compared to $38,572 for the same period ended 2008. The decrease in interest expense, net is due to the continual decrease in principle balances on notes payable for the three months ended August 31, 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended August 31, 2009.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2009 AND 2008.

Consolidated

The Company’s consolidated net sales increased to $1,185,170 for the six months ended August 31, 2009, an increase of $134,664 or 13%, from $1,050,506 for the six months ended August 31, 2008. The overall increase in net sales is due to a significant increase in sales in the manufacturing operation through the addition of new customers.

Gross profit for the consolidated operations increased to $590,343 for the six months ended August 31, 2009 from $498,534 for the six months ended August 31, 2008. Gross profit as a percentage of sales was 50% and 47% for the six month periods ended August 31, 2009 and 2008, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the six months ended August 31, 2009 was $65,794 as compared to $100,076 for same period in 2008 for a decrease of $34,282 or 34%. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

Selling, general and administrative expenses decreased to $807,782 for the six months ended August 31, 2009 as compared to $867,963 for the six months ended August 31, 2008, a decrease of $60,181 or 7%.

The Company incurred a net consolidated loss from continuing operations of $296,885 for the six months ended August 31, 2009 compared to a loss of $459,353 for the six months ended August 31, 2008. The decrease in the consolidated net loss from continuing operations is primarily due to the net of the increase in revenues and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,185,170 for the six months ended August 31, 2009 compared to $1,050,506 for the six months ended August 31, 2008. The machining operations provided $349,581 or 29% of net sales with parts and service providing $835,589 or 71% of net sales for the six months ended August 31, 2009 as compared to machining operations contributing $387,848 or 37% of net sales with parts and service providing $662,658 or 63% of net sales for the six months ended August 31, 2008. The overall increase in net sales is due to an increase in new customer accounts, which has increased sales.

Gross profit from the International Machine and Welding, Inc. was $590,343 for the six months ended August 31, 2009 compared to $498,534 for the same period in 2008 providing gross profit margins of 50% and 47%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $475,327 for the six months ended August 31, 2009 compared to $482,551 for the six months ended August 31, 2008.

Interest expense, net was $71,172 for the six months ended August 31, 2009 compared to $73,995 for the same period ended 2008. The decrease in interest expense, net is due to the continual decrease in principle balances on notes payable for the six months ended August 31, 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $57,834 for the six months ended August 31, 2009 as compared to $138,696 for the same period in 2008. The decrease in net sales is due to the sale of Chariot on June 1, 2009.

Gross profit from Chariot was $13,573 for the six months ended August 31, 2009 providing a gross profit margin of 23% as compared to $2,846 providing a gross profit margin of 2% for the same period in 2008. The increase in gross profit and the related gross profit margin was due to the addition of new customers, who are purchasing products that have a higher gross profit margin.

Selling, general and administrative expenses were $75,197 for the six months ended August 31, 2009 as compared to $180,152 for the same period in 2008. The decrease in selling, general and administrative expenses was mainly due to the Company moving its operations to a new location that is owned by a related party. The related party is not requiring the Company to pay rent. Also, the intangible assets were fully amortized during prior periods, and therefore there was no amortization expense during this period. Finally, the operations were sold as of June 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2009 and 2008, the Company used net cash from operating activities of $231,363 and $278,065, respectively. The decrease in cash used from operating activities is mainly due to the sale of the fiberglass subsidiary.

During the six months ended August 31, 2009 and 2008, the Company provided (used) cash for investing activities of $5,600 and $(13,182), respectively. The increase in net cash provided by investing activities is primarily due to the sale of property and equipment in 2009.

During the six months ended August 31, 2009 and 2008, the Company provided cash from financing activities of $239,916 and $289,931, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the six months ended August 31, 2009.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through August 31, 2009. As of August 31, 2009, working capital deficit was $954,000. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

On May 28, 2009, FASB issued SFAS No. 165, “Subsequent Events.” The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 has not had a material impact on the financial reporting of the Company.

In accordance with SFAS 165, the Company has evaluated subsequent events through October 20, 2009, the date of issuance of the Financial Statements. During the period from September 1, 2009 to October 20, 2009, the Company did not have any material recognizable subsequent events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the six month period ending August 31, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On July 3, 2009, 8,313,522 shares of common stock valued at $34,625, were issued to a related party in exchange for guaranteeing a company note payable.

On July 3, 2009, 8,313,522 shares of common stock valued at $34,626, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $853,186 of notes payable. The amount of principal payments in arrears was $579,057, with an additional amount of $274,129 of interest due at August 31, 2009. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended August 31, 2009, the Company did not submit any matters to a vote of its security holders.

ITEM 5.	OTHER MATTERS

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – None

(b) Reports on Form 8-K — October 5, 2009 Completion of Acquisition or Disposition of Assets

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 20, 2009	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 20, 2009	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer