Form 10-Q
period 2009-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2010-01-19
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

There were 283,396,566 shares of the Registrant’s $0.002 par value common stock outstanding as of January 7, 2010.

American Commerce Solutions, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2009 (unaudited)	February 28, 2009
Assets
Current assets:
Cash	$10,761	$1,046
Accounts receivable, net of allowance of $0 and $224, respectively	20,766	17,352
Accounts receivable, factored	45,716	50,556
Inventory	211,953	216,602
Notes receivable, related party, net of unamortized discounts of $58,149	1,230,066
Other receivables	19,105	25,856
Due from related party	297,704
Prepaid expenses and other current assets		9,814

Total current assets	1,836,071	321,226

Property and equipment, net of accumulated depreciation of $2,145,235 and $2,801,056, respectively	3,312,100	4,355,252

Other assets:
Other assets	12,000	16,364

	$5,160,171	$4,692,842

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,319,543	$1,333,255
Current portion of notes payable, related parties	613,259	797,697
Bank overdraft	2,944
Accounts payable, including amounts due to related parties of $100,714 and $272,904, respectively	394,667	671,608
Accrued expenses	146,821	178,523
Accrued interest	296,221	275,800
Deferred revenue		91,825

Total current liabilities	2,773,455	3,348,168

Due to stockholders	1,481,810	1,307,510
Notes payable, net of current portion	14,904	35,844

	4,270,169	4,691,522

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:	3	3
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617
Common stock; $.002 par value; 350,000,000 shares authorized; 283,918,566 and 267,291,522 shares issued; 283,396,566 and 266,769,522 shares outstanding, respectively	567,838	534,584
Additional paid-in capital	19,180,977	19,144,980
Prepaid loan costs paid with common stock	(40,397)
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,542,893)	(19,402,721)

Total stockholders’ equity	890,002	1,320

	$5,160,171	$4,692,842

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Net sales	$644,256	$646,973	$1,829,426	$1,697,479

Cost of goods sold	330,652	379,402	925,479	931,374

Gross profit	313,604	267,571	903,947	766,105

Selling, general and administrative expenses	406,056	424,968	1,213,838	1,292,931

Loss from operations	(92,452)	(157,397)	(309,891)	(526,826)

Other income (expense):
Other	242	16	(13,410)	10,168
Interest expense, net	(20,093)	(46,469)	(85,887)	(146,545)

Total other (expense)	(19,851)	(46,453)	(99,297)	(136,377)

Loss from continuing operations before income tax	$(112,303)	$(203,850)	$(409,188)	$(663,203)

Income taxes	—	—	—	—

Loss from continuing operations	$(112,303)	$(203,850)	$(409,188)	$(663,203)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	—		1,339,172
Loss from operation of discontinued fiberglass division (net of tax)	—	(61,135)	(70,156)	(252,179)

	—	(61,135)	1,269,016	(252,179)
Net income (loss) available to common stockholders	(112,303)	(264,985)	859,828	(915,382)

Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Net income (loss) per common share from discontinued operations	$(.00)	$(.00)	$.00	$(.00)

Weighted average number of common shares outstanding	283,396,566	266,759,522	275,838,819	266,594,767

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended November 30, 2009 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Common shares issued for guaranty (unaudited)	8,313,522	16,627
Common shares issued for pledge of assets (unaudited)	8,313,522	16,627

Amortization of loan costs (unaudited)

Net income (unaudited)

Balance, November 30, 2009 (unaudited)	283,918,566	$567,838	3,944	$3

Additional Paid-In Capital	Loan Costs	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,144,980		$(10,000)	$(19,402,721)	$(265,526)	$1,320
17,998	(34,625)
17,999	(34,626)
	28,854				28,854
			859,828		859,828

$19,180,977	(40,397)	$(10,000)	$(18,542,893)	$(265,526)	$890,002

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended November 30
	2009	2008
Operating activities:
Net income (loss)	$859,828	$(915,382)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	196,878	299,414
Amortization of stock issued for services	28,854	81,698
Amortization of discount on notes receivable	(57,759)
Loss (gain) on sale of equipment	13,410	(10,168)
Gain on sale of fiberglass division	(1,339,172)
(Increase) decrease in allowance for doubtful accounts	224	(1,128)
(Increase) decrease in:
Accounts receivables	(3,638)	(4,104)
Inventory	(29,046)	(13,805)
Other assets	(37,798)	7,606
Increase (decrease) in:
Accounts payable and accrued expenses	70,923	250,149
Deferred income	17,057	(22,632)

Net cash used by operating activities	(280,239)	(328,352)

Investing activities:
(Increase) decrease in other receivables	(8,005)	16,886
Proceeds from sale of property and equipment	20,507
Acquisition of property and equipment	(22,642)	(28,700)

Net cash used by investing activities	(10,140)	(11,814)

Financing activities:
Increase in bank overdraft	3,527	16,682
Decrease (increase) in accounts receivable, factored	4,840	(9,031)
Proceeds from notes payable and long-term debt	188,069	328,899
Principal payments on notes payable	(70,642)	(175,851)
Increase in due to stockholders	174,300	174,300

Net cash provided by financing activities	300,094	334,999

Net increase (decrease) in cash	9,715	(5,167)

Cash, beginning of period	1,046	6,461

Cash, end of period	$10,761	$1,294

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$50,854	$113,172

During the nine months ended November 30, 2009, the Company sold the stock and assets of the Fiberglass subsidiary to Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass Subsidiary and a shareholder of the Company, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities.

During the nine months ended November 30, 2009, the Company sold property and equipment valued at $253,230 to PAC for a one year, non-interest bearing, term note of $263,940, which may be settled in cash or stock.

During the nine months ended November 30, 2009 and 2008, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of November 30, 2009 and 2008, $28,854 and $81,698, respectively, of these guaranty fees have been amortized.

During the nine months ended November 30, 2008, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the nine months ended November 30, 2009 and 2008, the Company increased notes payable by $18,231 and $18,232, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of November 30, 2009 and for the

Three and Nine Months Ended November 30, 2009 and 2008

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

2. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved its Accounting Standards Codification (ASC) (Codification) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification which changes the referencing of financial standards is effective for interim or annual periods ending after September 15, 2009. As the codification is not intended to change or alter existing US GAAP, this standard had no impact on the Company’s financial position or results of operations.

We adopted the authoritative guidance in ASC 855, Subsequent Events, (prior authoritative literature: FASB Statement No. 165, Subsequent Events) which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This standard had no impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued ASC 167 810, “Amendments to FASB Interpretation No. 46(R)” This statement amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning March 1, 2010. Management does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Stock Based Compensation

At November 30, 2009, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended November 30, 2009 and 2008.

4. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $280,200 of cash in operations for the nine months ended November 30, 2009. The Company recorded losses from continuing operations of approximately $409,200 for the nine months ended November 30, 2009. Current liabilities exceed current assets by approximately $937,400 at November 30, 2009. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

5. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2009 and 2008, (b) the financial position at November 30, 2009, and (c) cash flows for the nine month periods ended November 30, 2009 and 2008, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2009. The results of operations for the three and nine month periods ended November 30, 2009 are not necessarily indicative of those to be expected for the entire year.

6. Accounts Receivable, Factored

During the three and nine months ended November 30, 2009, the Company factored receivables of approximately $459,800 and $1,313,900, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $15,300 and $48,300 during the three and nine months ended November 30, 2009. As of November 30, 2009 and February 28, 2009, certain customers had remitted $4,851 and $2,799, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Inventory

Inventory consists of the following:

	November 30, 2009	February 28, 2009
Work-in process	$7,879	$27,197
Raw materials		13,238
Finished goods	204,074	176,167

Total inventory	$211,953	$216,602

8. Segment Information

The Company had two reportable segments during 2009 and 2008; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2009 and 2008 the Company has included segment reporting. As of November 30, 2009, the Company has classified the fiberglass segment as a discontinued operation, see note 10.

For the three months ended November 30, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$644,256	$			$644,256
Interest expense (income), net	$24,726	$		$(4,633)	$20,093
Depreciation	$53,366	$	$		$53,366
Net income	$15,946	$		$(128,249)	$(112,303)
Property and equipment, net of accumulated depreciation	$3,312,100	$	$		$3,312,100

For the nine months ended November 30, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,829,426	$57,834			$1,887,260
Interest expense (income), net	$95,898	$8,704		$(10,011)	$94,591
Depreciation and amortization	$168,966	$27,604	$		$196,570
Net income	$70,090	$(70,156)		$859,894	$859,828

For the three months ended November 30, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
		(discontinued operation)
Revenue	$646,973	$85,445		$732,418
Interest expense, net	$36,248	$7,830	$10,221	$54,299
Depreciation and amortization	$63,466	$33,033	$57	$96,556
Net loss	$(31,218)	$(61,119)	$(172,648)	$(264,985)
Property and equipment, net of accumulated depreciation	$4,119,081	$708,994	$32,001	$4,860,076

For the nine months ended November 30, 2008, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other	Total
		(discontinued operation)
Revenue	$1,697,479	$224,141		$1,921,620
Interest expense	$110,243	$21,568	$36,302	$168,113
Depreciation and amortization	$189,359	$109,653	$402	$299,414
Net loss	$(79,058)	$(252,179)	$(584,145)	$(915,382)

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

9. Related Party Transactions

During the three months ended November 30, 2009 and 2008, two executives who are stockholders of the Company deferred approximately $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at November 30, 2009 and February 28, 2009, totaled $1,481,810 and $1,307,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

During the three and nine months ended November 30, 2009, the Company sold fiberglass products totaling $0 and $30,575, respectively, to Tampa Fiberglass, Inc. a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

During the nine months ended November 30, 2009 and 2008, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. The values were determined based on the fair value of the stock price on the date of the sale. As of November 30, 2009 and 2008, $28,854 and $81,698, respectively, of these guaranty fees have been amortized.

During the nine months ended November 30, 2009, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense.

During the nine months ended November 30, 2009, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock. A discount of $91,891 for imputed interest was recorded against the note receivable and is being amortized over one year.

During the nine months ended November 30, 2009, the Company advanced Public Acquisition Company, Inc. (“PAC”) monies for operations in the amount of $297,704. The monies are due on demand, uncollateralized and non-interest bearing.

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

11. Notes Payable

During the nine months ended November 30, 2009, the Company has entered into a refinancing agreement with a financial institution to refinance $692,516 at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of the Company’s fixed assets, and 1,000,000 shares of the Company’s common stock. The note contains a due on demand clause and is therefore reflected as a current liability on the accompanying Consolidated Balance Sheet.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2009 and 2008. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the nine months ended November 30, 2009 and 2008. Effective June 1, 2009, the Company sold its fiberglass subsidiary, so only operations through May 31, 2009 have been included in the nine month analysis. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SUBSIDIARY

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc. These trailers are sold both on the retail and dealer levels. The company also provides non warranty repairs, modification of existing Chariot Trailers. Effective June 1, 2009, Chariot was sold and was classified as a discontinued operation for the period March 1, 2009 through November 30, 2009.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008.

Consolidated

The Company’s consolidated net sales decreased to $644,256 for the three months ended November 30, 2009, a decrease of $2,717 or .4%, from $646,973 for the three months ended November 30, 2008.

Gross profit for the consolidated operations increased to $313,604 for the three months ended November 30, 2009 from $267,571 for the three months ended November 30, 2008. Gross profit as a percentage of sales was 49% and 41% for the three month periods ended November 30, 2009 and 2008, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the three months ended November 30, 2009 was $20,093 as compared to $46,469 for same period in 2008 for a decrease of $26,376 or 57%. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

Selling, general and administrative expenses decreased to $406,056 for the three months ended November 30, 2009 as compared to $424,968 for the three months ended November 30, 2008, a decrease of $18,912 or 4%.

The Company incurred a net consolidated loss from continuing operations of $112,303 for the three months ended November 30, 2009 compared to a loss of $203,850 for the three months ended November 30, 2008. The decrease in the consolidated net loss from continuing operations is primarily due to the increase in gross profit margin, decrease in general and administrative expenses and decrease in interest expense, net. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $644,256 for the three months ended November 30, 2009 compared to $646,073 for the three months ended November 30, 2008. The machining operations provided $138,717 or 22% of net sales with parts and service providing $505,538 or 78% of net sales for the three months ended November 30, 2009 as compared to machining operations contributing $175,556 or 27% of net sales with parts and service providing $471,417 or 73% of net sales for the three months ended November 30, 2008.

Gross profit from the International Machine and Welding, Inc. was $313,604 for the three months ended November 30, 2009 compared to $263,580 for the same period in 2008 providing gross profit margins of 49% and 41%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $249,225 for the three months ended November 30, 2009 compared to $262,533 for the three months ended November 30, 2008.

Interest expense, net was $24,726 for the three months ended November 30, 2009 compared to $36,248 for the same period ended 2008. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording the related interest income.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended November 30, 2009.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2009 AND 2008.

Consolidated

The Company’s consolidated net sales increased to $1,829,426 for the nine months ended November 30, 2009, an increase of $131,947 or 8%, from $1,697,479 for the nine months ended November 30, 2008. The overall increase in net sales is due to a significant increase in sales in the manufacturing operation through the addition of new customers.

Gross profit for the consolidated operations increased to $903,947 for the nine months ended November 30, 2009 from $766,105 for the nine months ended November 30, 2008. Gross profit as a percentage of sales was 49% and 45% for the nine month periods ended November 30, 2009 and 2008, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense, net for the nine months ended November 30, 2009 was $85,887 as compared to $146,545 for same period in 2008 for a decrease of $60,658 or 41%. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

Selling, general and administrative expenses decreased to $1,213,838 for the nine months ended November 30, 2009 as compared to $1,292,931 for the nine months ended November 30, 2008, a decrease of $79,093 or 6%.

The Company incurred a net consolidated loss from continuing operations of $409,188 for the nine months ended November 30, 2009 compared to a loss of $663,203 for the nine months ended November 30, 2008. The decrease in the consolidated net loss from continuing operations is primarily due to the net of the increase in revenues and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,829,426 for the nine months ended November 30, 2009 compared to $1,697,479 for the nine months ended November 30, 2008. The machining operations provided $488,298 or 27% of net sales with parts and service providing $1,341,128 or 73% of net sales for the nine months ended November 30, 2009 as compared to machining operations contributing $563,404 or 33% of net sales with parts and service providing $1,132,513 or 67% of net sales for the nine months ended November 30, 2008. The overall increase in net sales is due to an increase in new customer accounts, which has increased sales.

Gross profit from the International Machine and Welding, Inc. was $903,947 for the nine months ended November 30, 2009 compared to $766,105 for the same period in 2008 providing gross profit margins of 49% and 45%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $724,552 for the nine months ended November 30, 2009 compared to $745,084 for the nine months ended November 30, 2008.

Interest expense, net was $95,898 for the nine months ended November 30, 2009 compared to $110,243 for the same period ended 2008. The decrease in interest expense, net is due to the Company issuing a note receivable on June 1, 2009 and recording the related interest income.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $57,834 for the nine months ended November 30, 2009 as compared to $224,141 for the same period in 2008. The decrease in net sales is due to the sale of Chariot on June 1, 2009.

Gross profit from Chariot was $13,573 for the nine months ended November 30, 2009 providing a gross profit margin of 23% as compared to $27,315 providing a gross profit margin of 12% for the same period in 2008. The increase in gross profit and the related gross profit margin was due to the addition of new customers, who are purchasing products that have a higher gross profit margin.

Selling, general and administrative expenses were $75,197 for the nine months ended November 30, 2009 as compared to $257,530 for the same period in 2008. The decrease in selling, general and administrative expenses was mainly due to the Company moving its operations to a new location that is owned by a related party. The related party is not requiring the Company to pay rent. Also, the intangible assets were fully amortized during prior periods, and therefore there was no amortization expense during this period. Finally, the operations were sold as of June 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2009 and 2008, the Company used net cash from operating activities of $280,239 and $328,352, respectively. The decrease in cash used from operating activities is mainly due to the sale of the fiberglass subsidiary.

During the nine months ended November 30, 2009 and 2008, the Company used cash for investing activities of $10,140 and $11,418, respectively. The increase in net cash provided by investing activities is primarily due to the sale of property and equipment in 2009.

During the nine months ended November 30, 2009 and 2008, the Company provided cash from financing activities of $300,094 and $334,999, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the nine months ended November 30, 2009.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through November 30, 2009. As of November 30, 2009, working capital deficit was $952,288. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company. Also, a significant portion of the debt is owed to the officers, directors and affiliates of the Company. In the event that ongoing attempts to raise additional capital are unsuccessful, we expect to be able to negotiate conversion of a substantial portion of these obligations into equity. Additionally, the Company sold its fiberglass subsidiary creating a note receivable from which the Company expects to offset a portion of these notes payable during the Company’s second fiscal quarter of the fiscal year beginning March 1, 2010.

As of February 28, 2009, the Company has had significant losses since inception, negative cash flows from operations and current assets exceed current liabilities. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to reverse negative operating trends, raise additional capital and obtain financing. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all and therefore, our auditors have concluded that there is a substantial doubt about our ability to continue as a going concern opinion. Management has revised its business strategy to include the manufacture of additional products. Although management has reduced debt, new financing to finance operations and to facilitate additional production is still being sought. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the nine month period ending November 30, 2009 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On July 3, 2009, 8,313,522 shares of common stock valued at $34,625, were issued to a related party in exchange for guaranteeing a company note payable.

On July 3, 2009, 8,313,522 shares of common stock valued at $34,626, were issued to a related company in exchange for guaranteeing a company note payable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $1,019,786 of notes payable. The amount of principal payments in arrears was $700,222, with an additional amount of $319,564 of interest due at November 30, 2009. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the three month period ended November 30, 2009, the Company did not submit any matters to a vote of its security holders.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 19, 2010	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: January 19, 2010	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer