Form 10-K/A
period 2009-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2010-02-24
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

Explanatory Note: This amendment to Form 10-K/A is being filed solely to file the amended certifications in order to conform to the requirements of Item 601 of Regulations S-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: February 18, 2010	By: /s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: February 18, 2010	By: /s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer