Form 10-K
period 2010-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2010-06-01
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $307,232 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 15, 2010, the Registrant had 284,123,566 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

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

American Commerce Solutions, Inc. (the “Company” or “American Commerce”) is a multi-industry holding company for its operating subsidiaries. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary operating in the manufacturing segment. The operating subsidiary is International Machine and Welding, Inc. located in Bartow, Florida.

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

International Machine and Welding, Inc. also sells OEM and after-market repair parts for heavy equipment. The operation has an extensive cross-reference listing and network of sources. One of the major competitive advantages of the operation is its ability to determine exactly what the customer needs and fulfill the requirement. In many cases, the customer may not have service manuals or to be able to identify part numbers. If a customer has more than one type of machine, which is quite common, they may have to contact a number of different suppliers to get parts for multiple machines. Our operation identifies the required parts and arranges the necessary repairs. As a result, the customer only has to make one phone call for all of their needs. This also makes International Machine and Welding, Inc. an attractive alternative for sales to customers outside the United States. Orders can be accumulated throughout the month and be sent on consolidated shipments. This has created a niche market for the direct parts sales division. The operation currently has a dozen customer relationships in the Caribbean. Management believes that this market has not been fully targeted by its competitors and offers potential as a source of increased business.

Chariot Manufacturing Company (“Chariot”), which was acquired on October 11, 2003 from a related party, manufactured motorcycle trailers with fiberglass bodies. These trailers were sold on the retail level. Chariot also provided non-warranty repairs and modification of existing Chariot Trailers. Chariot had also begun manufacturing fiberglass septic tanks and other fiberglass parts under contract with Tampa Fiberglass, Inc., owned by ACS affiliates.

During the year ended February 28, 2010, the Board of Directors of American Commerce Solutions, Inc. divested Chariot and the fiberglass manufacturing segment in favor of expansion of machining, fabricating, erecting and construction operations. Additional segments being considered are manufacturing supply operations, consumer products and commercial construction support services.

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

FIBERGLASS SEGMENT – DISCONTINUED OPERATION

The Fiberglass Segment through Chariot Manufacturing Company produced a line of fiberglass trailers suitable for a wide range of uses. Some of the uses included the transportation of motorcycles, ATVs, personal watercraft, small vehicles, vending, mobile fiber optic workstations, utility and other specialized applications. The trailers were available in both open and enclosed configurations. The fiberglass unibody construction of the product is stronger, yet lighter than conventional aluminum and steel trailers. The Chariot trailer has a steel tube sub frame, which is tucked up inside the fiberglass body reducing drag. Since the body is molded in fiberglass, the shape can be optimized to reduce drag. The overall shape, coupled with the light weight of the trailer also improves gas mileage while towing. The trailers can be fitted with optional features such as custom interiors and sleeper options.

Chariot also produced fiberglass components for an affiliated company, Tampa Fiberglass, Inc.

During the year ended February 28, 2010, the Board of Directors of American Commerce Solutions, Inc. divested Chariot and the fiberglass manufacturing operations and therefore, the operations of this segment are shown as discontinued operations for the years ended February 28, 2010 and 2009.

MANUFACTURING AND SOURCES OF SUPPLY

Manufacturing Segment

Supplies and parts used by International Machine and Welding, Inc. are purchased from several major suppliers including Caterpillar, John Deere, Case and other major manufacturers and after -market parts suppliers. The machining operations purchase from many suppliers based on the need of specific jobs. Although the operations do not have any long-term contracts with any of its suppliers, management believes that it has excellent business relationships with its current suppliers and it is not exposed to any significant risk in the event any one source of supply is discontinued, because there are many suppliers.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -18% of the division’s revenues in fiscal 2010 compared to 30% in fiscal 2009, while the industrial and mining industries accounted for approximately 27% and 52% in fiscal 2010 compared to 24% and 44% in fiscal 2009, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2010, two of the Company’s customers accounted for approximately 49% of total revenues. These customers were the Mosaic Company 41% and Solid Waste PBC 8%.

EMPLOYEES

At February 28, 2010, the Company and its subsidiaries had 19 full-time employees and the parent operation has two full time executives.

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

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2010 of $18,691,190 and net income to common shareholders of $711,531 for the year ended February 28, 2010. The Company had an accumulated deficit of $19,402,721, and net loss to common shareholders of $1,151,785 for the year ended February 28, 2009. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2010. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2010. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2010 the price of our common shares has ranged from $0.001 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2010, the balance on this note is $674,803. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of the Company’s fixed assets and 1,000,000 shares of the Company’s common stock.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Bid Prices
	High	Low
FISCAL 2010

First Quarter (March 1, 2009 through May 31, 2009)	$0.0045	$0.001
Second Quarter (June 1, 2009 through August 31, 2009)	$0.0049	$0.002
Third Quarter (September 1, 2009 through November 30, 2009)	$0.0045	$0.0015
Fourth Quarter (December 1, 2009 through February 28, 2010)	$0.003	$0.0011

FISCAL 2009

First Quarter (March 1, 2008 through May 31, 2008)	$0.012	$0.005
Second Quarter (June 1, 2008 through August 31, 2008)	$0.01	$0.005
Third Quarter (September 1, 2008 through November 30, 2008)	$0.014	$0.003
Fourth Quarter (December 1, 2008 through February 28, 2009)	$0.008	$0.002

On February 28, 2010 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0012 and there were approximately 1,204 shareholders of record.

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

RESULTS OF OPERATIONS

The Company owned two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2010 and 2009. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned Tampa Fiberglass, Inc. These trailers are sold both on the retail level and dealer levels. The company also provides non warranty repairs and modification of existing Chariot Trailers. Effective June 1, 2009, Chariot was sold and is classified as a discontinued operation for the years ending February 28, 2010 and 2009.

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009

General

The Company’s consolidated net sales increased to $2,349,285 for the fiscal year ended February 28, 2010, an increase of $41,619 or 2%, from $2,307,666 for the fiscal year ended February 28, 2009. This increase was mainly due to the increase in business from the mining industry clientele.

Gross profit for the consolidated operations increased to $1,145,829 for the fiscal year ended February 28, 2010 from $1,060,999 for the fiscal year ended February 28, 2009. Gross profit as a percentage of sales increased in fiscal year 2010 to 49% from 46% in fiscal year ended 2009. The increase in gross profit margin was due to a combination of International Machine & Welding receiving better pricing from its vendors and the mix of jobs during the quarter.

Consolidated interest expense in fiscal 2010 was $191,490 compared to $192,811 in fiscal 2009. The decrease in interest expense is due to the Company reducing the overall debt during the year.

Consolidated interest income in fiscal 2010 was $90,777 compared to $721 in fiscal 2009. The increase in interest income is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

Selling, general and administrative expenses decreased to $1,558,883 for fiscal 2010 from $1,716,362 for fiscal 2009, a decrease of $157,479 or 9%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated income (loss) of $711,531 for the year ended February 28, 2010 compared to ($1,151,785) for the year ended February 28, 2009. The increase in the consolidated net income is primarily due to the gain on the sale of Chariot.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,349,285 for the fiscal year ended February 28, 2010 compared to $2,307,666 for the fiscal year ended February 28, 2009. The machining operations provided $635,252 or 27% of net sales with parts and service providing $1,714,033 or 73% of net sales for the fiscal year ended February 28, 2010 as compared to machining operations contributing $779,924 or 34% of net sales with parts and service providing $1,527,742 or 66% of net sales for the fiscal year ended February 28, 2009.

Gross profit from International Machine and Welding, Inc. was $1,145,829 for the fiscal year ended February 28, 2010 compared to $1,060,999 in fiscal 2009 providing gross profit margins of 49% and 46%, respectively. The increase is due to a combination of International Machine and Welding receiving better pricing from its vendors and the mix of jobs during the quarter

Selling, general and administrative expenses for International Machine and Welding, Inc. were $939,264 for the fiscal year ended February 28, 2010 compared to $1,004,857 or the fiscal year ended February 28, 2009. The decrease in selling, general and administrative expenses is due to the Company controlling costs relative to sales.

Interest expense was $142,132 for the fiscal year ended February 28, 2010 compared to $145,277 for the fiscal year ended February 28, 2009. The decrease in interest expense is due to the Company reducing the overall debt.

Interest income was $18,913 for the fiscal year ended February 28, 2010 compared to $0 for the fiscal year ended February 28, 2009. The increase in interest income is due to the Company issuing a note receivable on June 1, 2009 and recording interest income.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. provided net sales of $57,834 for the year ended February 28, 2010 as compared to $277,188 for the same period in 2009. The decrease in net sales is due to the sale of Chariot on June 1, 2009.

Gross profit from Chariot was $13,573 for the year ended February 28, 2010 providing a gross profit margin of 23% as compared to $36,469 providing a gross profit margin of 13% for the same period in 2009. The increase in gross profit and the related gross profit margin was due to the addition of new customers, who are purchasing products that have a higher gross profit margin.

Selling, general and administrative expenses were $75,197 for the year ended February 28, 2010 as compared to $329,081 for the same period in 2009. The decrease in selling, general and administrative expenses was mainly due to the Company moving its operations to a new location that is owned by a related party. The related party is not requiring the Company to pay rent. Also, the intangible assets were fully amortized during prior periods, and therefore there was no amortization expense during this period. Finally, the operations were sold as of June 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2010 and 2009, the Company used net cash for operating activities of $41,560 and $388,894, respectively. The decrease in use of cash is mainly due to the gain on the sale of Chariot.

During the years ended February 28, 2010 and 2009, the Company used funds for investing activities of $275,561 and $5,915, respectively. This increase in cash used from investing activities is mainly due to the increase in other receivables related to the sale of Chariot.

During the years ended February 28, 2010 and 2009, the Company provided cash from financing activities of $326,364 and $389,394, respectively. The decrease in net cash provided by financing activities is due to the decrease in the cash received from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2010. As of February 28, 2010, the Company had a working capital deficit of $937,731. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recent Accounting Standards” in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 28, 2010 and 2009 and for the

Years Then Ended

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Commerce Solutions, Inc. and Subsidiary

Bartow, Florida

I have audited the consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements were the responsibility of the Company’s management. My responsibility was to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of American Commerce Solutions, Inc. and Subsidiaries, as of February 28, 2009, were audited by other auditors; whose report dated June 12, 2009 expressed an unqualified opinion on those consolidated financial statements with an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. My opinion on the statement of operations, changes in stockholders’ deficit and cash flows for the year ended February 28, 2009 insofar as it relates to amounts for the periods through February 28, 2009 is based solely on the report of other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from continuing operations, has negative working capital and has used significant cash in support of its operating activities. Additionally, as of February 2010 the Company is in default of several notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA

Palm Harbor, Florida

May 28, 2010

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

American Commerce Solutions, Inc. and Subsidiaries

Bartow, Florida

We have audited the accompanying consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of American Commerce Solutions, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiaries as of February 28, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

June 12, 2009

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2010	February 28, 2009
Assets
Current assets:
Cash	$10,289	$1,046
Accounts receivable, net of allowance of $3,500 and $224, respectively	—	17,352
Accounts receivable, factored	62,233	50,556
Inventories	202,165	216,602
Note receivable, related party, net of unamortized discount of $20,709	989,084	—
Due from related party	556,231	—
Other receivables	25,999	25,856
Other current assets	—	9,814

Total current assets	1,846,001	321,226

Property and equipment, net of accumulated depreciation of $2,197,381 and $2,801,056, respectively	3,259,954	4,355,252

Prepaid loan costs paid with common stock	21,734	—
Other assets	13,528	16,364

	$5,141,217	$4,692,842

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,296,668	$1,333,255
Current portion of notes payable, related party	609,163	797,697
Accounts payable; including related party balances of $103,211 and $272,904, respectively	387,863	671,608
Accrued expenses	159,398	178,523
Accrued interest	316,543	275,800
Deferred revenue	14,097	91,285

Total current liabilities	2,783,732	3,348,168

Notes payable, net of current portion	35,473	35,844
Due to stockholders	1,539,910	1,307,510

Total Liabilities	4,359,115	4,691,522

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 283,918,566 and 267,291,522 shares issued; 283,396,566 and 266,769,522 shares outstanding, respectively	567,838	534,584
Additional paid-in capital	19,180,977	19,144,980
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,691,190)	(19,402,721)

Total stockholders’ equity	782,102	1,320

	$5,141,217	$4,692,842

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended February 28,
	2010	2009
Net sales	$2,349,285	$2,307,666

Cost of goods sold	1,203,456	1,246,667

Gross profit	1,145,829	1,060,999

Selling, general and administrative expenses	1,588,883	1,716,362

Loss from operations	(443,054)	(655,363)

Other income (expense):
Other	(13,718)	17,782
Interest expense	(191,490)	(192,811)
Interest income	90,777	721

Total other (expense)	(114,431)	(174,308)

Loss from continuing operations before income tax	$(557,485)	$(829,671)

Income taxes	—	—

Loss from continuing operations	$(557,485)	$(829,671)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	1,339,172	—
Loss from operation of discontinued fiberglass division (net of tax)	(70,156)	(322,114)

	1,269,016	(322,114)
Net income (loss) available to common stockholders	711,531	(1,151,785)

Net loss per common share from continuing operations	$(0.00)	$(0.00)

Net income (loss) per common share from discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	277,702,373	266,637,857

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended February 28, 2010 and 2009

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2008	251,272,293	$502,545	3,944	$3

Common shares issued for guaranty	5,339,743	10,680
Common shares issued for pledge of assets	10,679,486	21,359

Net loss

Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Common shares issued for guaranty	8,313,522	16,627
Common shares issued for pledge of assets	8,313,522	16,627

Net income

Balance, February 28, 2010	283,918,566	$567,838	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,068,088	$(10,000)	$(18,250,936)	$(265,526)	$1,044,174

25,630				36,310
51,262				72,621

		(1,151,785)		(1,151,785)

$19,144,980	$(10,000)	$(19,402,721)	$(265,526)	$1,320
17,998				34,625
17,999				34,626
		711,531		711,531

$19,180,977	$(10,000)	$(18,691,190)	$(265,526)	$782,102

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended February 28, 2010 and 2009

	2010	2009
Operating activities:
Net income (loss)	$711,531	$(1,151,785)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	249,024	391,568
Amortization of loan costs	47,517	108,931
Amortization of discount on notes receivable	(57,759)	—
Loss (gain) on sale of equipment	13,410	(18,168)
Gain on sale of fiberglass division	(1,339,172)
Decrease (increase) in allowance for doubtful accounts	4,850	(1,104)
(Increase) decrease in:
Accounts receivables	12,502	20,012
Inventories	(19,258)	(6,506)
Other assets	201,656	37,521
Increase (decrease) in:
Accounts payable and accrued expenses	102,985	256,007
Deferred income	31,154	(25,370)

Net cash used by operating activities	(41,560)	(388,894)

Investing activities:
(Increase) decrease in other receivables	(273,426)	21,267
Proceeds from sale of property and equipment	20,507	8,000
Acquisition of property and equipment	(22,642)	(35,182)

Net cash used by investing activities	(275,561)	(5,915)

Financing activities:
Increase in bank overdraft	583	(6,571)
(Increase) decrease in due from factor	(11,677)	6,548
Proceeds from notes payable and long-term debt	208,703	393,683
Principal payments on notes payable	(103,645)	(236,666)
Increase in due to stockholders	232,400	232,400

Net cash provided by financing activities	326,364	389,394

Net increase (decrease) in cash	9,243	(5,415)

Cash, beginning of period	1,046	6,461

Cash, end of period	$10,289	$1,046

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$49,356	$154,962

During the year ended February 28, 2010, the Company sold the stock and assets of the Fiberglass subsidiary to Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass Subsidiary and a shareholder of the Company, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities.

During the year ended February 28, 2010, the Company sold property and equipment valued at $253,230 to PAC for a one year, non-interest bearing, term note of $263,940, which may be settled in cash or stock.

During the year ended February 28, 2010 and 2009, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of February 28, 2010 and 2009, $47,517 and $108,931, respectively, of these guaranty fees have been amortized.

During the year ended February 28, 2009, the Company exchanged equipment with a net book value of $13,832 for a $24,000 investment in common stock of another company.

During the year ended February 28, 2010 and 2009, the Company increased notes payable by $24,198 and $24,199, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of February 28, 2010 and 2009 and for the

Years Ended February 28, 2010 and 2009

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

The Company is primarily a holding company with two wholly owned subsidiaries; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment; Chariot Manufacturing Company, Inc., which was acquired on October 11, 2003 from a related party, manufactures motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned, Tampa Fiberglass, Inc. Effective June 1, 2009, Chariot was sold and is classified as a discontinued operation, see Note 14.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $41,560 of cash in operations for the year ended February 28, 2010. The Company recorded losses from continuing operations of $557,485 and $829,671 for the years ended February 28, 2010 and 2009, respectively. Current liabilities exceed current assets by $937,731 at February 28, 2010. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $3,500 and $224 is considered adequate at February 28, 2010 and 2009, respectively. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

The Company accounts for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company’s accounts receivable. The Company receives 80% of all approved invoices sold to the Factoring Company, which assumes the credit risk. Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 20%. The Company records the 80% as payment against the invoices sold and records 20% as an amount due from Factoring Company. Once the invoice exceeds 120 days outstanding, the remaining 20% of the receivable is recorded as expense.

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

Property and equipment are stated at cost. Depreciation and amortization expense are calculated using the straight-line and accelerated methods of accounting over the following estimated useful lives of the assets:

Building and improvements	15 - 39 years
Machine and equipment	5 -30 years
Office furniture and equipment	5 - 10 years
Trucks and vehicles	5 - 7 years

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2010 and 2009, the Company incurred amortization expense of $47,517 and $108,931, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the year ended February 28, 2010 and 2009.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock based compensation awards issued to non-employees for services and financing arrangements, as prescribed by FASB ASC 505-50, Equity-Based Payments to Non-Employees, at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable. The fair value of common stock issued for services is based on the closing stock price on the date the common stock was issued.

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2010. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company records stock as issued at the time consideration is received or the obligation is incurred.

Basic and diluted earnings per share are computed by dividing net income (loss) by the weighted-average number of shares of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. Common stock to be issued upon conversion of preferred stock, convertible debt and common stock options has not been included in dilutive earnings per share due to the Company’s losses and their anti-dilutive effect.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and No. 2009-14, Certain Revenue Arrangements that include Software Elements (“ASU 2009-14”). These standards update FASB ASC 605, Revenue Recognition (“ASC 605”) and FASB ASC 985, Software (“ASC 985”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments to ASC 985 remove tangible products from the scope of software revenue guidance and provide guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. These amendments to ASC 605 and ASC 985 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on March 1, 2010. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on March 1, 2010, which is not expected to have a material impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 28, 2010 and 2009, the Company factored receivables of approximately $1,763,537 and $1,766,459, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $64,300 and $65,100 during the years ended February 28, 2010 and 2009, respectively. As of February 28, 2010 and 2009, certain customers had remitted $9,581 and $2,799, respectively, to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2010	February 28, 2009
Work-in process	$6,360	$27,197
Finished goods	186,805	176,167
Raw materials	9,000	13,238

Total inventories	$202,165	$216,602

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2010	February 28, 2009
Land	$186,045	$186,045
Building and improvements	2,702,512	2,738,912
Machinery and equipment	2,310,608	3,754,913
Office furniture and equipment	91,756	95,717
Trucks and automobiles	166,414	201,960
Equipment held for lease	—	178,761

	5,457,335	7,156,308
Less accumulated depreciation	2,197,381	2,801,056

	$3,259,954	$4,355,252

Depreciation expense for the years ended February 28, 2010 and 2009 was $249,024 and $368,346, respectively.

7. INTANGIBLE ASSETS

The following is a summary of intangible assets:

	February 28, 2010		February 28, 2009
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Web Site	$—	$—	$86,125	$86,125
Brand Recognition	—	—	59,455	59,455
Customer List	—	—	44,420	44,420

	$—	$—	$190,000	$190,000

Amortization expense for the years ended February 28, 2010 and 2009 was $0 and $23,222.

8. NOTES PAYABLE

Notes payable consist of:

	February 28, 2010	February 28, 2009
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured	$185,291	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured	31,697	31,697
Note payable; related party; no interest; past maturity, unsecured	29,304	29,304
Note payable; related party; 12% interest; due on demand; unsecured	63,928	63,928
Notes payable; related party; interest payable in the amount of $1,000; due on demand; unsecured	—	5,850
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 10% discount per share	48,000	48,000
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	—	49,500
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	58,448	58,448
Note payable; related party; 8% interest; due on demand, unsecured	—	13,936
Note payable; related party; 15% interest; due on demand; unsecured	116,394	90,555
Note payable; related party; 10% interest; due on demand; unsecured	—	9,654
Note payable; related party; no interest; past maturity; unsecured	—	20,205
Note payable; related party; 18% interest; due on demand; unsecured	52,188	59,195
Note payable; related party; 15% interest; due on demand; unsecured	24,046	28,227
Notes payable; related party; 15% interest; due on demand; unsecured	18,735	24,534
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured	10,000	10,000

Note payable; related party; 6.50% interest; due September 2009; secured by vehicle	—	3,560
Note payable; related party; 15% interest; due on demand; unsecured	37,382	37,382
Note payable; related party; 15% interest; due on demand; unsecured	—	17,375
Note payable; related party; 12% interest; due on demand; unsecured	—	6,000
Note payable; related party; 8% interest; due on demand; unsecured	—	7,600
Note payable; related party; 15% interest; past maturity; unsecured	—	3,761
Note payable; related party; 10% interest; due on demand; unsecured	—	138,283
Note payable; 20% interest; due on demand; unsecured	—	13,000
Note payable; 8.5% interest; due March 9, 2022; secured by trailer	—	27,842
Note payable; 10.99% interest; matures December 14, 2011; secured by a 16 foot enclosed trailer	—	15,358
Note payable; related party; 10% interest; due March 22, 2009; unsecured	500	5,000
Note payable; related party; non-interest bearing; due on demand; unsecured	1,135	—
Note payable; 13.99% interest; due September 23, 2013; secured by a vehicle	18,203	—
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock	12,500	—
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock	19,800	—
Note payable; related party; 8% interest; due on demand; unsecured	15,000	—
Note payable; related party; 25% interest; due on demand; unsecured	20,000	20,000
Note payable; related party; 8% interest; due on demand; unsecured	47,403	13,000
Note payable; related party; 8% interest; due one year from date of issue beginning October 14, 2009; unsecured, convertible into common stock at a 15% discount per share	34,500	34,500
Note payable; related party; 8% interest; due on demand; unsecured	9,900	9,900
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; past maturity	412,147	388,449
Note payable to a financial institution; 7.0% interest; monthly principal and interest payments of $6,610; collateralized by fixed assets and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due April 2012	674,803	697,462

	1,941,304	2,166,796
Less current portion	(1,905,831)	(2,130,952)

	$35,473	$35,844

As of February 28, 2010, the notes payable listed above include $668,939, which are currently in default.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2011	$1,905,831
2012	6,610
2013	6,345
2014	1,819
2015	1,980
Thereafter	18,719

$1,941,304

At February 28, 2010 and 2009, the above notes payable to related parties in the amount of $596,663 and $797,697, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

9. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2010, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $1,680,360 and $1,357,463 at February 28, 2010 and 2009, respectively. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2010 and 2009, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

10. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2010 and 2009, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2010 and 2009, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2010 and 2009, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 29, 2008	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2009	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2010	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2010:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	2.29 years	$0.27	2.29 years	362,500	$0.27

11. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2010, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $33,622,500. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2010	February 28, 2009
Unused operating loss carryforwards	$6,676,300	$7,236,700
Excess depreciation for tax purposes over the amount for financial reporting purposes	(822,900)	(1,044,800)
Deferred compensation	990,800	492,000
Gain on disposal	498,800	—
Write down in the value of investment	3,900	2,900
Other	24,200	26,200

	7,371,100	6,713,000
Valuation allowance	(7,371,100)	(6,713,000)

	$—	$—

The valuation allowance increased by $264,300 during the year ended February 28, 2010. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2010 and 2009:

	2010	2009
Statutory benefit	$(241,900)	$(391,600)
State tax benefit, net of federal effect	(26,500)	(41,200)
Nondedecutible expenses	4,100	4,300
Other		7,100
Expiration of net operating loss carryforwards		163,000
Increase in deferred income tax valuation allowance	264,300	258,400

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

12. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2010 and 2009, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2010 and 2009, totaled $1,539,910 and $1,307,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

During the years ended February 28, 2010 and 2009, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of February 28, 2010 and 2009, $47,517 and $108,931 of these guarantee fees have been amortized.

During the years ended February 28, 2010 and 2009, the Company sold fiberglass products totaling $30,575 and $83,550, respectively, to Tampa Fiberglass, Inc., a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

During the year ended February 28, 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense.

During the year ended February 28, 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock. A discount of $91,891 for imputed interest was recorded against the note receivable and is being amortized over one year.

During the year ended February 28, 2010, the Company advanced Public Acquisition Company, Inc. (“PAC”) monies for operations in the amount of $297,704. The monies are due on demand, uncollateralized and non-interest bearing.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. SEGMENT INFORMATION

The Company had two reportable segments during 2010 and 2009; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2010 and 2009 the Company has included segment reporting. As of February 28, 2010, the Company has classified the fiberglass segment as a discontinued operation, see note 14.

For the year ended February 28, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations	Fiberglass
				(discontinued operation)
Revenue	$2,349,285		2,349,285
Interest expense (income), net	$123,219	(22,506)	100,713
Depreciation	$249,024		249,024
Net income (loss)	$712,057	69,630	781,687	(70,156)
Property and equipment, net of accumulated depreciation	$3,259,954		3,259,954
Segment assets	$3,807,381	1,312,102	5,119,483

For the year ended February 28, 2009, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations	Fiberglass
				(discontinued operation)
Revenue	$2,307,666	0	2,307,666	277,188
Interest expense	$145,277	46,813	192,090	30,216
Depreciation	$252,703	403	253,106	115,243
Net (loss)	$(70,960)	(758,320)	(829,280)	(322,505)
Property and equipment, net of accumulated depreciation	$3,732,570		3,732,570	622,682
Segment assets	$4,000,705	18,852	4,019,557	673,285

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers ,as well as other parts manufacture by contract.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does not rely on any single customer, the loss of which would have a material adverse effect on the segment. However, this segment does generate a significant amount of revenues from sales and services provided to three different industries. For the year ended February 28, 2010, the construction industry accounted for approximately 18% of the segment’s revenues, while the industrial and mining industries accounted for approximately 27% and 52%, respectively, of the segment’s total revenues.

Although the division does not rely on a single customer, during the year ended February 28, 2010, two of the Company’s customers accounted for approximately 49% of total revenues. These customers were the Mosaic Company 41% and Solid Waste PBC for 8%.

14. DISCONTINUED OPERATIONS

During the year ended February 28, 2010, the Board of Directors of American Commerce Solutions, Inc. determined to divest the fiberglass manufacturing segment in favor of expansion of manufacturing, fabricating, erecting and construction operations.

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

On February 12, 2010, the Company dismissed our independent registered auditor, Pender Newkirk & Co, LLP of Tampa Florida (“PNC”). There were no disagreements between the Company and PNC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of PNC, would have caused PNC to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. PNC’s prior year audit report is included in the consolidated financial statements.

The Company engaged Peter Messineo, CPA of Palm Harbor Florida, as our new independent registered auditor on February 17, 2010. Prior to February 17, 2010, the Company did not consult with Mr. Messineo regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Mr. Messineo, or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at February 28, 2010, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of February 28, 2010 based on such criteria.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on their evaluation as of the end of the period covered by this report, management concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	75	Chairman of the Board and Director

Frank D. Puissegur	51	Chief Financial Officer and Director

Daniel L. Hefner	59	Chief Executive Officer, President and Director

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

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur and Robert Maxwell. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. The board of directors has determined that the audit committee does not have an independent “financial expert”; as such term is defined under federal securities law.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Daniel Hefner, President and Chief Executive Officer	2010 2009	150,000 150,000	— —	— —	— —	— —	150,000 150,000

Robert Maxwell, Chairman of the Board	2010 2009	150,000 150,000	— —	— —	— —	— —	150,000 150,000

Both Hefner and Maxwell were compensated over $100,000 for fiscal years 2010 and 2009.

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

EMPLOYMENT AGREEMENTS

The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provided for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. This agreement expired in 2004 and Mr. Hefner has served without agreement since that time. In 2006, the Compensation Committee recommended, and the Board of Directors approved, an increase in base salary to $150,000 annually, retroactive to June 2004.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2010, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2010, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2010, the Company has no options available for future issuance under this plan.

At February 28, 2010, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2010 and 2009 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2010, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2010, the number of stock options held on February 28, 2010 and the realizable gain of stock options that are “in-the-money.”

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Shares Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	120	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	120	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 26, 2010 of $0.0012 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2010, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	92,561,041	32.67%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000.0035	%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	36,946,360	13.04%

All Directors and Executive Officers as a Group (3 persons)(5)		46.05%

(**)	Less than 1%
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
(2)	In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes (a) 348,360 shares of Common Stock held by his spouse Barbara Maxwell, (b) 92,212,681 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Includes (a) 200,000 shares of Common Stock, which may be acquired pursuant to currently exercisable options (b) 36,946,360 shares of Common Stock held personally
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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2010 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	32.67%
Frank Puissegur	*
Daniel L. Hefner (2)	13.04%
All directors and executive officers as a group (3 persons)	46.05%
International Commerce and Finance (4)	32.54%

*	Less than 1%
(1)

Based upon 283,396,566 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.
(2)	Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 36,946,360 shares of Common Stock.
(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 92,212,681 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 92,212,681 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended February 28, 2010 and 2009, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2010 totaled $1,539,910. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the years ended February 28, 2010 and 2009, the Company issued 16,627,044 and 16,019,229 shares of common stock to a related party and related company, respectively, valued at $69,251 and $108,931, respectively, in exchange for guarantees of a note payable. As of February 28, 2010 and 2009, $47,517 and $108,931 of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During 2010 and 2009, we were billed by our accountants, Pender Newkirk & Company, approximately $78,200 and $68,000 for audit and review fees associated with our 10-K and 10-Q filings.

Non-Audit related fees

None

Tax Fees

During 2009 we were billed by our accountants, Bella, Hermida, Gillman, Hancock, & Mueller Certified Public Accountants approximately $4,500 to prepare our federal and state tax returns.

During 2010 we were billed by our accountants, Frank Puissegur, CPA approximately $4,5090 to prepare our federal and state tax returns.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

List of Exhibits

(a) The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index below:

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

3.1	Certificate of Incorporation of the Registrant, As amended as filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

3.2	By-Laws of the Registrant, as amended As filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.1	Form of Warrant Agreement As filed with the Registrant’s Form SB-2, on October 27, 1995, File No. 33-98486	N/A

4.2	Form of Warrant of the Registrant issued in the Registrant’s January 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.3	Form of Unit Purchase Option issued to Merit Capital Associates, Inc., as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.4	Form of 11% Convertible Subordinated Note of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486 Placement	N/A

4.5	Form of Warrant of the Registrant issued in the Registrant’s August 1995 Private Placement, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

4.6	Securities Purchase Agreement dated April 9, 1998, as filed with the Registrant’s Form 10KSB on June 13, 1999	N/A

4.7	Certificate of Designation of Series B Preferred Stock, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.8	Stockholders’ Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.9	Registration Rights Agreement dated April 9, 1998, As filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.10	Warrant Certificate issued to ULLICO, as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.11	Escrow Agreement as filed with the Registrant’s Form 10 KSB on June 13, 1999	N/A

4.12	Certificate of Designations of Series A Preferred Stock, as filed with the Registrant’s Form 10-KSB on June 11, 1998	N/A

4.13	Certificate of Designation of Series C Preferred Stock, As filed with the Registrant’s Form 10-KSB on June 12, 2000	N/A

4.14	Amendment to the Articles of Incorporation of JD American Workwear, Inc. for name change to American Commerce Solutions, Inc. and the increase in authorized shares, as filed with the Registrant’s Form10-KSB on June 14, 2001	N/A

10.2	Employment Agreement with Steven D. Smith, As filed with Registrant’s Form 10-KSB on July 19, 2001	N/A

10.3	Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.4	Form of Option Agreement under the Registrant’s 1995 Stock Option Plan, as filed with the Registrant’s Form SB-2 on October 27, 1995, File No. 33-98486	N/A

10.5	Employment Agreement with Norman Birmingham, As filed with Registrant’s Form 10-KSB on June 12, 2000 N/A

10.6	Consulting Agreement with Richard Sullivan, As filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.7	Option to Purchase Businesses between Registrant and International Commerce and Finance, Inc., As filed with Form 10-KSB on June 12, 2000	N/A

10.8	Stock Purchase Agreement between Registrant and Patina Corporation, as filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.9	Employment Agreement with David DeBaene January 1, 2001, as filed with Registrant’s Form 10-KSB on June 12, 2000	N/A

10.10	Asset Sale Agreement between Registrant and David N. Debaene June 1, 2001, as filed with Registrant’s Form 10-QSB on July 26, 2001	N/A

10.11	Stock Purchase Agreement between Registrant and Rhode Island truck and Equipment, Corp. October 31, 2001, as filed with Registrant’s Form 10-QSB on December 14, 2001	N/A

10.12	Employment Agreement with Daniel L. Hefner dated June 1, 2000, as filed with the Registrant’s Form 10-KSB on May 27, 2004	N/A

14	Code of Ethics, As filed with the Registrant’s Form 10-QSB on May 27, 2004	N/A

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Financial Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Executive Officer

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 1, 2010	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: June 1, 2010	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer