Form 10-Q
period 2010-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2010-07-13
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 283,653,040 shares of the Registrant’s $0.002 par value common stock outstanding as of June 28, 2010.

American Commerce Solutions, Inc.

Contents

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31, 2010	February 28, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$17,890	$10,289
Accounts receivable, net of allowance of $10,182 and $3,500, respectively	16,903	—
Accounts receivable, factored	50,608	62,233
Inventories	188,312	202,165
Note receivable, related party, net of unamortized discount of $0 and $20,709, respectively	1,009,792	989,084
Due from related party	561,644	556,231
Other receivables	32,844	25,999
Other current assets	—	—

Total current assets	1,877,993	321,226

Property and equipment, net of accumulated depreciation of $2,105,106 and $2,197,381, respectively	3,211,667	3,259,954

Prepaid loan costs paid with common stock	5,771	21,734
Other assets	10,910	13,528

	$5,106,341	$5,141,217

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,378,483	$1,296,668
Current portion of notes payable, related party	550,225	609,163
Accounts payable; including related party balances of $272,904 and $272,904, respectively	352,870	387,863
Accrued expenses	156,169	159,398
Accrued interest	340,784	316,543
Deferred revenue	—	14,097

Total current liabilities	2,778,531	2,783,732

Notes payable, net of current portion	12,733	35,473
Due to stockholders	1,598,010	1,539,910

Total Liabilities	4,389,274	4,359,115

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 283,918,566 and 283,918,566 shares issued; 283,396,566 and 283,396,566 shares outstanding, respectively	567,838	567,838
Additional paid-in capital	19,180,977	19,180,977
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,756,225)	(18,691,190)

Total stockholders’ equity	717,067	782,102

	$5,106,341	$5,141,217

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended May 31,
	2010	2009
Net sales	$655,314	$635,693

Cost of goods sold	321,491	317,713

Gross profit	333,823	317,980

Selling, general and administrative expenses	377,772	412,238

Loss from operations	(43,949)	(94,258)

Other income (expense):
Other	—	(410)
Interest expense	(47,771)	(48,144)
Interest income	26,685	—

Total other (expense)	(21,086)	(48,554)

Loss from continuing operations before income tax	$(65,035)	$(142,812)

Income taxes	—	—

Loss from continuing operations	$(65,035)	$(142,812)

Discontinued operations:
Loss from operation of discontinued fiberglass division (net of tax)	—	(70,156)

	—	(70,156)
Net income (loss) available to common stockholders	(65,035)	(212,968)

Net loss per common share from continuing operations	$(0.00)	$(0.00)

Net income (loss) per common share from discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	283,396,566	266,759,522

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended May 31, 2010 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2010	283,918,566	$567,838	3,944	$3

Net loss (unaudited)

Balance, May 31, 2010 (unaudited)	283,918,566	$567,838	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,180,977	$(10,000)	$(18,691,190)	$(265,526)	$782,102
		(65,035)		(65,035)

$19,180,977	$(10,000)	$(18,756,225)	$(265,526)	$717,067

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended May 31,
	2010	2009
Operating activities:
Net income (loss)	$(65,035)	$(1,151,785)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	48,287	391,568
Amortization of loan costs	15,963	108,931
Amortization of discount on notes receivable	(20,708)	—
Loss (gain) on sale of equipment	—	(18,168)
Decrease (increase) in allowance for doubtful accounts	6,682	(1,104)
(Increase) decrease in:
Accounts receivables	(23,585)	20,012
Inventories	13,853	(6,506)
Other assets	2,618	37,521
Increase (decrease) in:
Accounts payable and accrued expenses	(7,882)	256,007
Deferred income	(14,097)	(25,370)

Net cash used by operating activities	(43,904)	(388,894)

Investing activities:
(Increase) decrease in other receivables	(12,258)	21,267
Proceeds from sale of property and equipment	—	8,000
Acquisition of property and equipment	—	(35,182)

Net cash used by investing activities	(12,258)	(5,915)

Financing activities:
Increase in bank overdraft	—	(6,571)
(Increase) decrease in due from factor	5,000	6,548
Proceeds from notes payable and long-term debt	(10,962)	393,683
Principal payments on notes payable	11,625	(236,666)
Increase in due to stockholders	58,100	232,400

Net cash provided by financing activities	63,763	389,394

Net increase (decrease) in cash	7,601	(5,415)

Cash, beginning of period	10,289	6,461

Cash, end of period	$17,890	$1,046

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$7,567	$154,962

During the three months ended May 31, 2010 and 2009, the Company increased notes payable by $6,099 and $6,099, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of May 31, 2010 and for the

Three Months Ended May 31, 2010 and 2009

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

This statement is effective as of the beginning March 1, 2010, the adoption of which did not have a material impact on its financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Stock Based Compensation

At May 31, 2010, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2010 and 2009.

4. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $43,100 of cash in operations for the three months ended May 31, 2010. The Company recorded losses from continuing operations of approximately $65,000 for the three months ended May 31, 2010. Current liabilities exceed current assets by approximately $900,500 at May 31, 2010. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

5. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2010 and 2009, (b) the financial position at May 31, 2010, and (c) cash flows for the three month periods ended May 31, 2010 and 2009, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2010. The results of operations for the three month period ended May 31, 2010 are not necessarily indicative of those to be expected for the entire year.

6. Accounts Receivable, Factored

During the three months ended May 31, 2010, the Company factored receivables of approximately $508,990. In connection with the factoring agreement, the Company incurred fees of approximately $17,100 during the three months ended May 31, 2010. As of May 31, 2010 and February 28, 2010, certain customers had remitted $0 and $9,581, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Inventory

Inventory consists of the following:

	May 31, 2010	February 28, 2010
Work-in process	$9,041	$6,360
Raw materials		9,000
Finished goods	179,271	186,805

Total inventory	$188,312	$202,165

8. Segment Information

The Company had two reportable segments during 2010 and 2009; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three months ended May 31, 2010 and 2009 the Company has included segment reporting.

For the three months ended May 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$655,314	$			$655,314
Interest expense	$35,311	$		$12,460	$47,771
Depreciation	$48,287	$	$		$48,287
Net income	$60,529	$		$(125,564)	$(65,035)
Property and equipment, net of accumulated depreciation	$3,211,667	$	$		$3,211,667

For the three months ended May 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$635,693	$57,834			$693,527
Interest expense, net	$36,411	$8,524		$11,733	$56,668
Depreciation	$60,479	$27,604	$		$88,083
Net income (loss)	$45,074	$(70,156)		$(187,886)	$(212,968)
Property and equipment, net of accumulated depreciation	$3,658,181	$595,078	$		$4,253,259

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

9. Related Party Transactions

During the three months ended May 31, 2010 and 2009, two executives who are stockholders of the Company deferred approximately $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2010 and February 28, 2010, totaled $1,598,010 and $1,539,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2011 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2010 and 2009. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operated in the manufacturing segment during the three months ended May 31, 2010 and two subsidiaries that operating in the manufacturing and the fiberglass segment during the three months ended May 31, 2009. Effective June 1, 2009, the Company sold its fiberglass subsidiary, so only operations through May 31, 2009 have been included in the three month analysis. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2010 AND 2009.

Consolidated

The Company’s consolidated net sales increased to $655,314 for the three months ended May 31, 2010, an increase of $19,621 or 3%, from $635,693 for the three months ended May 31, 2009.

Gross profit for the consolidated operations increased to $333,823 for the three months ended May 31, 2010 from $317,980 for the three months ended May 31, 2009. Gross profit as a percentage of sales was 51% and 50% for the three month periods ended May 31, 2010 and 2009, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense for the three months ended May 31, 2010 was $47,771 as compared to $48,144 for same period in 2009 for a decrease of $373 or .7%.

Consolidated interest income for the three months ended May 31, 2010 was $26,685 compared to $0 for the same period in 2009. The increase in interest income is due to the Company issuing a note receivable on June 1, 2009 in connection with the sale of the fiberglass subsidiary and recording interest income.

Selling, general and administrative expenses decreased to $377,772 for the three months ended May 31, 2010 as compared to $412,238 for the three months ended May 31, 2009, a decrease of $34,466 or 8%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss from continuing operations of $65,035 for the three months ended May 31, 2010 compared to a loss of $142,812 for the three months ended May 31, 2009. The decrease in the consolidated net loss from continuing operations is primarily due to the increase in gross profit margin, decrease in general and administrative expenses and decrease in interest expense, net. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $655,314 for the three months ended May 31, 2010 compared to $635,693 for the three months ended May 31, 2009. The machining operations provided $164,759 or 25% of net sales with parts and service providing $490,555 or 75% of net sales for the three months ended May 31, 2010 as compared to machining operations contributing $194,544 or 31% of net sales with parts and service providing $441,149 or 69% of net sales for the three months ended May 31, 2009.

Gross profit from the International Machine and Welding, Inc. was $333,823 for the three months ended May 31, 2010 compared to $317,980 for the same period in 2009 providing gross profit margins of 51% and 50%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $243,395 for the three months ended May 31, 2010 compared to $236,085 for the three months ended May 31, 2009.

Interest expense, net was $35,311 for the three months ended May 31, 2010 compared to $36,411 for the same period ended 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended May 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2010 and 2009, the Company used net cash from operating activities of $43,904 and $388,894, respectively. The decrease in cash used from operating activities is mainly due to the sale of the fiberglass subsidiary.

During the three months ended May 31, 2010 and 2009, the Company used cash for investing activities of $12,258 and $5,915, respectively. The increase in net cash used by investing activities is primarily due to the increase in other receivables.

During the three months ended May 31, 2010 and 2009, the Company provided cash from financing activities of $63,763 and $389,394, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the three months ended May 31, 2010.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through May 31, 2010. As of May 31, 2010, working capital deficit was $900,538. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company. Also, a significant portion of the debt is owed to the officers, directors and affiliates of the Company. In the event that ongoing attempts to raise additional capital are unsuccessful, we expect to be able to negotiate conversion of a substantial portion of these obligations into equity. Additionally, the Company sold its fiberglass subsidiary creating a note receivable from which the Company expects to offset a portion of these notes payable during the Company’s second fiscal quarter of the fiscal year beginning March 1, 2010.

As of February 28, 2010, the Company has had significant losses since inception, negative cash flows from operations and current assets exceed current liabilities. In view of these matters, recoverability of recorded asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to reverse negative operating trends, raise additional capital and obtain financing. There can be no assurance that the Company will be successful at achieving its financing goals at reasonably commercial terms, if at all and therefore, our auditors have concluded that there is a substantial doubt about our ability to continue as a going concern opinion. Management has revised its business strategy to include the manufacture of additional products. Although management has reduced debt, new financing to finance operations and to facilitate additional production is still being sought. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending May 31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after May 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended May 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $1,052,309 of notes payable. The amount of principal payments in arrears was $699,722, with an additional amount of $352,587 of interest due at May  31, 2010. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. RESERVED

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1 Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of the CFO pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification of the CEO pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K – None.

(c) S-8 Filings included by reference

(d) Employee Stock Option Plan and Non Employee Directors and Consultants Retainer Plan for 2004 included by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 13, 2010	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: July 13, 2010	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer