Form 10-Q
period 2010-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2010-10-15
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

There were 329,426,050 shares of the Registrant’s $0.002 par value common stock outstanding as of October 11, 2010.

American Commerce Solutions, Inc.

Contents

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31, 2010	February 28, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$15,153	$10,289
Accounts receivable, net of allowance of $0 and $3,500, respectively	45,712	—
Accounts receivable, factored	26,804	62,233
Inventories	189,287	202,165
Note receivable, related party, net of unamortized discount of $0 and $20,709, respectively	1,009,792	989,084
Due from related party	561,644	556,231
Other receivables	41,007	25,999

Total current assets	1,889,399	321,226

Property and equipment, net of accumulated depreciation of $2,153,392 and $2,197,381, respectively	3,163,380	3,259,954

Prepaid loan costs paid with common stock	55,118	21,734
Other assets	15,273	13,528

	$5,123,170	$5,141,217

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,321,608	$1,296,668
Current portion of notes payable, related party	623,116	609,163
Accounts payable; including related party balances of $93,241 and $272,904, respectively	319,616	387,863
Accrued expenses	174,110	159,398
Accrued interest	365,069	316,543
Deferred revenue	—	14,097

Total current liabilities	2,803,519	2,783,732

Notes payable, net of current portion	4,344	35,473
Due to stockholders	1,656,110	1,539,910

Total Liabilities	4,463,973	4,359,115

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 329,691,576 and 283,918,566 shares issued; 329,169,576 and 283,396,566 shares outstanding, respectively	659,384	567,838
Additional paid-in capital	19,155,574	19,180,977
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,880,238)	(18,691,190)

Total stockholders’ equity	659,197	782,102

	$5,123,170	$5,141,217

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Net sales	$538,135	$549,477	$1,193,449	$1,185,170

Cost of goods sold	259,743	277,114	581,234	594,827

Gross profit	278,392	272,363	612,215	590,343

Selling, general and administrative expenses	355,250	395,544	733,022	807,782

Loss from operations	(76,858)	(123,181)	(120,807)	(217,439)

Other income (expense):
Other	—	(13,242)	—	(13,652)
Interest income	749	—	27,434	—
Interest expense	(47,904)	(17,650)	(95,675)	(65,794)

Total other (expense)	(47,155)	(30,892)	(68,241)	(79,446)
Loss from continuing operations before income tax	$(124,013)	$(154,073)	$(189,048)	$(296,885)
Income taxes	—	—	—	—

Loss from continuing operations	$(124,013)	$(154,073)	$(189,048)	$(296,885)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	—	1,339,172	—	1,339,172
Loss from operation of discontinued fiberglass division (net of tax)	—	—	—	(70,156)

	—	1,339,172	—	1,269,016
Net income (loss) available to common stockholders	(124,013)	1,185,099	(189,048)	972,131

Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Net income (loss) per common share from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	313,238,529	277,422,518	298,322,548	272,101,020

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended August 31, 2010 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2010	283,918,566	$567,838	3,944	$3
Common shares issued for guaranty (unaudited)	22,886,505	45,773
Common shares issued for pledge of assets (unaudited)	22,886,505	45,773
Net loss (unaudited)

Balance, August 31, 2010 (unaudited)	329,691,576	$659,384	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,180,977	$(10,000)	$(18,691,190)	$(265,526)	$782,102
(12,702)				33,071
(12,701)				33,072
		(189,048)		(189,048)

$19,155,574	$(10,000)	$(18,880,238)	$(265,526)	$659,197

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended August 31,
	2010	2009
Operating activities:
Net income (loss)	$(189,048)	$972,131
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	96,574	143,204
Amortization of loan costs	32,759	—
Amortization of discount on notes receivable	(20,708)	(29,187)
Amortization of stock for services		11,541
Gain on sale of fiberglass division	—	(1,339,172)
Loss on sale of equipment		13,719
Decrease in allowance for doubtful accounts	6,682	224
(Increase) decrease in:
Accounts receivables	(52,394)	(14,885)
Inventories	12,878	(19,931)
Other assets	(1,745)	(30,723)
Increase (decrease) in:
Accounts payable and accrued expenses	7,189	44,659
Deferred income	(14,097)	17,057

Net cash used by operating activities	(121,910)	(231,363)

Investing activities:
Increase in other receivables	(20,421)	(7,900)
Proceeds from sale of property and equipment	—	13,500

Net cash (used) provided by investing activities	(20,421)	5,600

Financing activities:
Increase in bank overdraft	—	10,729
Decrease in due from factor	35,429	12,614
Proceeds from notes payable and long-term debt	75,577	133,524
Principal payments on notes payable	(80,011)	(33,151)
Increase in due to stockholders	116,200	116,200

Net cash provided by financing activities	147,195	239,916

Net increase in cash	4,864	14,153

Cash, beginning of period	10,289	1,046

Cash, end of period	$15,153	$15,199

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$7,567	$32,698

During the six months ended August 31, 2010 and 2009, the Company increased notes payable by $12,198 and $12,198, respectively for an accrual of interest.

During the six months ended August 31, 2010 and 2009, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,143 and $69,251, respectively, in exchange for guarantees of a note payable. As of August 31, 2010 and 2009, $16,795 and $11,541, respectively, of these guaranty fees have been amortized.

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

As of August 31, 2010 and for the

Three and Six Months Ended August 31, 2010 and 2009

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

3. Stock Based Compensation

At August 31, 2010, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and six months ended August 31, 2010 and 2009.

4. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $121,900 of cash in operations for the six months ended August 31, 2010. The Company recorded losses from continuing operations of approximately $189,000 for the six months ended August 31, 2010. Current liabilities exceed current assets by approximately $914,100 at August 31, 2010. Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

5. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2010 and 2009, (b) the financial position at August 31, 2010, and (c) cash flows for the six month periods ended August 31, 2010 and 2009, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2010. The results of operations for the three and six month periods ended August 31, 2010 are not necessarily indicative of those to be expected for the entire year.

6. Accounts Receivable, Factored

During the three and six months ended August 31, 2010, the Company factored receivables of approximately $347,000 and $856,000, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $8,400 and $25,500 during the three and six months ended August 31, 2010. As of August 31, 2010 and February 28, 2010, certain customers had remitted $11,915 and $9,581, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Inventory

Inventory consists of the following:

	August 31, 2010	February 28, 2010
Work-in process	$6,824	$6,360
Raw materials		9,000
Finished goods	182,463	186,805

Total inventory	$189,287	$202,165

8. Segment Information

The Company had two reportable segments during 2010 and 2009; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and six months ended August 31, 2010 and 2009 the Company has included segment reporting.

For the three months ended August 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$538,135	$			$538,135
Interest expense, net	$29,997	$		$(9,527)	$20,470
Depreciation	$48,287	$	$		$48,287
Net income (loss)	$41,834	$		$(165,847)	$(124,013)
Property and equipment, net of accumulated depreciation	$3,163,380	$	$		$3,163,380

For the six months ended August 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,193,449	$			$1,193,449
Interest expense, net	$65,307	$		$2,934	$68,241
Depreciation and amortization	$96,574	$	$		$96,574
Net income (loss)	$102,363	$		$(291,411)	$(189,048)

For the three months ended August 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$549,477	$			$549,477
Interest expense, net	$34,761	$		$(17,111)	$17,650
Depreciation	$55,121	$	$		$55,121
Net income (loss)	$9,070	$		$1,176,029	$1,185,099
Property and equipment, net of accumulated depreciation	$3,349,830	$	$		$3,349,830

For the six months ended August 31, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,185,170	$57,834			$1,243,004
Interest expense	$71,172	$8,704		$(5,378)	$74,498
Depreciation and amortization	$115,600	$27,604	$		$143,204
Net income	$54,144	$(70,156)		$988,143	$972,131

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

9. Related Party Transactions

During the six months ended August 31, 2010 and 2009, two executives who are stockholders of the Company deferred approximately $116,200 and $116,200, respectively, of compensation earned during the period. The balance due to stockholders at August 31, 2010 and February 28, 2009, totaled $1,656,110 and $1,539,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

During the six months ended August 31, 2010 and 2009, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,142 and $69,251, respectively, in exchange for guarantees of a note payable. As of August 31, 2010 and 2009, $34,108 and $11,541, respectively, of these guaranty fees have been amortized.

During the six months ended August 31, 2009, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense for the three and six months ending August 31, 2009. As of August 31, 2010, the note has not been satisfied. The maturity date has been extended by PAC and is payable, in cash or stock, on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

10. Discontinued Operations

During the quarter ended August 31, 2009, the Board of Directors of American Commerce Solutions, Inc. determined to divest the Company of the fiberglass manufacturing operations in favor of expansion of manufacturing, fabricating, erecting and construction operations. The Company has completed negotiations with a related party to purchase the fiberglass manufacturing operations

On September 29, 2009, American Commerce Solutions, Inc. (“ACS”) entered into an agreement with Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass subsidiary and a shareholder of the Company, to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities. The transaction resulted in a gain on the sale of $1,339,172, which has been recorded in the statement of operations as Gain on the Sale of Discontinued Operations. A discount of $91,891 for imputed interest was recorded against the note receivable and is being amortized over one year.

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

11. Notes Payable

During the six months ended August 31, 2009, the Company entered into a refinancing agreement with a financial institution to refinance $692,516 at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012 The note is secured by all of the Company’s fixed assets, and 1,000,000 shares of the Company’s common stock. The note contains a due on demand clause and is therefore reflected as a current liability on the accompanying Consolidated Balance Sheet.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2010 and 2009. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operated in the manufacturing segment during the three and six months ended August 31, 2010 and two subsidiaries that operating in the manufacturing and the fiberglass segment during the three and six months ended August 31, 2009. Effective June 1, 2009, the Company sold its fiberglass subsidiary, so only operations through May 31, 2009 have been included in the six month analysis. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2010 AND 2009.

Consolidated

The Company’s consolidated net sales decreased to $538,135 for the three months ended August 31, 2010, a decrease of $11,342 or 2%, from $549,477 for the three months ended August 31, 2009.

Gross profit for the consolidated operations increased to $278,392 for the three months ended August 31, 2010 from $272,363 for the three months ended August 31, 2009. Gross profit as a percentage of sales was 52% and 50% for the three month periods ended August 31, 2010 and 2009, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense for the three months ended August 31, 2010 was $47,904 as compared to $46,837 for same period in 2009.

Consolidated interest income for the three months ended August 31, 2010 was $749 compared to $22,259 for the same period in 2009. The interest income from 2009 was a result of the sale of the fiberglass subsidiary.

Selling, general and administrative expenses decreased to $355,250 for the three months ended August 31, 2010 as compared to $395,544 for the three months ended August 31, 2009, a decrease of $40,294 or 10%. The decrease in selling, general and administrative expenses is due to better control over costs and a reduction in the sales force.

The Company incurred a net consolidated loss from continuing operations of $124,013 for the three months ended August 31, 2010 compared to a loss of $154,073 for the three months ended August 31, 2009. The decrease in the consolidated net loss from continuing operations is primarily due to the increase in gross profit margin and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $538,135 for the three months ended August 31, 2010 compared to $549,477 for the three months ended August 31, 2009. The machining operations provided $176,841 or 33% of net sales with parts and service providing $361,294 or 67% of net sales for the three months ended August 31, 2010 as compared to machining operations contributing $155,037 or 28% of net sales with parts and service providing $394,440 or 72% of net sales for the three months ended August 31, 2009.

Gross profit from the International Machine and Welding, Inc. was $278,392 for the three months ended August 31, 2010 compared to $272,363 for the same period in 2009 providing gross profit margins of 52% and 50%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $201,149 for the three months ended August 31, 2010 compared to $239,242 for the three months ended August 31, 2009. The decrease in selling, general and administrative expenses of $39,093 or 16% is primarily due to better control over costs and a reduction in the sales force.

Interest expense, net was $35,410 for the three months ended August 31, 2010 compared to $34,761 for the same period ended 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended August 31, 2010.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2010 AND 2009.

Consolidated

The Company’s consolidated net sales increased to $1,193,449 for the six months ended August 31, 2010, an increase of $8,279 or 1%, from $1,185,170 for the six months ended August 31, 2009.

Gross profit for the consolidated operations increased to $612,215 for the six months ended August 31, 2009 from $590,343 for the six months ended August 31, 2009. Gross profit as a percentage of sales was 51% and 50% for the six month periods ended August 31, 2010 and 2009, respectively.

Consolidated interest income for the six months ended August 31, 2010 was $27,434 as compared to $29,255 for same period in 2009.

Consolidated interest expense for the six months ended August 31, 2010 was $95,675 as compared to $94,981 for same period in 2009.

Selling, general and administrative expenses decreased to $733,022 for the six months ended August 31, 2010 as compared to $807,782 for the six months ended August 31, 2009, a decrease of $74,760 or 9%. Overall, the decrease is due to a decrease in accounting and audit fees.

The Company incurred a net consolidated loss from continuing operations of $189,048 for the six months ended August 31, 2010 compared to a loss of $296,885 for the six months ended August 31, 2009. The decrease in the consolidated net loss from continuing operations is primarily due to the net of the increase in revenues and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,931,449 for the six months ended August 31, 2010 compared to $1,185,170 for the six months ended August 31, 2009. The machining operations provided $341,600 or 29% of net sales with parts and service providing $851,849 or 71% of net sales for the six months ended August 31, 2009 as compared to machining operations contributing $349,581 or 29% of net sales with parts and service providing $835,589 or 71% of net sales for the six months ended August 31, 2008.

Gross profit from the International Machine and Welding, Inc. was $612,215 for the six months ended August 31, 2010 compared to $590,343 for the same period in 2009 providing gross profit margins of 51% and 50%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $444,544 for the six months ended August 31, 2010 compared to $475,327 for the six months ended August 31, 2009. There was an overall decrease in selling, general and administrative expenses of $30,783 or 6%, which was mainly the result of a reduction in the sales force.

Interest expense was $70,721 for the six months ended August 31, 2010 compared to $71,172 for the same period ended 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended August 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2010 and 2009, the Company used net cash from operating activities of $121,910 and $231,363, respectively. The decrease in cash used from operating activities is mainly due to the sale of the fiberglass subsidiary.

During the six months ended August 31, 2010 and 2009, the Company used cash for investing activities of $20,421 and $5,600, respectively. The increase in net cash used by investing activities is primarily due to the increase in other receivables.

During the six months ended August 31, 2010 and 2009, the Company provided cash from financing activities of $147,195 and $239,916, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the six months ended August 31, 2010.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through August 31, 2010. As of August 31, 2010, working capital deficit was $914,120. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company. Also, a significant portion of the debt is owed to the officers, directors and affiliates of the Company. In the event that ongoing attempts to raise additional capital are unsuccessful, we expect to be able to negotiate conversion of a substantial portion of these obligations into equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending August 31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after August 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $1,069,000 of notes payable. The amount of principal payments in arrears was $699,722, with an additional amount of $369,278 of interest due at August 31, 2010. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 13, 2010	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President

Date: October 13, 2010	By:	/s/ Frank D. Puissegur
Frank D. Puissegur,
CFO and Chief Accounting Officer