Form 10-Q
period 2010-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2011-01-18
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________to__________

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

There were 329,374,576 shares of the Registrant’s $0.002 par value common stock outstanding as of January 5, 2011.

American Commerce Solutions, Inc.

Contents

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2010	February 28, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash	$31,427	$10,289
Accounts receivable, net of allowance of $0 and $3,500, respectively	26,331	—
Accounts receivable, factored	9,881	62,233
Inventories	193,786	202,165
Note receivable, related party, net of unamortized discount of $0 and $20,709, respectively	1,009,792	989,084
Due from related party	561,644	556,231
Other receivables	49,726	25,999

Total current assets	1,882,587	321,226

Property and equipment, net of accumulated depreciation of $2,201,868 and $2,197,381, respectively	3,119,948	3,259,954

Prepaid loan costs paid with common stock	38,583	21,734
Other assets	15,273	13,528
	$5,056,391	$5,141,217

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,311,969	$1,296,668
Current portion of notes payable, related party	646,631	609,163
Accounts payable; including related party balances of $93,241 and $272,904, respectively	298,632	387,863
Accrued expenses	147,815	159,398
Accrued interest	387,961	316,543
Deferred revenue	—	14,097
Total current liabilities	2,793,008	2,783,732
Notes payable, net of current portion	10,406	35,473
Due to stockholders	1,714,210	1,539,910

Total Liabilities	4,517,624	4,359,115

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 329,691,576 and 283,918,566 shares issued; 329,169,576 and 283,396,566 shares outstanding, respectively	659,384	567,838
Additional paid-in capital	19,155,574	19,180,977
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,000,668)	(18,691,190)
Total stockholders’ equity	538,767	782,102
	$5,056,391	$5,141,217

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Net sales	$480,511	$644,256	$1,673,960	$1,829,426

Cost of goods sold	212,425	330,652	793,659	925,479

Gross profit	268,086	313,604	880,301	903,947

Selling, general and administrative expenses	346,123	406,056	1,079,145	1,213,838

Loss from operations	(78,037)	(92,452)	(198,844)	(309,891)
Other income (expense):
Other	—	242	—	(13,410)
Interest income	873	30,218	28,307	59,405
Interest expense	(43,266)	(50,311)	(138,941)	(145,292)
Total other (expense)	(42,393)	(19,851)	(110,634)	(99,297)
Loss from continuing operations before income tax	$(120,430)	$(112,303)	$(309,478)	$(409,188)
Income taxes	—	—	—	—
Loss from continuing operations	$(120,430)	$(112,303)	$(309,478)	$(409,188)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	—	—	—	1,339,172
Loss from operation of discontinued fiberglass division (net of tax)	—	—	—	(70,156)
	—	—	—	1,269,016
Net income (loss) available to common stockholders	(120,430)	(112,303)	(309,478)	859,828
Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)
Net income (loss) per common share from discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	329,159,576	283,396,566	308,530,110	275,838,819

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended November 30, 2010 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2010	283,918,566	$567,838	3,944	$3
Common shares issued for guaranty (unaudited)	22,886,505	45,773
Common shares issued for pledge of assets (unaudited)	22,886,505	45,773
Net loss (unaudited)
Balance, November 30, 2010 (unaudited)	329,691,576	$659,384	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,180,977	$(10,000)	$(18,691,190)	$(265,526)	$782,102
(12,702)				33,071
(12,701)				33,072
		(309,478)		(309,478)

$19,155,574	$(10,000)	$(19,000,668)	$(265,526)	$538,767

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended November 30,
	2010	2009
Operating activities:
Net income (loss)	$(309,478)	$859,828
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	140,006	196,878
Amortization of loan costs	49,294	28,854
Amortization of discount on notes receivable	(20,708)	(57,759)
Gain on sale of fiberglass division	—	(1,339,172)
Loss on sale of equipment	—	13,410
Decrease in allowance for doubtful accounts	6,682	224
(Increase) decrease in:
Accounts receivables	(33,013)	(3,638)
Inventories	8,379	(29,046)
Other assets	(1,745)	(37,798)
Increase (decrease) in:
Accounts payable and accrued expenses	(11,165)	70,923
Deferred income	(14,097)	17,057
Net cash used by operating activities	(185,845)	(280,239)

Investing activities:
Increase in other receivables	(29,140)	(8,005)
Acquisition of property and equipment		(22,642)

Proceeds from sale of property and equipment	—	20,507
Net cash (used) provided by investing activities	(29,140)	(10,140)

Financing activities:
Increase in bank overdraft	—	3,527
Decrease in due from factor	52,352	4,840
Proceeds from notes payable and long-term debt	121,302	188,069
Principal payments on notes payable	(111,831)	(70,642)
Increase in due to stockholders	174,300	174,300
Net cash provided by financing activities	236,123	300,094

Net increase in cash	21,138	9,715
Cash, beginning of period	10,289	1,046

Cash, end of period	$31,427	$10,761
Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$18,229	$50,854

During the nine months ended November 30, 2010 and 2009, the Company increased notes payable by $18,231 and $18,231, respectively for an accrual of interest.

During the nine months ended November 30, 2010 and 2009, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,143 and $69,251, respectively, in exchange for guarantees of a note payable. As of November 30, 2010 and 2009, $49,294 and $28,854, respectively, of these guaranty fees have been amortized.

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
As of November 30, 2010 and for the
Three and Nine Months Ended November 30, 2010 and 2009
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

3. Stock Based Compensation

At November 30, 2010, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and nine months ended November 30, 2010 and 2009.

4. Going Concern

The Company has incurred substantial operating losses since inception and has used approximately $185,800 of cash in operations for the nine months ended November 30, 2010. The Company recorded losses from continuing operations of approximately $309,500 for the nine months ended November 30, 2010. Current liabilities exceed current assets by approximately $910,421 at November 30, 2010.  Additionally, the Company is in default on several notes payable. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

5. Basis of Presentation

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2010 and 2009, (b) the financial position at November 30, 2010, and (c) cash flows for the nine month periods ended November 30, 2010 and 2009, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2010. The results of operations for the three and nine month periods ended November 31, 2010 are not necessarily indicative of those to be expected for the entire year.

6. Accounts Receivable, Factored

During the three and nine months ended November 30, 2010, the Company factored receivables of approximately $197,700 and $1,053,700, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $9,400 and $34,900 during the three and nine months ended November 30, 2010. As of November 30, 2010 and February 28, 2010, certain customers had remitted $2,620 and $9,581, respectively, to the Company on factored receivables; the Company recorded this amount as due to the factor and it is included in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two directors and collateralized by the Company’s inventory and fixed assets.

7. Inventory

Inventory consists of the following:

	November 30, 2010	February 28, 2010
Work-in process	$4,381	$6,360
Raw materials		9,000
Finished goods	178,081	186,805

Total inventory	$193,786	$202,165

8. Segment Information

The Company had two reportable segments during 2010 and 2009; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the three and nine months ended November 30, 2010 and 2009 the Company has included segment reporting.

For the three months ended November 30, 2010, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$480,511	$			$480,511
Interest expense, net	$30,909	$		$11,484	$42,393
Depreciation	$43,432	$	$		$43,432
Net income (loss)	$32,243	$		$(152,673)	$(120,430)
Property and equipment, net of accumulated depreciation	$3,119,948	$	$		$3,119,948

For the nine months ended November 30, 2010, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,673,960		$		$1,673,960
Interest expense, net	$96,216	$		$14,418	$110,634
Depreciation and amortization	$140,006	$	$		$140,006
Net income (loss)	$134,606	$		$(444,084)	$(309,478)

For the three months ended November 30, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$644,256		$		$644,256
Interest expense, net	$24,726	$		$(4,633)	$20,093
Depreciation	$53,366	$	$		$53,366
Net income (loss)	$15,946	$		$(128,249)	$(112,303)
Property and equipment, net of accumulated depreciation	$3,312,100	$	$		$3,312,100

For the nine months ended November 30, 2009, information regarding operations by segment is as follows:

	Manufacturing	Fiberglass	Other		Total
		(discontinued operation)
Revenue	$1,829,426	$57,834			$1,887,260
Interest expense	$95,898	$8,704		$(10,011)	$94,591
Depreciation and amortization	$168,966	$27,604	$		$196,570
Net income	$70,090	$(70,156)		$859,894	$859,828

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service. Segment 2, fiberglass, consists of Chariot Manufacturing Company and derives its revenues from the manufacture, sale and service of fiberglass trailers, as well as other parts manufacture by contract.

9. Related Party Transactions

During the nine months ended November 30, 2010 and 2009, two executives who are stockholders of the Company deferred approximately $174,300 and $174,300, respectively, of compensation earned during the period. The balance due to stockholders at November 30, 2010 and February 28, 2009, totaled $1,714,210 and $1,539,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms, however, the Company does not expect to repay these amounts within the next year.

During the nine months ended November 30, 2010 and 2009, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,142 and $69,251, respectively, in exchange for guarantees of a note payable. As of November 30, 2010 and 2009, $32,759 and $28,854, respectively, of these guaranty fees have been amortized.

During the nine months ended November 30, 2009, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense for the three and nine months ending November 30, 2009. As of November 30, 2010, the note has not been satisfied. The maturity date has been extended by PAC and is payable, in cash or stock, on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

10. Discontinued Operations

During the quarter ended August 31, 2009, the Board of Directors of American Commerce Solutions, Inc. determined to divest the Company of the fiberglass manufacturing operations in favor of expansion of manufacturing, fabricating, erecting and construction operations. The Company has completed negotiations with a related party to purchase the fiberglass manufacturing operations

On September 29, 2009, American Commerce Solutions, Inc. (“ACS”) entered into an agreement with Public Acquisition Company, Inc. (“PAC”) which is owned by the President of the Fiberglass subsidiary and a shareholder of the Company, to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock, and the assumption of $1,102,291 of liabilities. The transaction resulted in a gain on the sale of $1,339,172, which has been recorded in the statement of operations as Gain on the Sale of Discontinued Operations. A discount of $91,891 for imputed interest was recorded against the note receivable and has been fully amortized at November 30, 2010.

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

11. Notes Payable

During the nine months ended November 30, 2009, the Company entered into a refinancing agreement with a financial institution to refinance $692,516 at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012 The note is secured by all of the Company’s fixed assets, and 1,000,000 shares of the Company’s common stock. The note contains a due on demand clause and is therefore reflected as a current liability on the accompanying Consolidated Balance Sheet.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2010 and 2009. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiaries. This section should be read in conjunction with the consolidated financial statements and the related notes.

RESULTS OF OPERATIONS

The Company owns one subsidiary that operated in the manufacturing segment during the three and nine months ended November 30, 2010 and two subsidiaries that operating in the manufacturing and the fiberglass segment during the three and nine months ended November 30, 2009. Effective June 1, 2009, the Company sold its fiberglass subsidiary, so only operations through May 31, 2009 have been included in the nine month analysis. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009.

Consolidated

The Company’s consolidated net sales decreased to $480,511 for the three months ended November 30, 2010, a decrease of $163,745 or 25%, from $644,256 for the three months ended November 30, 2009.  The decrease is primarily the result of a decrease in sales to one customer by about 33% due to a temporary shutdown.  The remaining decrease is due to the downturn in the economy.

Gross profit for the consolidated operations decreased to $268,086 for the three months ended November 30, 2010 from $313,604 for the three months ended November 30, 2009. Gross profit as a percentage of sales was 56% and 49% for the three month periods ended November 30, 2010 and 2009, respectively. The increase in gross profit was due to a higher gross profit margin related to International Machine and Welding, Inc.’s product mix.

Consolidated interest expense for the three months ended November 30, 2010 was $43,266 as compared to $50,311 for same period in 2009.  The decrease in consolidated interest expense was primarily due to decrease in debt.

Consolidated interest income for the three months ended November 30, 2010 was $873 compared to $30,218 the same period in 2009.  The decrease in consolidated interest income is due to the interest on the sale of Chariot.

Selling, general and administrative expenses decreased to $346,123 for the three months ended November 30, 2010 as compared to $406,056 for the three months ended November 30, 2009, a decrease of $59,933 or 15%. The decrease in selling, general and administrative expenses is due to better control over costs and a reduction in the sales force.

The Company incurred a net consolidated loss from continuing operations of $120,430 for the three months ended November 30, 2010 compared to a loss of $112,303 for the three months ended November 30, 2009. The decrease in the consolidated net loss from continuing operations is primarily due to the increase in gross profit margin and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $480,511 for the three months ended November 30, 2010 compared to $644,256 for the three months ended November 30, 2009. The machining operations provided $160,414 or 33% of net sales with parts and service providing $320,097 or 67% of net sales for the three months ended November 30, 2010 as compared to machining operations contributing $138,717 or 22% of net sales with parts and service providing $505,538 or 78% of net sales for the three months ended November 30, 2009.

Gross profit from the International Machine and Welding, Inc. was $268,086 for the three months ended November 30, 2010 compared to $313,604 for the same period in 2009 providing gross profit margins of 56% and 49%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $204,935 for the three months ended November 30, 2010 compared to $249,225 for the three months ended November 30, 2009. The decrease in selling, general and administrative expenses of $44,290 or 18% is primarily due to better control over costs and a reduction in the sales force.

Interest expense, net was $30,909 for the three months ended November 30, 2010 compared to $24,726 for the same period ended 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the three months ended November 30, 2010.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2010 AND 2009.

Consolidated

The Company’s consolidated net sales decreased to $1,673,960 for the nine months ended November 30, 2010, a decrease of $155,466 or 8%, from $1,829,426 for the nine months ended November 30, 2009.   The decrease is primarily the result of a decrease in sales to one customer by about 33% due to a temporary shutdown.  The remaining decrease is due to the downturn in the economy.

Gross profit for the consolidated operations decreased to $880,301 for the nine months ended November 30, 2010 from $903,947 for the nine months ended November 30, 2009. Gross profit as a percentage of sales was 53% and 49% for the nine month periods ended November 30, 2010 and 2009, respectively.

Consolidated interest income for the nine months ended November 30, 2010 was $28,307 as compared to $59,405 for same period in 2009.   The decrease in consolidated interest income is due to the interest on the sale of Chariot.

Consolidated interest expense for the nine months ended November 30, 2010 was $138,941 as compared to $145,292 for same period in 2009.

Selling, general and administrative expenses decreased to $1,079,145 for the nine months ended November 30, 2010 as compared to $1,213,838 for the nine months ended November 30, 2009, a decrease of 134,693 or 11%. Overall, the decrease is due to a decrease in accounting and audit fees.

The Company incurred a net consolidated loss from continuing operations of $309,478 for the nine months ended November 30, 2010 compared to a loss of $409,188 for the nine months ended November 30, 2009. The decrease in the consolidated net loss from continuing operations is primarily due to the net of the increase in revenues and decrease in general and administrative expenses. As a result of the continued losses, the Independent Auditors have questioned the Company’s continuation as a going concern.

Manufacturing Subsidiary

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,673,960 for the nine months ended November 30, 2010 compared to $1,829,426 for the nine months ended November 30, 2009. The machining operations provided $502,014 or 30% of net sales with parts and service providing $1,171,946 or 70% of net sales for the nine months ended November 30, 2010 as compared to machining operations contributing $488,298 or 27% of net sales with parts and service providing $1,341,128 or 73% of net sales for the nine months ended November 30, 2009.

Gross profit from the International Machine and Welding, Inc. was $880,301 for the nine months ended November 30, 2010 compared to $903,947 for the same period in 2009 providing gross profit margins of 53% and 49%, respectively. The increase in the gross profit margin is due to an increased markup monitored by management.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $649,479 for the nine months ended November 30, 2010 compared to $724,552 for the nine months ended November 30, 2009. There was an overall decrease in selling, general and administrative expenses of $75,073 or 10%, which was mainly the result of a reduction in the sales force.

Interest expense was $70,721 for the nine months ended November 30, 2010 compared to $95,898 for the same period ended 2009.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

Fiberglass Subsidiary (Discontinued Operations)

The fiberglass manufacturing operation, Chariot Manufacturing Company, Inc. was sold effective June 1, 2009, and therefore, had no operations for the nine months ended November 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2010 and 2009, the Company used net cash from operating activities of $185,845 and $280,239, respectively. The decrease in cash used from operating activities is mainly due to the sale of the fiberglass subsidiary.

During the nine months ended November 30, 2010 and 2009, the Company used cash for investing activities of $29,140 and $10,140, respectively. The increase in net cash used by investing activities is primarily due to the increase in other receivables.

During the nine months ended November 30, 2010 and 2009, the Company provided cash from financing activities of $236,123 and $300,094, respectively. The decrease in net cash provided from financing activities is due to a decrease in the amount of proceeds from the issuance of notes payable and long term debt during the nine months ended November 30, 2010.

Cash flows from loans provided for working capital needs and principal payments on long-term debt through November 30, 2010. As of November 30, 2010, working capital deficit was $910,421. To the extent that the cash flows from operations are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company. Also, a significant portion of the debt is owed to the officers, directors and affiliates of the Company. In the event that ongoing attempts to raise additional capital are unsuccessful, we expect to be able to negotiate conversion of a substantial portion of these obligations into equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending November 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after November 30, 2010.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $1,084,261 of notes payable. The amount of principal payments in arrears was $699,722, with an additional amount of $384,539 of interest due at November 30, 2010. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 18, 2011	By:	/s/ Daniel L. Hefner
Daniel L. Hefner,
President

Date: January 18, 2011	By:	/s/ Frank D. Puissegur
Frank D. Puissegur,
CFO and Chief Accounting Officer