Form 10-K
period 2011-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2011-05-31
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______,20    , to ______, 20 .

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

As of May 25, 2011, the Registrant had 329,691,576 outstanding shares of its common stock, $0.002 par value.

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

During the year ended February 28, 2010, the Board of Directors of American Commerce Solutions, Inc. divested Chariot and the fiberglass manufacturing operations and therefore, the operations of this segment are shown as discontinued operations for the year ended February 28, 2010.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately -17% of the division’s revenues in fiscal 2011 compared to 18% in fiscal 2010, while the industrial and mining industries accounted for approximately 19% and 62% in fiscal 2011 compared to 27% and 52% in fiscal 2010, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2011, one of the Company’s customers accounted for approximately 51% of total revenues. This customer was Mosaic Company.

EMPLOYEES

At February 28, 2011, the Company and its subsidiaries had 19 full-time employees and the parent operation has two full time executives.

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

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2011 of $19,076,470 and net loss to common shareholders of $385,280 for the year ended February 28, 2011. The Company had an accumulated deficit of $18,691,190, and net loss to common shareholders of $711,531 for the year ended February 28, 2010. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2011. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2011 the price of our common shares has ranged from $0.001 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	DESCRIPTION OF PROPERTY

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 28, 2011, the balance on this note is $642,381. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of the Company’s fixed assets and 1,000,000 shares of the Company’s common stock.

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

	Bid Prices
	High	Low
FISCAL 2011

First Quarter (March 1, 2010 through May 31, 2010)	$0.0025	$0.001
Second Quarter (June 1, 2010 through August 31, 2010)	$0.0027	$0.0013
Third Quarter (September 1, 2010 through November 30, 2010)	$0.005	$0.0017
Fourth Quarter (December 1, 2010 through February 28, 2011)	$0.003	$0.0016

FISCAL 10

First Quarter (March 1, 2009 through May 31, 2009)	$0.045	$0.001
Second Quarter (June 1, 2009 through August 31, 2009)	$0.0049	$0.002
Third Quarter (September 1, 2009 through November 30, 2009)	$0.0045	$0.0015
Fourth Quarter (December 1, 2009 through February 28, 2010)	$0.003	$0.0011

On February 28, 2011 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0016 and there were approximately 1,204 shareholders of record.

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

RESULTS OF OPERATIONS

The Company owned two subsidiaries that operated in the manufacturing segment and the fiberglass segment during the fiscal year ended February 28, 2010. To facilitate the readers understanding of the Company’s financial performance, this discussion and analysis is presented on a segment basis.

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

FIBERGLASS SEGMENT

Chariot Manufacturing Company manufactures a variety of fiberglass parts, as well as, motorcycle trailers with fiberglass bodies and other fiberglass parts by contract with affiliate owned Tampa Fiberglass, Inc. These trailers are sold both on the retail level and dealer levels. The company also provides non warranty repairs and modification of existing Chariot Trailers. Effective June 1, 2009, Chariot was sold and is classified as a discontinued operation for the year ending February 28, 2010.

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010

General

The Company’s consolidated net sales increased to $2,281,717 for the fiscal year ended February 28, 2011, a decrease of $67,568 or 3%, from $2,349,285 for the fiscal year ended February 28, 2010.  The decrease is due to the downturn in the economy.

Gross profit for the consolidated operations increased to $1,194,115 for the fiscal year ended February 28, 2011 from $1,145,829 for the fiscal year ended February 28, 2010. Gross profit as a percentage of sales increased in fiscal year 2011 to 52% from 49% in fiscal year ended 2010. The increase in gross profit margin was due to a combination of International Machine & Welding receiving better pricing from its vendors and the mix of jobs during the quarter.

Consolidated interest expense in fiscal 2011 was $182,130 compared to $191,490 in fiscal 2010. The decrease in interest expense is due to the Company reducing the overall debt during the year.

Consolidated interest income in fiscal 2011 was $29,299 compared to $90,777 in fiscal 2010. The decrease in interest income is due to the discount on the note receivable becoming fully amortized during the fiscal year ended February 28, 2011.

Selling, general and administrative expenses decreased to $1,426,564 for fiscal 2011 from $1,558,883 for fiscal 2010, a decrease of $162,319 or 10%. The decrease in selling, general and administrative expenses is due to better control over costs.

The Company incurred a net consolidated loss of $385,280 for the year ended February 28, 2011 compared to $711,531 net income for the year ended February 28, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,281,717 for the fiscal year ended February 28, 2011 compared to $2,349,285 for the fiscal year ended February 28, 2010. The machining operations provided $669,207 or 29% of net sales with parts and service providing $1,612,510 or 71% of net sales for the fiscal year ended February 28, 2011 as compared to machining operations contributing $635,252 or 27% of net sales with parts and service providing $1,714,033 or 73% of net sales for the fiscal year ended February 28, 2010.

Gross profit from International Machine and Welding, Inc. was $1,194,115 for the fiscal year ended February 28, 2011 compared to $1,145,829 in fiscal 2010 providing gross profit margins of 52% and 49%, respectively. The increase is due to a combination of International Machine and Welding receiving better pricing from its vendors and the mix of jobs during the quarter

Selling, general and administrative expenses for International Machine and Welding, Inc. were $1,007,187 for the fiscal year ended February 28, 2011 compared to $939,264 or the fiscal year ended February 28, 2010. The increase in selling, general and administrative expenses is due to a decrease in the expenses passed on to the parent company.

Interest expense was $132,532 for the fiscal year ended February 28, 2011 compared to $142,132 for the fiscal year ended February 28, 2010. The decrease in interest expense is due to the Company reducing the overall debt.

Interest income was $5,413 for the fiscal year ended February 28, 2011 compared to $18,913 for the fiscal year ended February 28, 2010. The decrease in interest income is due to the Company fully amortizing the discount on the note receivable issued on June 1, 2009 during the year ended February 28, 2011.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2011 and 2010, the Company used net cash for operating activities of $205,504 and $41,560, respectively. The decrease in use of cash is mainly due to the gain on the sale of Chariot.

During the years ended February 28, 2011 and 2010, the Company used funds for investing activities of $53,076 and $275,561, respectively. This increase in cash used from investing activities is mainly due to the increase in other receivables related to the sale of Chariot.

During the years ended February 28, 2011 and 2010, the Company provided cash from financing activities of $277,946 and $326,364, respectively. The decrease in net cash provided by financing activities is due to the decrease in the cash received from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2011. As of February 28, 2011, the Company had a working capital deficit of $859,093. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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
As of February 28, 2011 and 2010 and for the
Years Then Ended
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
American Commerce Solutions, Inc. and Subsidiary
Bartow, Florida

I have audited the consolidated balance sheet of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements were the responsibility of the Company’s management. My responsibility was to express an opinion on these consolidated financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from continuing operations, has negative working capital and has used significant cash in support of its operating activities. Additionally, as of February 2011 the Company is in default of several notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
May 30, 2011

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2011	February 28, 2010
Assets
Current assets:
Cash	$29,655	$10,289
Accounts receivable, net of allowance of $0 and $3,500, respectively	70,839	—
Accounts receivable, factored	13,163	62,233
Inventories	213,557	202,165
Note receivable, related party, net of unamortized discount of $0 and $20,709, respectively	1,009,792	989,084
Due from related party	561,644	556,231
Other receivables	73,662	25,999

Total current assets	1,972,312	1,846,001

Property and equipment, net of accumulated depreciation of $2,250,218 and $2,197,381, respectively	3,071,599	3,259,954

Prepaid loan costs paid with common stock	22,047	21,734
Other assets	11,128	13,528

	$5,077,086	$5,141,217

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,308,647	$1,296,668
Current portion of notes payable, related party	642,925	609,163
Accounts payable; including related party balances of $77,812 and $103,211, respectively	307,371	387,863
Accrued expenses	161,195	159,398
Accrued interest	411,267	316,543
Deferred revenue	—	14,097

Total current liabilities	2,831,405	2,783,732

Notes payable, net of current portion	10,406	35,473
Due to stockholders	1,772,310	1,539,910

Total Liabilities	4,614,121	4,359,115

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 329,691,576 and 283,918,566 shares issued; 329,169,576 and 283,396,566 shares outstanding, respectively	659,384	567,838
Additional paid-in capital	19,155,574	19,180,977
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,076,470)	(18,691,190)

Total stockholders’ equity	462,965	782,102

	$5,077,086	$5,141,217

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended February 28,
	2011	2010
Net sales	$2,281,717	$2,349,285

Cost of goods sold	1,087,602	1,203,456

Gross profit	1,194,115	1,145,829

Selling, general and administrative expenses	1,426,564	1,588,883

Loss from operations	(232,449)	(443,054)

Other income (expense):
Other	—	(13,718)
Interest expense	(182,130)	(191,490)
Interest income	29,299	90,777

Total other (expense)	(152,831)	(114,431)

Loss from continuing operations before income tax	$(385,280)	$(557,485)

Income taxes	—	—

Loss from continuing operations	$(385,280)	$(557,485)

Discontinued operations:
Gain on sale of discontinued fiberglass division (net of tax)	—	1,339,172
Loss from operation of discontinued fiberglass division (net of tax)	—	(70,156)

	—	1,269,016
Net (loss) income available to common stockholders	(385,280)	711,531

Net loss per common share from continuing operations	$(0.00)	$(0.00)

Net loss per common share from discontinued operations	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	313,619,293	277,702,373

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended February 28, 2011 and 2010

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2009	267,291,522	$534,584	3,944	$3

Common shares issued for guaranty	8,313,522	16,627
Common shares issued for pledge of assets	8,313,522	16,627

Net loss

Balance, February 28, 2010	283,918,566	$567,838	3,944	$3

Common shares issued for guaranty	22,886,505	45,773
Common shares issued for pledge of assets	22,886,505	45,773

Net income

Balance, February 28, 2011	329,691,576	$659,384	3,944	$3

AdditionalPaid-In Capital	Accumulated Deficit	Treasury Stock	Total
$19,144,980	$(19,402,721)	$(265,526)	$1,320

17,998			34,625
17,999			34,626

	711,531		711,531

$19,180,977	$(18,691,190)	$(265,526)	$782,102
(12,702			33,071
(12,701			33,072
	(385,280)		(385,280)

$19,155,574	$(19,076,470)	$(265,526)	$462,965

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended February 28, 2011 and 2010

	2011	2010
Operating activities:
Net (loss) income	$(385,280)	$711,531
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	193,399	249,024
Amortization of loan costs	65,830	47,517
Amortization of discount on notes receivable	(20,708)	(57,759)
Loss (gain) on sale of equipment	—	13,410
Gain on sale of fiberglass division	—	(1,339,172)
Decrease (increase) in allowance for doubtful accounts	(4,850)	4,850
(Increase) decrease in:
Accounts receivables	(65,989)	12,502
Inventories	(11,392)	(19,258)
Other assets	2,400	201,656
Increase (decrease) in:
Accounts payable and accrued expenses	40,227	102,985
Deferred income	(14,097)	31,154

Net cash used by operating activities	(200,460)	(41,560)

Investing activities:
(Increase) decrease in other receivables	(53,076)	(273,426)
Proceeds from sale of property and equipment	—	20,507
Acquisition of property and equipment	(5,044)	(22,642)

Net cash used by investing activities	(58,120)	(275,561)

Financing activities:
Increase in bank overdraft	—	583
(Increase) decrease in due from factor	49,070	(11,677)
Proceeds from notes payable and long-term debt	157,421	208,703
Principal payments on notes payable	(160,945)	(103,645)
Increase in due to stockholders	232,400	232,400

Net cash provided by financing activities	277,946	326,364

Net increase in cash	19,366	9,243

Cash, beginning of period	10,289	1,046

Cash, end of period	$29,655	$10,289

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$38,112	$49,356

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

During the year ended February 28, 2011 and 2010, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,142 and $69,251, respectively, in exchange for guarantees of a note payable. As of February 28, 2011 and 2010, $65,830 and $47,517, respectively, of these guaranty fees have been amortized.

During the year ended February 28, 2011 and 2010, the Company increased notes payable by $24,199 and $24,198, respectively for an accrual of interest.

During the year ended February 28, 2011 the Company wrote off fixed assets with a cost of $140, 582, which were fully depreciated.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
As of February 28, 2011 and 2010 and for the
Years Ended February 28, 2011 and 2010

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $205,504 of cash in operations for the year ended February 28, 2011. The Company recorded losses from continuing operations of $385,280 and $557,485 for the years ended February 28, 2011 and 2010, respectively. Current liabilities exceed current assets by $859,093 at February 28, 2011. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Cash is maintained with major financial institutions in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 and $3,500 is considered adequate at February 28, 2011 and 2010, respectively. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2011 and 2010, the Company incurred amortization expense of $65,830 and $47,517, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the year ended February 28, 2011 and 2010.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 28, 2011 and 2010, the Company factored receivables of approximately $1,216,017 and $1,763,537, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $40,200 and $64,300 during the years ended February 28, 2011 and 2010, respectively. As of February 28, 2011 and 2010, certain customers had remitted $0 and $9,581, respectively, to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2011	February 28, 2010
Work-in process	$10,310	$6,360
Finished goods	203,247	186,805
Raw materials	—	9,000
Total inventories	$213,557	$202,165

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2011	February 28, 2010
Land	$186,045	$186,045
Building and improvements	2,702,512	2,702,512
Machinery and equipment	2,180,840	2,310,608
Office furniture and equipment	86,006	91,756
Trucks and automobiles	166,414	166,414

	5,321,817	5,457,335
Less accumulated depreciation	2,250,218	2,197,381

	$3,071,599	$3,259,954

Depreciation expense for the years ended February 28, 2011 and 2010 was $193,399 and $249,024, respectively.

7. NOTES PAYABLE

Notes payable consist of:

		February 28, 2011	February 28, 2010
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity, unsecured		$185,291	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity; unsecured		31,697	31,697
Note payable; related party; no interest; past maturity, unsecured		29,304	29,304
Note payable; related party; 12% interest; due on demand; unsecured		63,928	63,928
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 10% discount per share	(a)	48,000	48,000
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	(a)	58,448	58,448
Note payable; related party; 15% interest; due on demand; unsecured		102,423	116,394
Note payable; related party; no interest; due on demand; unsecured		24,800	—
Note payable; related party; 18% interest; due on demand; unsecured		50,688	52,188
Note payable; related party; 15% interest; due on demand; unsecured		24,046	24,046
Notes payable; related party; 15% interest; due on demand; unsecured		18,735	18,735
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal, unsecured		10,000	10,000
Note payable; related party; 15% interest; due on demand; unsecured		21,069	—
Note payable; related party; 15% interest; due on demand; unsecured		37,382	37,382
Note payable; related party; 10% interest; due March 22, 2009; unsecured		—	500
Note payable; related party; non-interest bearing; due on demand; unsecured		—	1,135
Note payable; 13.99% interest; due September 23, 2013; secured by a vehicle		13,837	18,203
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock, convertible into common shares at a 15% discount to market price	(a)	12,500	12,500
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock	(a)	19,800	19,800
Note payable; related party; 8% interest; due on demand; unsecured		15,000	15,000
Note payable; related party; 25% interest; due on demand; unsecured		20,000	20,000
Note payable; related party; 8% interest; due on demand; unsecured		52,403	47,403
Note payable; related party; 8% interest; due one year from date of issue beginning October 14, 2009; unsecured, convertible into common stock at a 15% discount per share	(a) (b)	34,500	34,500
Note payable; related party; 8% interest; due on demand; unsecured		9,900	9,900
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; past maturity		435,846	412,147
Note payable to a financial institution; 7.0% interest; monthly principal and interest payments of $6,610; collateralized by fixed assets and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due April 2012		642,381	674,803

		1,961,978	1,941,304
Less current portion		(1,951,572)	(1,905,831)

		$10,406	$35,473

As of February 28, 2011, the notes payable listed above include $699,722, which are currently in default.

(a)
Notes have conversion feature, whereby, at the holder’s option, the note may be converted, in whole or partial upon written notice,  into the Company’s common shares at a discount to the fair market value.  The Company considered the value of the beneficial conversion features of the note, and when deemed material, recorded the beneficial conversion value as deferred financing costs and amortized the amount over the period of the loan, charging interest expense.   The convertible notes are to related parties, whom have the majority of the voting rights.  The related parties have waived their conversion rights since the inception of these notes until such time that the Company’s market price of shares rise sufficiently or the Company amends the capital structure (through reverse split or increase in the authorized shares) or combination of all factors, where by a conversion of any single note, or portion thereof, will not exceed the authorized shares of the Company.

(b)
Default provision in the October 14, 2009 note, to a related party, totaling $34,500 states that voting control of 51% of the maker of the note shall be transferred until such time as the full principal and interest and penalty (10%) has been paid.  The related party has common management to ACS’s controlling vote, whereby the default provision, if exercised, would not change from the existing controlling vote.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2012	1,951,572
2013	6,578
2014	3,828
2015	—
Thereafter	—

$1,961,978

At February 28, 2011 and 2010, the above notes payable to related parties in the amount of $642,925 and $609,163, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

8. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2011, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $2,018,904 and $1,680,360 at February 28, 2011 and 2010, respectively. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2011 and 2010, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

In written document, the holder’s of the convertible preferred shares have waived conversion rights since the inception of these preferred issuances until such time that the Company’s market price of shares rise sufficiently or the Company amends the capital structure (through reverse split or increase in the authorized shares) or combination of all factors, where by a conversion of any preferred series of stock, or portion thereof, will not exceed the authorized shares of the Company.

9. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2011 and 2010, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2011 and 2010, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors and consultants retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2011 and 2010, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 29, 2009	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2010	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2011	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 28, 2011:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	1.29 years	$0.27	1.29 years	362,500	$0.27

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2011, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $35,401,500. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2011	February 28, 2010
Unused operating loss carryforwards	$6,980,200	$6,676,300
Excess depreciation for tax purposes over the amount for financial reporting purposes	—	(822,900)
Deferred compensation	666,900	990,800
Gain on disposal	—	498,800
Write down in the value of investment	4,800	3,900
Other	—	24,200

	7,651,900	7,371,100
Valuation allowance	(7,651,900)	(7,371,100)

	$—	$—

The valuation allowance increased by $280,800 during the year ended February 28, 2011. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2011 and 2010:

	2011	2010
Statutory benefit	$(271,200)	$(241,900)
State tax benefit, net of federal effect	(13,700)	(26,500)
Nondedecutible expenses	4,100	4,100
Increase in deferred income tax valuation allowance	280,800	264,300

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

11. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2011 and 2010, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2011 and 2010, totaled $1,772,310 and $1,539,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

During the years ended February 28, 2011 and 2010, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,142 and $69,251, respectively, in exchange for guarantees of a note payable. As of February 28, 2011 and 2010, $65,380 and $47,517 of these guarantee fees have been amortized.

During the years ended February 28, 2011 and 2010, the Company sold fiberglass products totaling $0 and $30,575, respectively, to Tampa Fiberglass, Inc., a company owned by a stockholder and officer of Chariot Manufacturing, Inc.

During the year ended February 28, 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell property and equipment with a net book value of $253,230 in exchange for a one year non-interest bearing term note of $263,940, which may be settled in cash or stock. The transaction resulted in a $13,719 loss due to the $24,429 imputed interest discount applied to the note receivable. The loss is recorded in the accompanying Consolidated Statements of Operations under Other expense.   There has been no repayment on the note to date and the repayment date has been extended to June 30, 2011.

During the year ended February 28, 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (“PAC”) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (“Chariot”), effective on June 1, 2009, in exchange for a one year, non-interest bearing term note of $1,009,792, which may be settled in cash or stock. A discount of $91,891 for imputed interest was recorded against the note receivable and is being amortized over one year.  There has been no repayment on the note to date and the repayment date has been extended to June 30, 2011.

During the year ended February 28, 2010, the Company advanced Public Acquisition Company, Inc. (“PAC”) monies for operations in the amount of $297,704. The monies are due on demand, uncollateralized and non-interest bearing.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

12. SEGMENT INFORMATION

The Company had two reportable segments during 2011 and 2010; manufacturing and fiberglass. Although both of these segments are in the manufacturing industry, they provide different types of products and services and each segment is subject to different marketing, production and technology strategies. Therefore, for the years ended February 28, 2011 and 2010 the Company has included segment reporting. As of February 28, 2010, the Company has classified the fiberglass segment as a discontinued operation, see note 13.

For the year ended February 28, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$2,281,717		$2,281,717
Interest expense	$132,532	49,598	182,130
Depreciation	$193,399		193,399
Net income (loss)	$59,808	(445,088)	(385,280)
Property and equipment, net of accumulated depreciation	$3,071,599		3,071,599
Segment assets	$3,674,508	1,402,578	5,077,086

For the year ended February 28, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations	Fiberglass
				(discontinued operation)
Revenue	$2,349,285		2,349,285
Interest expense (income), net	$123,219	(22,506)	100,713
Depreciation	$249,024		249,024
Net income (loss)	$712,057	69,630	781,687	(70,156)
Property and equipment, net of accumulated depreciation	$3,259,954		3,259,954
Segment assets	$3,807,381	1,312,102	5,119,483

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

13. DISCONTINUED OPERATIONS

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

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at February 28, 2011, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of February 28, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	76	Chairman of the Board and Director

Frank D. Puissegur	52	Chief Financial Officer and Director

Daniel L. Hefner	60	Chief Executive Officer, President and Director

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

AUDIT COMMITTEE

The Audit Committee consists of Frank Puissegur and Robert Maxwell. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company’s independent auditor.  The Audit Committee also reviews and evaluates the Company’s internal control functions. The board of directors has determined that the audit committee does not have an independent “financial expert”; as such term is defined under federal securities law.

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Daniel Hefner, President and Chief Executive Officer	2011 2010	150,000 150,000	— —	— —	— —	— —	150,000 150,000

Robert Maxwell, Chairman of the Board	2011 2010	150,000 150,000	— —	— —	— —	— —	150,000 150,000

Both Hefner and Maxwell were compensated over $100,000 for fiscal years 2011 and 2010.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2011, the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2011, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2011, the Company has no options available for future issuance under this plan.

At February 28, 2011, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2011 and 2010 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2011, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2011, the number of stock options held on February 28, 2011 and the realizable gain of stock options that are “in-the-money.”

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Shares Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	120	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	120	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2011 of $0.0016 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2011, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	92,561,041	28.12%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	1,000,000	.0030%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	36,946,360	11.22%

All Directors and Executive Officers as a Group (3 persons)(5)		39.34%

(**)	Less than 1%

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

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	28.12%
Frank Puissegur	*
Daniel L. Hefner (2)	11.22%
All directors and executive officers as a group (3 persons)	39.34%
International Commerce and Finance (4)	41.92%

*	Less than 1%

(1)
Based upon 329,169,576 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of Feb 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 200,000 votes upon exercise of currently exercisable options to purchase Common Stock and 36,946,360 shares of Common Stock.

(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 92,212,681 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.

(4)	Consisting of 137,985,691 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended February 28, 2011 and 2010, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2011 totaled $1,772,310. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the years ended February 28, 2011 and 2010, the Company issued 45,773,010 and 16,627,044 shares of common stock to a related party and related company, respectively, valued at $66,142 and $69,251, respectively, in exchange for guarantees of a note payable. As of February 28, 2011 and 2009, $65,830 and $47,517 of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

During 2011 and 2010, we were billed by our accountant, Peter Messineo, CPA, approximately $16,000 and $16,000 for audit and review fees associated with our 10-K and 10-Q filings.

Non-Audit related fees

None

Tax Fees

During 2010 we were billed by our accountants, Frank Puissegur, CPA approximately $4,500 to prepare our federal and state tax returns.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 31, 2011	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: May 31, 2011	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer