Form 10-Q
period 2011-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2011-07-12
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______, 20    , to ______, 20 .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of July 14, 2011, the Registrant had 329,691,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

American Commerce Solutions, Inc. and Subsidiary
Consolidated Balance Sheets

	May 31, 2011	February 28, 2011
Assets	(unaudited)	(audited)
Current assets:
Cash	$12,716	$29,655
Accounts receivable, net of allowance of $0 and $0, respectively	97,881	70,839
Accounts receivable, factored	28,834	13,163
Inventories	212,808	213,557
Note receivable, related party, net of unamortized discount of $0 and $0, respectively	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	87,137	73,662

Total current assets	2,010,812	1,972,312

Property and equipment, net of accumulated depreciation of $2,297,779 and $2,250,218, respectively	3,025,763	3,071,599

Prepaid loan costs paid with common stock	5,511	22,047
Other assets	11,128	11,128

	$5,053,214	$5,077,086

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,305,019	$1,308,647
Current portion of notes payable, related party	638,125	642,925
Accounts payable; including related party balances of $91,948 and $77,812, respectively	261,403	307,371
Accrued expenses	179,172	161,195
Accrued interest	435,324	411,267

Total current liabilities	2,819,043	2,831,405

Notes payable, net of current portion	10,406	10,406
Due to stockholders	1,830,410	1,772,310

Total Liabilities	4,659,859	4,614,121

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 329,691,576 and 329,691,576 shares issued and outstanding, respectively	659,384	659,384
Additional paid-in capital	19,155,574	19,155,574
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,146,080)	(19,076,470)

Total stockholders’ equity	393,355	462,965

	$5,053,214	$5,077,086

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Operations
Unaudited

	Three Months Ended May 31,
	2011	2010
Net sales	$677,586	$655,314

Cost of goods sold	326,946	321,491

Gross profit	350,640	333,823

Selling, general and administrative expenses	378,388	377,772

Loss from operations	(27,748)	(43,949)
Other income (expense):
Interest expense	(43,594)	(47,771)

Interest income	1,732	26,685

Total other (expense)	(41,862)	(21,086)

Loss from continuing operations before income tax	$(69,610)	$(65,035)

Income taxes	—	—

Net loss available to common stockholders	(69,610)	(65,035)

Net loss per common share from continuing operations	$(0.00)	$(0.00)

Net loss per common share from discontinued operations	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	329,169,576	283,396,566

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended May 31, 2011
Unaudited

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2011	329,691,576	$659,384	3,944	$3

Net loss

Balance, May 31, 2011	329,691,576	$659,384	3,944	$3

Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
$19,155,574	$(19,076,470)	$(265,526)	$462,965

	(69,610)		(69,610)

$19,155,574	$(19,146,080)	$(265,526)	$393,355

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended May 31, 2011 and 2010
Unaudited

	Three Months Ended May 31,
	2011	2010
Operating activities:
Net loss	$(69,610)	$(65,035)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	47,561	48,287
Amortization of loan costs	16,536	15,963
Amortization of discount on notes receivable	—	(20,708)
Decrease (increase) in allowance for doubtful accounts	—	6,682
(Increase) decrease in:
Accounts receivables	(27,042)	(23,585)
Inventories	749	13,853
Other assets	—	2,618
Increase (decrease) in:
Accounts payable and accrued expenses	2,165	(7,882)
Deferred income	—	(14,097)

Net cash used by operating activities	(29,641)	(43,904)

Investing activities:
(Increase) decrease in other receivables	(13,475)	(12,258)
Acquisition of property and equipment	(1,725)	—

Net cash used by investing activities	(15,200)	(12,258)

Financing activities:
(Increase) decrease in due from factor	(15,671)	5,000
Proceeds from notes payable and long-term debt	30,100	11,625
Principal payments on notes payable	(44,627)	(10,962)
Increase in due to stockholders	58,100	58,100

Net cash provided by financing activities	27,902	63,763

Net (decrease) increase in cash	(16,939)	7,601

Cash, beginning of period	29,655	10,289

Cash, end of period	$12,716	$17,890

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$38,112	$7,567

During the three months ended May 31, 2011 and 2010, the Company increased notes payable by $6,099 and $6,099, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements
As of May 31, 2011 and for the
Three Months Ended May 31, 2011 and 2010

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

The Company is primarily a holding company with one wholly owned subsidiary; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $29,641 of cash in operations for the three months ended May 31, 2011. The Company recorded losses from continuing operations of $69,610 and $65,035 for the three months ended May 31, 2011and 2010, respectively. Current liabilities exceed current assets by $808,231 at May 31, 2011. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At May 31, 2011, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2011 and 2010.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2011 and 2010, (b) the financial position at May 31, 2011, and (c) cash flows for the three month periods ended May 31, 2011 and 2010, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2011. The results of operations for the three month period ended May 31, 2011 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the three months ended May 31, 2011 and 2010, the Company factored receivables of approximately $279,134 and $508,990, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $6,900 and $17,100 during the three months ended May 31, 2011 and 2010, respectively. As of May 31, 2011 and 2010, certain customers had remitted $300 and $0, respectively, to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	May 31, 2011	May 31, 2010
Work-in process	$8,673	$9,041
Finished goods	204,135	179,271
Raw materials	—	—
Total inventories	$212,808	$188,312

8. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2011 and 2010, two executives who are stockholders of the Company deferred $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2011 and 2010, totaled $1,830,410 and $1,598,010, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

Certain notes to related parties have conversion features, whereby, at the holder’s option, the notes may be converted, in whole or in part upon written notice, into the Company’s common shares at a discount to the fair market value.  The Company considered the value of the beneficial conversion features of the notes, and when deemed material, recorded the beneficial conversion value as deferred financing costs and amortized the amount over the period of the loan, charging interest expense.   The convertible notes are to related parties, who have the majority of the voting rights.  The related parties have waived their conversion rights since the inception of these notes until such time that the Company’s market price of shares rise sufficiently or the Company amends the capital structure (through a reverse split or increase in the authorized shares) or combination of all factors, whereby a conversion of any single note, or portion thereof, will not exceed the authorized shares of the Company.

A note to a related party, dated October 14, 2009 totaling $34,500,  is in default,  A provision in the note, in regards to default, states that voting control of 51% of the maker of the note shall be transferred until such time as the full principal, interest and penalty (10%) has been paid.  The related party has common management to the Company’s controlling vote, whereby the default provision, if exercised, would not change from the existing controlling vote.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. SEGMENT INFORMATION

The Company had two reportable segments during 2011 and 2010; manufacturing and other. For the three months ended May 31, 2011 and 2010 the Company has included segment reporting.

For the three months ended May 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$677,586		$677,586
Interest expense	$30,782	12,812	43,594
Depreciation	$47,561		47,561
Net income (loss)	$59,060	(128,670)	(69,610)
Property and equipment, net of accumulated depreciation	$3,025,763		3,025,763
Segment assets	$3,653,742	1,399,472	5,053,214

For the three months ended May 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other (a)		Total

Revenue	$655,314			$655,314
Interest expense	$35,311		$12,460	$47,771
Depreciation	$48,287	$		$48,287
Net income	$60,529		$(125,564)	$(65,035)
Property and equipment, net of accumulated depreciation	$3,211,667	$		$3,211,667

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2012 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2011 and 2010. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010

General

The Company’s consolidated net sales increased to $677,586 for the three months ended May 31, 2011, an increase of $22,272 or 3%, from $655,314 for the three months ended May 31, 2010.  Management believes the increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $350,640 for the three months ended May 31, 2011 from $333,823 for the three months ended May 31, 2010. Gross profit as a percentage of sales increased during the three months ended May 31, 2011 to 52% from 51% during the three months ended May 31, 2010.

Consolidated interest expense for the three months ended May 31, 2011 was $43,594 compared to $47,771 for the three months ended May 31, 2010. The decrease in interest expense is due to the Company reducing the overall debt during the three months ended May 31, 2011.

Consolidated interest income for the three months ended May 31, 2011 was $1,732 compared to $26,685 for the three months ended May 31, 2010. The decrease in interest income is due to the discount on the note receivable becoming fully amortized during the three months ended May 31, 2011.

Selling, general and administrative expenses increased to $378,388 for the three months ended May 31, 2011 from $377,772 for the three months ended May 31, 2010, an increase of $616 or .1%.

The Company incurred a net consolidated loss of $69,610 for the three months ended May 31, 2011 compared to $65,035 net loss for the three months ended May 31, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $677,586 for the three months ended May 31, 2011 compared to $655,314 for the three months ended May 31, 2010. The machining operations provided $178,329 or 26% of net sales with parts and service providing $499,257 or 74% of net sales for the three months ended May 31, 2011 as compared to machining operations contributing $164,759 or 25% of net sales with parts and service providing $490,555 or 75% of net sales for the three months ended May 31, 2010.

Gross profit from International Machine and Welding, Inc. was $350,640 for the three months ended May 31, 2011 compared to $333,823 during the three months ended May 31, 2010 providing gross profit margins of 52% and 51%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $260,797 for the three months ended May 31, 2011 compared to $243,395 for the three months ended May 31, 2010.

Interest expense was $30,782 for the three months ended May 31, 2011 compared to $35,311 for the three months ended May 31, 2010. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2011 and 2010, the Company used net cash for operating activities of $29,641 and $43,904, respectively.

During the three months ended May 31, 2011 and 2010, the Company used funds for investing activities of $15,200 and $12,258, respectively.

During the three months ended May 31, 2011 and 2010, the Company provided cash from financing activities of $27,902 and $63,763, respectively. The decrease in net cash provided by financing activities is due to the reduced reliance on factoring receivables and reduction in proceeds from lending arrangements, as operations decreased comparative cash requirements.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2011. As of May 31, 2011, the Company had a working capital deficit of $808,231. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Recent Accounting Pronouncements” in Part I, Item 1 of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at May 31, 2011, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of May 31, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $1,153,597 of notes payable. The amount of principal payments in arrears was $732,022, with an additional amount of $421,575 of interest due at May 31, 2011. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 12, 2011	By:	/s/ Daniel L. Hefner
Daniel L. Hefner, President

Date: July 12, 2011	By:	/s/ Frank D. Puissegur
Frank D. Puissegur, CFO and Chief Accounting Officer