Form 10-Q
period 2011-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2011-10-13
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of October 13, 2011, the Registrant had 331,691,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Balance Sheets

	August 31, 2011	February 28, 2011
Assets	(unaudited)	(audited)
Current assets:
Cash	$46,039	$29,655
Accounts receivable, net of allowance of $0 and $0, respectively	43,190	70,839
Accounts receivable, factored	15,549	13,163
Inventories	227,482	213,557
Note receivable, related party, net of unamortized discount of $0 and $0, respectively	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	98,693	73,662

Total current assets	2,002,389	1,972,312

Property and equipment, net of accumulated depreciation of $2,347,944 and $2,250,218, respectively	3,009,522	3,071,599

Prepaid loan costs paid with common stock		22,047
Other assets	8,946	11,128

	$5,020,857	$5,077,086

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,321,323	$1,308,647
Current portion of notes payable, related party	799,997	642,925
Accounts payable; including related party balances of $87,861 and $77,812, respectively	254,612	307,371
Accrued expenses	151,613	161,195
Accrued interest	255,658	411,267

Total current liabilities	2,783,203	2,831,405

Notes payable, net of current portion	10,406	10,406
Due to stockholders	1,888,510	1,772,310

Total Liabilities	4,682,119	4,614,121

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 331,691,576 and 329,691,576 shares issued and outstanding, respectively	663,384	659,384
Additional paid-in capital	19,154,574	19,155,574
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,203,697)	(19,076,470)

Total stockholders’ equity	338,738	462,965

	$5,020,857	$5,077,086

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Operations
Unaudited

	Three Months Ended August 31,		Six Months Ended August 31,
	2011	2010	2011	2010
Net sales	$550,150	$538,135	$1,227,736	$1,193,449

Cost of goods sold	261,524	259,743	588,470	581,234

Gross profit	288,626	278,392	639,266	612,215

Selling, general and administrative expenses	342,241	355,250	720,629	733,022

Loss from operations	(53,615)	(76,858)	(81,363)	(120,807)
Other income (expense):
Other	34,532	—	34,532	—
Interest income	2,046	749	3,778	27,434
Interest expense	(40,580)	(47,904)	(84,174)	(95,675)
Total other (expense)	(4,002)	(47,155)	(45,864)	(68,241)
Loss from continuing operations before income tax	$(57,617)	$(124,013)	$(127,227)	$(189,048)
Income taxes	—	—	—	—

Loss from continuing operations	$(57,617)	$(124,013)	$(127,227)	$(189,048)

Net income (loss) available to common stockholders	(57,617)	(124,013)	(127,227)	(189,048)

Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	330,363,124	313,238,529	329,571,750	298,322,548

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended August 31, 2011
Unaudited

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2011	329,691,576	$659,384	3,944	$3
Common stock issued for services	2,000,000	4,000
Net loss (unaudited)

Balance, August 31, 2011	331,691,576	$663,384	3,944	$3

Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
$19,155,574	$(19,076,470)	$(265,526)	$462,965
(1,000)			3,000
	(127,227)		(127,227)

$19,154,574	$(19,203,697)	$(265,526)	$338,738

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended August 31, 2011 and 2010
Unaudited

	Six Months Ended August 31,
	2011	2010
Operating activities:
Net loss	$(127,227)	$(189,048)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	97,726	96,574
Amortization of loan costs	22,047	32,759
Issuance of common stock for services	3,000	—
Amortization of discount on notes receivable	—	(20,708)
Decrease (increase) in allowance for doubtful accounts	—	6,682
(Increase) decrease in:
Accounts receivables	27,649	(52,394)
Inventories	(13,925)	12,878
Other assets	2,182	(1,745)
Increase (decrease) in:
Accounts payable and accrued expenses	(7,879)	7,189
Deferred income	—	(14,097)

Net cash provided (used) by operating activities	3,573	(121,910)

Investing activities:
(Increase) decrease in other receivables	(25,031)	(20,421)
Acquisition of property and equipment	(35,649)	—

Net cash used by investing activities	(60,680)	(20,421)

Financing activities:
(Increase) decrease in due from factor	(2,386)	35,429
Proceeds from notes payable and long-term debt	39,700	75,577
Principal payments on notes payable	(80,023)	(80,011)
Increase in due to stockholders	116,200	116,200

Net cash provided by financing activities	73,491	147,195

Net increase in cash	16,384	4,864

Cash, beginning of period	29,655	10,289

Cash, end of period	$46,039	$15,153

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$19,863	$7,567

During the six months ended August 31, 2011, the Company reclassified $197,873 of accrued interest to notes payable.

During the six months ended August 31, 2011 and 2010, the Company increased a note payable by $12,198 and $12,198, respectively for an accrual of interest.

During the six months ended August 31, 2010, the Company issued 45,773,010 shares of common stock to a related party and related company valued at $66,143 in exchange for guarantees of a note payable.  As of August 31, 2010, $16,795 of these guaranty fees has been amortized.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements
As of August 31, 2011 and for the
Three and Six Months Ended August 31, 2011 and 2010

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

2. GOING CONCERN

The Company recorded losses from continuing operations of $57,617 and $127,227 for the three and six months ended August 31, 2011. Current liabilities exceed current assets by $780,814 at August 31, 2011. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At August 31, 2011, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and six months ended August 31, 2011 and 2010.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2011 and 2010, (b) the financial position at August 31, 2011, and (c) cash flows for the six month periods ended August 31, 2011 and 2010, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2011. The results of operations for the three and six month periods ended August 31, 2011 are not necessarily indicative of those to be expected for the entire year.

 6. ACCOUNTS RECEIVABLE, FACTORED

During the three and six months ended August 31, 2011, the Company factored receivables of approximately $191,600 and $470,700, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $8,300 and $15,200 during the three and six months ended August 31, 2011, respectively.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	August 31, 2011	February 28, 2011
Work-in process	$8,571	$10,310
Finished goods	218,911	203,247
Raw materials	—	—
Total inventories	$227,482	$213,557

8. RELATED PARTY TRANSACTIONS

During the three and six months ended August 31, 2011 and 2010, two executives who are stockholders of the Company deferred $58,100 and $116,200, respectively, of compensation earned during the period. The balance due to stockholders at August 31, 2011 and 2010, totaled $1,888,510 and $1,656,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

During the six months ended August 31, 2010, the Company issued 45,773,010 shares of common stock to a related party and related company valued at $66,142 in exchange for guarantees of a note payable. As of August 31, 2010 $34,108 of these guaranty fees has been amortized.

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

During the six months ended August 31, 2011, the Company consolidated $499,753 of notes payable and $197,873 of accrued interest into $697,626 of new notes payable.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. SEGMENT INFORMATION

The Company had two reportable segments during 2011 and 2010; manufacturing and other. For the three and six months ended August 31, 2011 and 2010 the Company has included segment reporting.

For the three months ended August 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$550,150		$550,150
Interest expense	$28,008	12,572	40,580
Depreciation	$48,441		48,441
Net income (loss)	$58,198	(115,815)	(57,617)
Property and equipment, net of accumulated depreciation	$3,009,522		3,009,522
Segment assets	$3,615,312	1,405,545	5,020,857

For the six months ended August 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)		Total

Revenue	$1,227,736			$1,227,736
Interest expense	$58,790		$25,384	$84,174
Depreciation	$97,726	$		$97,726
Net income	$117,258		$(244,485)	$(127,227)

For the three months ended August 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other		Total
Revenue	$538,135			$538,135
Interest expense, net	$29,997		$(9,527)	$20,470
Depreciation	$48,287	$		$48,287
Net income (loss)	$41,834		$(165,847)	$(124,013)
Property and equipment, net of accumulated depreciation	$3,163,380	$		$3,163,380

For the six months ended August 31, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other		Total
Revenue	$1,193,449			$1,193,449
Interest expense, net	$65,307		$2,934	$68,241
Depreciation and amortization	$96,574	$		$96,574
Net income (loss)	$102,363		$(291,411)	$(189,048)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2011 and 2010. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

General

The Company’s consolidated net sales increased to $550,150 for the three months ended August 31, 2011, an increase of $12,015 or 2%, from $538,135 for the three months ended August 31, 2010.  Management believes the increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $288,626 for the three months ended August 31, 2011 from $278,392 for the three months ended August 31, 2010. Gross profit as a percentage of sales remained unchanged during the three months ended August 31, 2011 at 52% from the same period ended August 31, 2010.

Consolidated interest expense for the three months ended August 31, 2011 was $40,580 compared to $47,904 for the three months ended August 31, 2010. The decrease in interest expense is due to the Company reducing the overall debt and consolidating debts at a lower interest rate during the three months ended August 31, 2011.

Consolidated interest income for the three months ended August 31, 2011 was $2,046 compared to $749 for the three months ended August 31, 2010. The increase in interest income is due to an increase in the note receivable to a related party during the three months ended 2011.

Selling, general and administrative expenses decreased to $342,241 for the three months ended August 31, 2011 from $355,250 for the three months ended August 31, 2010, a decrease of $13,009 or 4%.  The decrease in selling, general and administrative expenses is mainly due to operating efficiencies.

The Company incurred a net consolidated loss of $57,617 for the three months ended August 31, 2011 compared to $124,013 net loss for the three months ended August 31, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $550,150 for the three months ended August 31, 2011 compared to $538,135 for the three months ended August 31, 2010. The machining operations provided $192,598 or 35% of net sales with parts and service providing $357,552 or 65% of net sales for the three months ended August 31, 2011 as compared to machining operations contributing $176,841 or 33% of net sales with parts and service providing $361,294 or 67% of net sales for the three months ended August 31, 2010.

Gross profit from International Machine and Welding, Inc. was $288,626 for the three months ended August 31, 2011 compared to $278,392 during the three months ended August 31, 2010 providing gross profit margins of 52% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $236,982 for the three months ended August 31, 2011 compared to $201,149 for the three months ended August 31, 2010.  The increase in selling, general and administrative expenses is due to the overall decrease in the allocation of overhead expenses passed on to the parent company.

Interest expense was $28,008 for the three months ended August 31, 2011 compared to $35,410 for the three months ended August 31, 2010. The decrease in interest expense is due to the Company reducing the overall debt and consolidating debts at a lower interest rate during the three months ended August 31, 2011.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

General

The Company’s consolidated net sales increased to $1,227,736 for the six months ended August 31, 2011, an increase of $34,287 or 3%, from $1,193,449 for the six months ended August 31, 2010.  Management believes the increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $639,266 for the six months ended August 31, 2011 from $612,215 for the six months ended August 31, 2010. Gross profit as a percentage of sales increased during the six months ended August 31, 2011 to 52% from 51% during the six months ended August 31, 2010.

Consolidated interest expense for the six months ended August 31, 2011 was $84,174 compared to $95,675 for the six months ended August 31, 2010. The decrease in interest expense is due to the Company paying bills on a timely basis thereby not incurring the penalties and interest that were being charged during the six months ended August 31, 2010.

Consolidated interest income for the six months ended August 31, 2011 was $3,778 compared to $27,434 for the six months ended August 31, 2010. The decrease in interest income is due to the discount on the note receivable becoming fully amortized during the six months ended August 31, 2011.

Selling, general and administrative expenses increased to $720,629 for the six months ended August 31, 2011 from $733,022 for the six months ended August 31, 2010, a decrease of $12,393 or 2%.

The Company incurred a net consolidated loss of $127,227 for the six months ended August 31, 2011 compared to $189,048 net loss for the six months ended August 31, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,227,736 for the six months ended August 31, 2011 compared to $1,193,449 for the six months ended August 31, 2010. The machining operations provided $370,927 or 30% of net sales with parts and service providing $856,809 or 70% of net sales for the six months ended August 31, 2011 as compared to machining operations contributing $341,600 or 29% of net sales with parts and service providing $851,849 or 71% of net sales for the six months ended August 31, 2010.

Gross profit from International Machine and Welding, Inc., our operating subsidiary, was $639,266 for the six months ended August 31, 2011 compared to $612,215 during the six months ended August 31, 2010 providing gross profit margins of 52% and 51%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc., our operating subsidiary, were $497,779 for the six months ended August 31, 2011 compared to $444,544 for the six months ended August 31, 2010.  The increase in selling, general and administrative expenses is due to the overall decrease in the allocation of overhead expenses passed on to the parent company.

Interest expense was $58,790 for the six months ended August 31, 2011 compared to $70,721 for the six months ended August 31, 2010. The decrease in interest expense is due to the Company paying bills on a timely basis thereby not incurring the penalties and interest that were being charged during the six months ended August 31, 2010.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2011 and 2010, the Company provided (used) net cash for operating activities of $3,573 and ($121,910), respectively.

During the six months ended August 31, 2011 and 2010, the Company used funds for investing activities of $60,680 and $20,421, respectively.

During the six months ended August 31, 2011 and 2010, the Company provided cash from financing activities of $73,491 and $147,195, respectively. The increase in net cash provided by financing activities is due to the reduced reliance on factoring receivables and reduction in proceeds from lending arrangements, as operations decreased comparative cash requirements.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2011. As of August 31, 2011, the Company had a working capital deficit of $780,814. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2011, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of August 31, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $904,530 of notes payable. The amount of principal payments in arrears was $529,470, with an additional amount of $375,960 of interest due at August 31, 2011. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4	RESERVED

ITEM 5.	OTHER MATTERS

None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

31.1	Certification of the Chief Financial Officer

31.2	Certification of the Chief Executive Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Financial Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Executive Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 13, 2011	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 13, 2011	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer