Form 10-Q
period 2011-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2012-01-11
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of January 11, 2012, the Registrant had 331,691,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

American Commerce Solutions, Inc. and Subsidiary
Consolidated Balance Sheets

	November 30, 2011	February 28, 2011
Assets	(unaudited)	(audited)
Current assets:
Cash	$56,056	$29,655
Accounts receivable, net of allowance of $0 and $0, respectively	-	70,839
Accounts receivable, factored	57,752	13,163
Inventories	275,669	213,557
Note receivable, related party, net of unamortized discount of $0 and $0, respectively	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	109,819	73,662

Total current assets	2,070,732	1,972,312

Property and equipment, net of accumulated depreciation of $2,396,982 and $2,250,218, respectively	2,962,824	3,071,599

Prepaid loan costs paid with common stock		22,047
Other assets	17,239	11,128

	$5,050,795	$5,077,086

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,317,243	$1,308,647
Current portion of notes payable, related party	805,498	642,925
Accounts payable; including related party balances of $48,114 and $77,812, respectively	248,427	307,371
Accrued expenses	148,028	161,195
Accrued interest	270,870	411,267

Total current liabilities	2,790,066	2,831,405

Notes payable, net of current portion	10,406	10,406
Due to stockholders	1,946,610	1,772,310

Total Liabilities	4,747,082	4,614,121

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 331,691,576 and 329,691,576 shares issued and outstanding, respectively	663,384	659,384
Additional paid-in capital	19,154,574	19,155,574
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,238,722)	(19,076,470)

Total stockholders’ equity	303,713	462,965

	$5,050,795	$5,077,086

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Operations
Unaudited

	Three Months Ended November 30,		Nine Months Ended November 30,
	2011	2010	2011	2010
Net sales	$594,450	$480,511	$1,822,186	$1,673,960
		1
Cost of goods sold	280,259	212,425	868,729	793,659

Gross profit	314,191	268,086	953,457	880,301

Selling, general and administrative expenses	322,302	346,123	1,042,931	1,079,145

Loss from operations	(8,111)	(78,037)	(89,474)	(198,844)

Other income (expense):
Other	3,000	—	37,532	—
Interest income	2,676	873	6,454	28,307
Interest expense	(32,590)	(43,266)	(116,764)	(138,941)
Total other (expense)	(26,914)	(42,393)	(72,778)	(110,634)
Loss from continuing operations before income tax	$(35,025)	$(120,430)	$(162,252)	$(309,478)
Income taxes	—	—	—	—

Loss from continuing operations	$(35,025)	$(120,430)	$(162,252)	$(309,478)

Net income (loss) available to common stockholders	(35,025)	(120,430)	(162,252)	(309,478)

Net loss per common share from continuing operations	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average number of common shares outstanding	331,169,576	329,159,576	330,100,485	308,530,110

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended November 30, 2011
Unaudited

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2011	329,691,576	$659,384	3,944	$3
Common stock issued for services	2,000,000	4,000
Net loss (unaudited)

Balance, November 30, 2011	331,691,576	$663,384	3,944	$3

Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
$19,155,574	$(19,076,470)	$(265,526)	$462,965
(1,000)			3,000
	(162,252)		(162,252)

$19,154,574	$(19,238,722)	$(265,526)	$303,713

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended November 30, 2011 and 2010
Unaudited

	Nine Months Ended November 30,
	2011	2010
Operating activities:
Net loss	$(162,252)	$(309,478)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	146,764	140,006
Amortization of loan costs	22,047	49,294
Issuance of common stock for services	3,000	—
Amortization of discount on notes receivable	—	(20,708)
Decrease (increase) in allowance for doubtful accounts	—	6,682
(Increase) decrease in:
Accounts receivables	70,839	(33,013)
Inventories	(62,112)	8,379
Other assets	(6,111)	(1,745)
Increase (decrease) in:
Accounts payable and accrued expenses	3,596	(11,165)
Deferred income	—	(14,097)

Net cash provided (used) by operating activities	15,771	(185,845)

Investing activities:
(Increase) decrease in other receivables	(36,157)	(29,140)
Acquisition of property and equipment	(37,989)	—

Net cash used by investing activities	(74,146)	(29,140)

Financing activities:
(Increase) decrease in due from factor	(44,589)	52,352
Proceeds from notes payable and long-term debt	45,200	121,302
Principal payments on notes payable	(90,135)	(111,831)
Increase in due to stockholders	174,300	174,300

Net cash provided by financing activities	84,776	236,123

Net increase in cash	26,401	21,138

Cash, beginning of period	29,655	10,289

Cash, end of period	$56,056	$31,427

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$11,073	$18,229

During the nine months ended November 30, 2011, the Company reclassified $197,873 of accrued interest to notes payable.

During the nine months ended November 30, 2011 and 2010, the Company increased a note payable by $18,231 and $18,231, respectively for an accrual of interest.

During the nine months ended November 30, 2010, the Company issued 45,773,010 shares of common stock to a related party and related company valued at $66,143 in exchange for guarantees of a note payable.  As of November 30, 2011 and 2010, $22,047 and $49,294 of these guaranty fees has been amortized.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiary

Notes to Consolidated Financial Statements
As of November 30, 2011 and for the
Three and Nine Months Ended November 30, 2011 and 2010

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

2. GOING CONCERN

The Company recorded losses from continuing operations of $35,025 and $162,252 for the three and nine months ended November 30, 2011. Current liabilities exceed current assets by $719,334 at November 30, 2011. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At November 30, 2011, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and nine months ended November 30, 2011 and 2010.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2011 and 2010, (b) the financial position at November 30, 2011, and (c) cash flows for the nine month periods ended November 30, 2011 and 2010, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2011. The results of operations for the three and nine month periods ended November 30, 2011 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the three and nine months ended November 30, 2011, the Company factored receivables of approximately $213,300 and $684,000, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $6,000 and $21,200 during the three and nine months ended November 30, 2011, respectively.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	November 30, 2011	February 28, 2011
Work-in process	$13,715	$10,310
Finished goods	261,954	203,247
Raw materials	—	—
Total inventories	$275,669	$213,557

8. RELATED PARTY TRANSACTIONS

During the three and nine months ended November 30, 2011 and 2010, two executives who are stockholders of the Company deferred $58,100 and $174,300, respectively, of compensation earned during the period. The balance due to stockholders at November 30, 2011 and February 28, 2011 totaled $1,946,610 and $1,772,310, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

During the nine months ended November 30, 2010, the Company issued 45,773,010 shares of common stock to a related party and related company valued at $66,142 in exchange for guarantees of a note payable. As of November 30, 2010 $49,294 of these guaranty fees has been amortized.

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

During the nine months ended November 30, 2011, the Company consolidated $499,753 of notes payable and $197,873 of accrued interest into $697,626 of new notes payable.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

9. SEGMENT INFORMATION

The Company had two reportable segments during 2011 and 2010; manufacturing and other. For the three and nine months ended November 30, 2011 and 2010 the Company has included segment reporting.

For the three months ended November 30, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$594,450		$594,450
Interest expense	$20,110	12,480	32,590
Depreciation	$49,038		49,038
Net income (loss)	$74,792	(109,817)	(35,025)
Property and equipment, net of accumulated depreciation	$2,962,824		2,962,824
Segment assets	$3,634,201	1,416,594	5,050,795

For the nine months ended November 30, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)		Total

Revenue	$1,822,186			$1,822,186
Interest expense	$78,900		$37,864	$116,764
Depreciation	$146,764	$		$146,764
Net income	$192,050		$(354,302)	$(162,252)

For the three months ended November 30, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other (a)		Total

Revenue	$480,511			$480,511
Interest expense, net	$30,909		$11,484	$42,393
Depreciation	$43,432	$		$43,432
Net income (loss)	$32,243		$(152,673)	$(120,430)
Property and equipment, net of accumulated depreciation	$3,119,948	$		$3,119,948

For the nine months ended November 30, 2010, information regarding operations by segment is as follows:

	Manufacturing	Other (a)		Total

Revenue	$1,673,960	$		$1,673,960
Interest expense, net	$96,216		$14,418	$110,634
Depreciation and amortization	$140,006	$		$140,006
Net income (loss)	$134,606		$(444,084)	$(309,478)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2011 and 2010. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

General

The Company’s consolidated net sales increased to $594,450 for the three months ended November 30, 2011, an increase of $113,939 or 24%, from $480,511 for the three months ended November 30, 2010.  Management believes the increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $314,191 for the three months ended November 30, 2011 from $268,086 for the three months ended November 30, 2010. Gross profit as a percentage of sales decreased to 53% during the three months ended November 30, 2011 from 56% for the same period ended November 30, 2010.

Consolidated interest expense for the three months ended November 30, 2011 was $32,590 compared to $43,266 for the three months ended November 30, 2010. The decrease in interest expense is due to the Company reducing the overall debt and consolidating debts at a lower interest rate during the three months ended November 30, 2011.

Consolidated interest income for the three months ended November 30, 2011 was $2,676 compared to $873 for the three months ended November 30, 2010. The increase in interest income is due to an increase in the note receivable to a related party during the three months ended 2011.

Selling, general and administrative expenses decreased to $322,302 for the three months ended November 30, 2011 from $346,123 for the three months ended November 30, 2010, a decrease of $23,821 or 7%.  The decrease in selling, general and administrative expenses is mainly due to operating efficiencies.

The Company incurred a net consolidated loss of $35,025 for the three months ended November 30, 2011 compared to $120,430 net loss for the three months ended November 30, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $594,450 for the three months ended November 30, 2011 compared to $480,511 for the three months ended November 30, 2010. The machining operations provided $152,150 or 26% of net sales with parts and service providing $442,300 or 74% of net sales for the three months ended November 30, 2011 as compared to machining operations contributing $160,414 or 33% of net sales with parts and service providing $320,097 or 67% of net sales for the three months ended November 30, 2010.

Gross profit from International Machine and Welding, Inc. was $314,191 for the three months ended November 30, 2011 compared to $268,086 during the three months ended November 30, 2010 providing gross profit margins of 53% and 56%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $219,725 for the three months ended November 30, 2011 compared to $204,935 for the three months ended November 30, 2010.  The increase in selling, general and administrative expenses is due to the overall decrease in the allocation of overhead expenses passed on to the parent company.

Interest expense was $20,110 for the three months ended November 30, 2011 compared to $30,909 for the three months ended November 30, 2010. The decrease in interest expense is due to the Company reducing the overall debt and consolidating debts at a lower interest rate during the three months ended November 31, 2011.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

General

The Company’s consolidated net sales increased to $1,822,186 for the nine months ended November 30, 2011, an increase of $148,226 or 9%, from $1,673,960 for the nine months ended November 30, 2010.  Management believes the increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $953,457 for the nine months ended November 30, 2011 from $880,301 for the nine months ended November 30, 2010. Gross profit as a percentage of sales decreased during the nine months ended November 30, 2011 to 52% from 53% during the nine months ended November 30, 2010.

Consolidated interest expense for the nine months ended November 30, 2011 was $116,764 compared to $138,941 for the nine months ended November 30, 2010. The decrease in interest expense is due to the Company paying bills on a timely basis thereby not incurring the penalties and interest that were being charged during the nine months ended November 30, 2010.

Consolidated interest income for the nine months ended November 30, 2011 was $6,454 compared to $28,307 for the nine months ended November 30, 2010. The decrease in interest income is due to the discount on the note receivable becoming fully amortized during the nine months ended November 30, 2011.

Selling, general and administrative expenses decreased to $1,042,931 for the nine months ended November 30, 2011 from $1,079,145 for the nine months ended November 30, 2010, a decrease of $6,214 or .6%.

The Company incurred a net consolidated loss of $162,252 for the nine months ended November 30, 2011 compared to $309,478 net loss for the nine months ended November 30, 2010.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,822,186 for the nine months ended November 30, 2011 compared to $1,673,960 for the nine months ended November 30, 2010. The machining operations provided $523,077 or 29% of net sales with parts and service providing $1,299,109 or 71% of net sales for the nine months ended November 30, 2011 as compared to machining operations contributing $502,014 or 30% of net sales with parts and service providing $822,111 or 70% of net sales for the nine months ended November 30, 2010.

Gross profit from International Machine and Welding, Inc., our operating subsidiary, was $953,457 for the nine months ended November 30, 2011 compared to $880,301 during the nine months ended November 30, 2010 providing gross profit margins of 52% and 53%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc., our operating subsidiary, were $717,504 for the nine months ended November 30, 2011 compared to $649,479 for the nine months ended November 30, 2010.  The increase in selling, general and administrative expenses is due to the overall decrease in the allocation of overhead expenses passed on to the parent company.

Interest expense was $78,900 for the nine months ended November 30, 2011 compared to $101,628 for the nine months ended November 30, 2010. The decrease in interest expense is due to the Company paying their bills more timely and avoiding the penalties and interest that the Company had incurred in the past.  The Company also consolidated several notes payable and was able to reduce the overall interest rate during the nine months ended November 30, 2011.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2011 and 2010, the Company provided (used) net cash for operating activities of $15,771 and ($185,845), respectively.

During the nine months ended November 30, 2011 and 2010, the Company used funds for investing activities of $74,146 and $29,140, respectively.

During the nine months ended November 30, 2011 and 2010, the Company provided cash from financing activities of $84,776 and $236,123, respectively. The decrease in net cash provided by financing activities is due to the reduced reduction in proceeds from lending arrangements, as operations decreased comparative cash requirements.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2011. As of November 30, 2011, the Company had a working capital deficit of $719,334. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 4(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at November 30, 2011, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of November 30, 2011 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $915,723 of notes payable. The amount of principal payments in arrears was $529,470, with an additional amount of $386,253 of interest due at November 30, 2011. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4. RESERVED

ITEM 5. OTHER MATTERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

31.1	Certification of the Chief Financial Officer	31.1

31.2	Certification of the Chief Executive Officer	31.2

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer	32.1

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer	32.2

	XBRL Instance Document	101.INS **

	XBRL Taxonomy Extension Schema Document	101.SCH **

	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL **

	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF **

	XBRL Taxonomy Extension Label Linkbase Document	101.LAB **

	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE **

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 11, 2012	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: January 11, 2012	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer