Form 10-K
period 2012-02-29
AMERICAN COMMERCE SOLUTIONS Inc
filed 2012-05-25
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ , 20 __ ,  to _________ , 20 __.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 23, 2012, the Registrant had 349,896,576 outstanding shares of its common stock, $0.002 par value.

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

American Commerce Solutions, Inc. (the “Company” or “American Commerce”) is a multi-industry holding company for its operating subsidiary. As of the close of its most recently completed fiscal year end, the Company had one wholly owned subsidiary operating in the manufacturing segment. The operating subsidiary is International Machine and Welding, Inc. located in Bartow, Florida.

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

BUSINESS STRATEGY

The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, geographical location compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 23% of the division’s revenues in fiscal 2012 compared to 17% in fiscal 2011, while the industrial and mining industries accounted for approximately 14% and 62% in fiscal 2012 compared to 19% and 62% in fiscal 2011, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 29, 2012, one of the Company’s customers accounted for approximately 65% of total revenues. This customer was Mosaic Company.

EMPLOYEES

At February 29, 2012, the Company and its subsidiaries had 18 full-time employees and the parent operation has 2 full time executives.

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

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 29, 2012 of $19,050,508.  The Company had net income of $25,962 for the year ended February 29, 2012 and a net loss of $385,280 for the year ended February 28, 2011. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 29, 2012. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Acquisition Risks. Acquisitions involve a number of special risks, some or all of which could have a material adverse effect on the Company’s results of operations  and financial condition. Such risks include, but are not limited to, the diversion of management’s attention from core operations, difficulties in the integration of acquired operations and retention of personnel, customers, and suppliers, unanticipated problems or legal liabilities, tax and accounting issues, and the inability to obtain all necessary governmental and other approvals and consents.

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2012. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 29, 2012 the price of our common shares has ranged from $0.001 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Valrico State Bank, originally at $875,000 encumbers this building. As of February 29, 2012, the balance on this note is $607,590. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of the Company’s fixed assets and 1,000,000 shares of the Company’s common stock.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
	High	Low
FISCAL 2012

First Quarter (March 1, 2011 through May 31, 2011)	$0.003	$0.0015
Second Quarter (June 1, 2011 through August 31, 2011)	$0.0019	$0.0011
Third Quarter (September 1, 2011 through November 30, 2011)	$0.0016	$0.0007
Fourth Quarter (December 1, 2011 through February 29, 2012)	$0.0021	$0.0005

FISCAL 2011

First Quarter (March 1, 2010 through May 31, 2010)	$0.0025	$0.001
Second Quarter (June 1, 2010 through August 31, 2010)	$0.0027	$0.0013
Third Quarter (September 1, 2010 through November 30, 2010)	$0.005	$0.0017
Fourth Quarter (December 1, 2010 through February 28, 2011)	$0.003	$0.0016

On February 29, 2012 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.001 and there were approximately 1,204 shareholders of record.

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

As a smaller reporting company we are not required to provide the information required by this item.

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

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011

General

The Company’s consolidated net sales increased to $2,447,400 for the fiscal year ended February 29, 2012, an increase of $165,683 or 7%, from $2,281,717 for the fiscal year ended February 28, 2011. The increase is due to customers requiring necessary repairs previously deferred over the last two years.

Gross profit for the consolidated operations increased to $1,289,149 for the fiscal year ended February 29, 2012 from $1,194,115 for the fiscal year ended February 28, 2011. Gross profit as a percentage of sales increased in fiscal year 2012 to 53% from 52% in fiscal year ended 2011. The increase in gross profit margin was due to a combination of International Machine & Welding receiving better pricing from its vendors and the mix of jobs during the quarter.

Consolidated interest expense in fiscal 2012 was $156,203 compared to $182,130 in fiscal 2011. The decrease in interest expense is due to the Company reducing the overall debt during the year, negotiating lower interest rates and making payments on time.

Consolidated interest income in fiscal 2012 was $9,307 compared to $29,299 in fiscal 2011. The decrease in interest income is due to the discount on the note receivable becoming fully amortized during the fiscal year ended February 28,2012.

Selling, general and administrative expenses decreased to $1,405,860 for fiscal 2012 from $1,426,564 for fiscal 2011, a decrease of $20,704 or 1%.

The Company incurred a net consolidated income of $25,962 for the year ended February 29, 2012 compared to $385,280 net loss for the year ended February 28, 2011.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,447,400 for the fiscal year ended February 29, 2012 compared to $2,281,717 for the fiscal year ended February 28, 2011. The machining operations provided $697,759 or 29% of net sales with parts and service providing $1,749,641 or 71% of net sales for the fiscal year ended February 29, 2012 as compared to machining operations contributing $669,207 or 29% of net sales with parts and service providing $1,612,510 or 71% of net sales for the fiscal year ended February 28, 2011.

Gross profit from International Machine and Welding, Inc. was $1,289,149 for the fiscal year ended February 29, 2012 compared to $1,194,115 in fiscal 2011 providing gross profit margins of 53% and 52%, respectively. The increase is due to customers requiring necessary repairs previously deferred over the last two years.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $977,025 for the fiscal year ended February 29, 2012 compared to $1,007,187 or the fiscal year ended February 28, 2011.

Interest expense was $105,859 for the fiscal year ended February 29, 2012 compared to $132,532 for the fiscal year ended February 28, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 29, 2012 and February 28, 2011, the Company used net cash for operating activities of $94,463 and $200,460, respectively. The decrease in use of cash is mainly due to the gain on the forgiveness of debt.

During the years ended February 29, 2012 and February 28, 2011, the Company used funds for investing activities of $93,155 and$58,120, respectively. This increase in cash used by investing activities is mainly due to the increase in the purchase of property and equipment.

During the years ended February 29, 2011 and February 28, 2011, the Company provided cash from financing activities of $166,060 and $277,946, respectively. The decrease in net cash provided by financing activities is due to the decrease in the cash received from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2012. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiaries

As of February 29, 2012 and February 28, 2011 and for the Years Then Ended

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
American Commerce Solutions, Inc. and Subsidiary
Bartow, Florida

I have audited the consolidated balance sheets of American Commerce Solutions, Inc. and Subsidiary as of February 29, 2012 and February 28, 2011 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit, and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 29, 2012 and February 28, 2011, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses from continuing operations, has negative working capital and has used significant cash in support of its operating activities. Additionally, as of February 29, 2012 the Company is in default of several notes payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
May 17, 2012

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29, 2012	February 28, 2011
Assets
Current assets:
Cash	$8,078	$29,655
Accounts receivable, net of allowance of $0 and $0, respectively	109,897	70,839
Accounts receivable, factored	15,004	13,163
Inventories	277,077	213,557
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	123,951	73,662
Prepaid expenses	4,966	—

Total current assets	2,110,409	1,972,312

Property and equipment, net of accumulated depreciation of $2,446,010 and $2,250,218, respectively	2,918,692	3,071,599

Prepaid loan costs paid with common stock	—	22,047
Other assets	11,564	11,128

	$5,040,665	$5,077,086

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of notes payable	$1,047,753	$1,308,647
Current portion of notes payable, related party	—	642,925
Accounts payable; including related party balances of $41,633 and $77,812, respectively	229,280	307,371
Accrued expenses	161,087	161,195
Accrued interest	286,082	411,267
Deferred revenue	—	—

Total current liabilities	1,724,202	2,831,405

Notes payable, net of current portion	3,828	10,406
Notes payable, related party, net of current portion	815,998	—
Due to stockholders	2,004,710	1,772,310

Total Liabilities	4,548,738	4,614,121

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 350,000,000 shares authorized; 331,869,576 and 329,691,576 shares issued; 331,169,576 and 329,169,576 shares outstanding, respectively	663,794	659,384
Additional paid-in capital	19,154,164	19,155,574
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,050,508)	(19,076,470)

Total stockholders’ equity	491,927	462,965

	$5,040,665	$5,077,086

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended February 29, 2012	Year Ended February 28, 2011
Net sales	$2,447,400	$2,281,717

Cost of goods sold	1,158,251	1,087,602

Gross profit	1,289,149	1,194,115

Selling, general and administrative expenses	1,405,860	1,426,564

Loss from operations	(116,711)	(232,449)

Other income (expense):
Other	37,532	—
Gain on forgiveness of debt	252,037	—
Interest expense	(156,203)	(182,130)
Interest income	9,307	29,299

Total other income (expense)	142,673	(152,831)

Income (loss) from continuing operations before income tax	$25,962	$(385,280)

Income taxes	—	—

Net income (loss) income available to common stockholders	$25,962	$(385,280)

Net income (loss) per common share, primary	$0.00	$(0.00)

Net income (loss) per common share, diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, primary	330,366,297	313,619,293

Weighted average number of common shares outstanding, diluted	335,083,697	313,619,293

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended February 29, 2012 and February 28, 2011

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount
Balance, February 28, 2010	283,918,566	$567,838	3,944	$3

Common shares issued for guaranty	22,886,505	45,773

Common shares issued for pledge of assets	22,886,505	45,773

Net loss

Balance, February 28, 2011	329,691,576	$659,384	3,944	$3

Common shares issued for services	2,205,000	4,410

Net income

Balance, February 29, 2012	331,896,576	$663,794	3,944	$3

Additional Paid-In Capital	Stock Subscription Receivable	Accumulated Deficit	Treasury Stock	Total
$19,180,977	$(10,000)	$(18,691,190)	$(265,526)	$782,102

(12,702)				33,071
(12,701)				33,072

		(385,280)		(385,280)

$19,155,574	$(10,000)	$(19,076,470)	$(265,526)	$462,965

(1,410)				3,000
		25,962		25,962

$19,154,164	$(10,000)	$(19,050,508)	$(265,526)	$491,927

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Years Ended February 29, 2012 and February 28, 2011

	2012	2011
Operating activities:
Net income (loss)	$25,962	$(385,280)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	195,792	193,399
Amortization of loan costs	22,047	65,830
Amortization of discount on notes receivable	—	(20,708)
Issuance of common stock for services	3,000	—
Gain on forgiveness of debt	(252,037)	—
(Increase) decrease in allowance for doubtful accounts	—	(4,850)
(Increase) decrease in:
Accounts receivables	(39,058)	12,502
Inventories	(61,127)	(11,392)
Prepaid expenses and other assets	(7,795)	2,400
Increase (decrease) in:
Accounts payable and accrued expenses	18,753	40,227
Deferred income	—	(14,097)

Net cash used by operating activities	94,463	(200,460)

Investing activities:
Increase in other receivables	(50,289)	(53,076)
Acquisition of property and equipment	42,886	(5,044)

Net cash used by investing activities	93,175	(58,120)

Financing activities:
(Increase) decrease in due from factor	(1,841)	49,070
Proceeds from notes payable and long-term debt	54,250	157,421
Principal payments on notes payable	(118,749)	(160,945)
Increase in due to stockholders	232,400	232,400

Net cash provided by financing activities	166,060	277,946

Net (decrease) increase in cash	(21,577)	19,366

Cash, beginning of period	29,655	10,289

Cash, end of period	$8,078	$29,655

Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$11,073	$38,112

During the year ended February 29, 2012, the Company reclassified $197,873 of accrued interest to notes payable.

During the year ended February 28, 2011, the Company issued 45,773,010 shares of common stock to a related party and related company, respectively, valued at $66,142 in exchange for guarantees of a note payable. As of February 28, 2011, $65,830 of these guaranty fees has been amortized.

During the years ended February 29, 2012 and February 28, 2011 the Company increased notes payable by $24,264 and $24,199, respectively for an accrual of interest.

During the year ended February 28, 2011 the Company wrote off fixed assets with a cost of $140,582 and which were fully depreciated.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
As of February 29, 2012 and February 28, 2011 and for the
Years Ended February 29, 2012 and February 28, 2011

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

The Company is primarily a holding company with a wholly owned subsidiary; International Machine and Welding, Inc. which is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $94,500 of cash in operations for the year ended February 29, 2012.  Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. Accounts receivable consist of billed services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 is considered adequate at February 29, 2012 and February 28, 2011. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 29, 2012 and February 28, 2011, the Company incurred amortization expense of $63,917 and $67,179, respectively.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the year ended February 29, 2012 and February 28, 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

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

	February 29,	February 28,
	2012	2011
Net Income (Loss)	$25,962	$(385,280)

Weighted Average Shares
Common Stock	330,366,297	313,619,293
Common stock equivalents (Options)	4,717,400	--	*
	335,083,697	313,619,293

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 29, 2012 and February 28, 2011, the Company factored receivables of approximately $850,900 and $1,216,000, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $28,500 and $40,200 during the years ended February 29, 2012 and February 28, 2011, respectively.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 29, 2012	February 28, 2011
Work-in process	$13,734	$10,310
Finished goods	260,950	203,247
Raw materials	—	—

Total inventories	$274,684	$213,557

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 29, 2012	February 28, 2011
Land	$186,045	$186,045
Building and improvements	2,770,269	2,702,512
Machinery and equipment	2,145,496	2,180,840
Office furniture and equipment	86,755	86,006
Trucks and automobiles	176,137	166,414

	5,364,702	5,321,817
Less accumulated depreciation	2,446,010	2,250,218

	$2,918,692	$3,071,599

Depreciation expense for the years ended February 29, 2012 and February 28, 2011 was $195,792 and $193,399, respectively.

7. NOTES PAYABLE

Notes payable consist of:

		February 29, 2012	February 28, 2011
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity.		$185,291	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity.		31,697	31,697
Note payable; related party; no interest; past maturity.		—	29,304
Note payable; related party; 12% interest; due on demand.		—	63,928
Note payable; related party; 8% interest; due March 2014; secured by common stock		733,695	—
Note payable; related party; 8% interest; due March 2014.		9,900	—
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 10% discount per share	(a)	—	48,000
Note payable; related party; 3% fee for the first 30 days, 16.5% interest thereafter; due on demand; convertible into common stock at a 15% discount per share	(a)	—	58,448
Note payable; related party; 15% interest; due on demand.		—	102,423
Note payable; related party; no interest; due on demand.		—	24,800
Note payable; related party; 18% interest; due on demand.		—	50,688
Note payable; related party; 15% interest; due on demand.		—	24,046
Notes payable; related party; 15% interest; due on demand.		—	18,735
Notes payable, individual, past maturity, interest payable in the amount of $10,000, in addition to principal.		10,000	10,000

Note payable; related party; 15% interest; due on demand.		—	21,069
Note payable; related party; 15% interest; due on demand.		—	37,382
Note payable; 13.99% interest; due September 23, 2013; secured by a vehicle		9,180	13,837
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock, convertible into common shares at a 15% discount to market price	(a)	—	12,500
Note payable; related party; 8% interest; due November 11, 2010; secured by common stock	(a)	—	19,800
Note payable; related party; 8% interest; due on demand.		—	15,000
Note payable; related party; 25% interest; due on demand.		20,000	20,000
Note payable; related party; 8% interest; due on demand.		52,403	52,403
Note payable; related party; 8% interest; due one year from date of issue beginning October 14, 2009; unsecured, convertible into common stock at a 15% discount per share	(a) (b)	—	34,500
Note payable; related party; 8% interest; due on demand.		—	9,900
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; past maturity		207,823	435,846
Note payable to a financial institution; 7.0% interest; monthly principal and interest payments of $6,610; collateralized by fixed assets and 1,000,000 shares of common stock owned by a stockholder; guaranteed by a stockholder; due April 2012		607,590	642,381

		1,867,579	1,961,978
Less current portion		(1,047,753)	(1,951,572)

		$819,826	$10,406

As of February 29, 2012, the notes payable listed above include notes in default totaling $424,812.

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

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2013	1,047,753
2014	440,084
2015	379,742
2016	—
Thereafter	—

$1,867,579

At February 29, 2012 and February 28, 2011, the above notes payable to related parties in the amount of $815,998 and $642,925, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

8. CONVERTIBLE PREFERRED STOCK

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 29, 2012, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $2,018,904 at February 29, 2012 and February 28, 2011, respectively. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 29, 2012 and February 28, 2011, no dividends were paid with additional shares of preferred stock.

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

9. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 29, 2012 and February 28, 2011, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 29, 2012 and February 28, 2011, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors’ and consultants’ retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 29, 2012 and February 28, 2011, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2010	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2011	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 29, 2012	362,500	0.27

The following table summarizes information about options outstanding and exercisable as of February 29, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04-$0.57	362,500	.29 years	$0.27	.29 years	362,500	$0.27

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 29, 2012, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $35,400,000. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 29, 2012	February 28, 2011
Unused operating loss carryforwards	$6,953,000	$6,980,200
Excess depreciation for tax purposes over the amount for financial reporting purposes	—	—
Deferred compensation	754,000	666,900
Gain on disposal	—	—
Write down in the value of investment	—	4,800
Other	—	—

	7,707,000	7,651,900
Valuation allowance	(7,707,000)	(7,651,900)

	$—	$—

The valuation allowance increased by $55,100 during the year ended February 29, 2012. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 29, 2012 and February 28, 2011.

	2012	2011
Statutory benefit	$(41,400)	$(271,200)
State tax benefit, net of federal effect	(13,700)	(13,700)
Nondedecutible expenses	—	4,100
Increase in deferred income tax valuation allowance	55,100	280,800

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

11. RELATED PARTY TRANSACTIONS

During the years ended February 29, 2012 and February 28, 2011, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2012 and February 28, 2011, totaled $2,004,710 and $1,772,310, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

During the year ended February 28, 2011, the Company issued 45,773,010 shares of common stock to a related party and related company, respectively, valued at $66,142 in exchange for guarantees of a note payable. As of February 29, 2012 and February 28, 2011, $0 and $65,380 of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

12. SUBSEQUENT EVENTS.

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at February 29, 2012, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of February 29, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	77	Chairman of the Board and Director

Frank D. Puissegur	53	Chief Financial Officer and Director

Daniel L. Hefner	61	Chief Executive Officer, President and Director

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

Mr. Puissegur joined the Company in June 2001 as Chief Financial Officer and Director. He became a Certified Public Accountant in 1982 with his certificate from the State of Florida and created a sole practitioner officethe same year. The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm. He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils. The American Institute of Tax Studies has awarded Mr. Puissegur the designation of “Certified Tax Professional.” He also holds the designation from the State of Florida as a Certified Family Mediator.

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

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)
Daniel Hefner,	2012	150,000	—	—	—	—	150,000
President and Chief Executive Officer	2011	150,000	—	—	—	—	150,000

Robert Maxwell,	2012	150,000	—	—	—	—	150,000
Chairman of the Board	2011	150,000	—	—	—	—	150,000

Both Hefner and Maxwell were compensated over $100,000 for fiscal years 2012 and 2011.

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

EMPLOYMENT AGREEMENTS

The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provided for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. This agreement expired in 2004 and Mr. Hefner served without agreement until 2006. In 2006, the Compensation Committee recommended, and the Board of Directors approved, an increase in base salary to $150,000 annually, retroactive to June 2004.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 29 2012 the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 29, 2012, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 29, 2012, the Company has no options available for future issuance under this plan.

At February 29, 2012, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 29, 2012 and February 28, 2011 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2012, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2012, the number of stock options held on February 29, 2012 and the realizable gain of stock options that are “in-the-money.”

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Shares Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	100	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	100	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 29, 2012 of $0.001 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 29, 2012, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 29, 2012 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	28.12%
Frank Puissegur	*
Daniel L. Hefner (2)	11.22%
All directors and executive officers as a group (3 persons)	39.34%
International Commerce and Finance (4)	41.92%

*	Less than 1%

(1)
Based upon 329,169,576 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of February 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

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

During the years ended February 29, 2012 and February 28, 2011, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2012 totaled $2,004,710. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 28, 2011, the Company issued 45,773,010 shares of common stock to a related party and related company valued at $66,142 in exchange for guarantees of a note payable. As of February 29, 2012 and February 28, 2011, $0 and $65,830 of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2012 and 2011, we were billed by our accountant, Peter Messineo, CPA, approximately $16,000 and $16,000 for audit and review fees associated with our 10-K and 10-Q filings.

Audit related fees

None

Tax Fees
None.

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

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 24, 2012	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: May 24, 2012	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer