Form 10-Q
period 2012-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2012-07-12
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of July 12, 2012, the Registrant had 349,896,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2012	2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$35,383	$8,078
Accounts receivable	85,866	109,897
Accounts receivable, factored	30,568	15,004
Inventories	235,018	277,077
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	139,200	123,951
Prepaid expenses	4,966	4,966

Total Current Assets	2,102,437	2,110,409

Property and equipment, net of accumulated depreciation of $2,482,571 and $2,446,010, respectively	2,872,654	2,918,692

OTHER ASSETS:
Prepaid loan costs paid with common stock	5,234	-
Other assets	10,080	11,564

Total Other Assets	15,314	11,564

TOTAL ASSETS	$4,990,405	$5,040,665

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$906,480	$1,047,753
Accounts payable; including related party balances of $18,905 and $41,633, respectively	163,339	229,280
Accrued expenses	105,997	161,087
Accrued interest	298,351	286,082
Total Current Liabilities	1,474,167	1,724,202

LONG-TERM LIABILITIES:
Notes payable, net of current portion	2,369	3,828
Notes payable, related party, net of current portion	857,495	815,998
Due to stockholders	2,062,810	2,004,710
Total Long-Term Liabilities	2,922,674	2,824,536

Total liabilities	4,396,841	4,548,738

STOCKHOLDERS' EQUITY
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 349,896,576 and
331,869,576 shares issued; 349,196,576 and 331,169,576 shares outstanding, respectively	699,794	663,794
Additional paid-in capital	19,136,164	19,154,164
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,966,871)	(19,050,508)
Total Stockholders' Equity	593,564	491,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,990,405	$5,040,665

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended May 31,
	2012	2011

REVENUE:
Net sales	$652,946	$677,586

COST OF GOODS SOLD	303,091	326,946

GROSS MARGIN	349,855	350,640

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	370,076	378,388

LOSS FROM OPERATIONS	(20,221)	(27,748)

OTHER INCOME (EXPENSE)
Forgiveness of debt	133,011	-
Interest expense	(32,416)	(43,594)
Interest income	3,263	1,732
TOTAL OTHER INCOME (EXPENSE)	103,858	(41,862)

NET INCOME (LOSS)	$83,637	$(69,610)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	346,430,446	329,169,576

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

					Capital in			Total
	Common Stock		Preferred Stock		Excess of	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Deficit

Balance, February 29, 2012	331,869,576	$663,794	3,944	$3	$19,154,164	$(19,050,508)	$(265,526)	$501,927

Common shares issued for pledge of assets	18,000,000	36,000	-	-	(18,000)	-	-	18,000

Net loss	-	-	-	-	-	83,637	-	83,637

Balance, May 31, 2012	349,869,576	$699,794	3,944	$3	$19,136,164	$(18,966,871)	$(265,526)	$603,564

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended May 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$83,637	$(69,610)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	46,264	47,561
Amortization of loan costs	15,701	16,536
Gain on forgiveness of debt	(133,012)	-
Loss on disposal of equipment	1,917	-
Issuance of common stock for guaranty	18,000	-
(Increase) decrease in:
Accounts receivables	24,031	(27,042)
Inventories	42,059	749
Other assets	(19,451)	-
Increase (decrease) in:
Accounts payable and accrued expenses	(108,097)	2,165
Net cash used by operating activities	(28,951)	(29,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	(15,249)	(13,475)
Acquisition of property and equipment	(2,143)	(1,725)
Net cash used by investing activities	(17,392)	(15,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	(15,564)	(15,671)
Proceeds from notes payable and long-term debt	44,804	30,100
Principal payments on notes payable	(13,692)	(44,627)
Increase in due to stockholders	58,100	58,100
	73,648	27,902

Net increase (decrease) in cash and cash equivalents	27,305	(16,939)

Cash, beginning of period	8,078	29,655

Cash, end of period	$35,383	$12,716

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26,046	$38,112
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$665	$6,099

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
As of May 31, 2012 and for the
Three Months Ended May 31, 2012 and 2011

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $29,000 of cash in operations for the three months ended May 31, 2012. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At May 31, 2012, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2012 and 2011.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2012 and 2011, (b) the financial position at May 31, 2012, and (c) cash flows for the three month periods ended May 31, 2012 and 2011, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2012. The results of operations for the three month period ended May 31, 2012 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the three months ended May 31, 2012 and 2011, the Company factored receivables of approximately $248,000 and $279,100, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $6,100 and $6,900 during the three months ended May 31, 2012 and 2011, respectively. As of May 31, 2012 and 2011, certain customers had remitted $0 and $300, respectively, to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	May 31, 2012	May 31, 2011

Work-in process	$12,491	$8,673
Finished goods	222,527	204,135
Raw materials	—	—
Total inventories	$235,018	$212,808

8. RELATED PARTY TRANSACTIONS

During the three months ended May 31, 2012 and 2011, two executives who are stockholders of the Company deferred $58,100 and $58,100, respectively, of compensation earned during the period. The balance due to stockholders at May 31, 2012 and 2011, totaled $2,062,810 and $1,830,410, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

9. LOANS PAYABLE

During the quarter ended May 31, 2012 the Company recognized a forgiveness of debt for a discharge of debts owed to an unrelated party due to expiration of statutory period. The recognized forgiveness totaled $131,011.

10. SEGMENT INFORMATION

The Company had two reportable segments during 2012 and 2011; manufacturing and other. For the three months ended May 31, 2012 and 2011 the Company has included segment reporting.

For the three months ended May 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$652,946		$652,946
Interest expense	$19,314	13,102	32,416
Depreciation	$46,264		46,264
Net income (loss)	$205,602	(121,965)	83,637
Property and equipment, net of accumulated depreciation	$2,872,654		2,872,654
Segment assets	$3,539,105	1,451,300	4,990,405

For the three months ended May 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$677,586		$677,586
Interest expense	$30,782	12,812	43,594
Depreciation	$47,561		47,561
Net income (loss)	$59,060	(128,670)	(69,610)
Property and equipment, net of accumulated depreciation	$3,025,763		3,025,763
Segment assets	$3,653,742	1,399,472	5,053,214

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2012 AND 2011

General

The Company’s consolidated net sales decreased to $652,946 for the three months ended May 31, 2012, a decrease of $24,640 or 4%, from $677,586 for the three months ended May 31, 2011.  Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $349,855 for the three months ended May 31, 2012 from $350,640 for the three months ended May 31, 2011. Gross profit as a percentage of sales increased during the three months ended May 31, 2012 to 54% from 52% during the three months ended May 31, 2010.

Consolidated interest expense for the three months ended May 31, 2012 was $32,416 compared to $43,594 for the three months ended May 31, 2010. The decrease in interest expense is due to the Company negotiating lower interest rates and making timely payments.

Consolidated interest income for the three months ended May 31, 2012 was $3,263 compared to $1,732 for the three months ended May 31, 2011.

Selling, general and administrative expenses decreased to $370,076 for the three months ended May 31, 2012 from $378,388 for the three months ended May 31, 2011, a decrease of $8,312 or 2%.

The Company incurred net consolidated income of $83,637 for the three months ended May 31, 2012 compared to $69,610 net loss for the three months ended May 31, 2011.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $652,946 for the three months ended May 31, 2012 compared to $677,586 for the three months ended May 31, 2011. The machining operations provided $228,724 or 35% of net sales with parts and service providing $424,222 or 65% of net sales for the three months ended May 31, 2012 as compared to machining operations contributing $178,329 or 26% of net sales with parts and service providing $499,257 or 74% of net sales for the three months ended May 31, 2011.

Gross profit from International Machine and Welding, Inc. was $349,855 for the three months ended May 31, 2012 compared to $350,640 during the three months ended May 31, 2011 providing gross profit margins of 54% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $258,406 for the three months ended May 31, 2012 compared to $260,797 for the three months ended May 31, 2011.

Interest expense was $19,314 for the three months ended May 31, 2012 compared to $30,782 for the three months ended May 31, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2012 and 2011, the Company used net cash for operating activities of $28,951 and $29,641, respectively.

During the three months ended May 31, 2012 and 2011, the Company used funds for investing activities of $17,392 and $15,200, respectively.

During the three months ended May 31, 2012 and 2011, the Company provided cash from financing activities of $73,648 and $27,902, respectively. The increase in net cash provided by financing activities is due to the reduced principle payments on notes payable and the increase in the proceeds from the notes payable.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at May 31, 2012, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of May 31, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1.A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $548,251 of notes payable. The amount of principal payments in arrears was $259,991 with an additional amount of $288,260 of interest due at May 31, 2012. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	RESERVED

ITEM 5.	OTHER MATTERS

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

	Certification of the Chief Financial Officer	31.1

	Certification of the Chief Executive Officer	31.2

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Financial Officer	32.1

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Executive Officer	32.2

XBRL Instance Document	101.INS **

XBRL Taxonomy Extension Schema Document	101.SCH **

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL **

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF **

XBRL Taxonomy Extension Label Linkbase Document	101.LAB **

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE **

(b) Reports on Form 8-K

None

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 12, 2012	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: July 12, 2012	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer