Form 10-Q
period 2012-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2012-10-12
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

As of October 12, 2012, the Registrant had 349,896,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2012	2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$13,268	$8,078
Accounts receivable	51,979	109,897
Accounts receivable, factored	61,211	15,004
Inventories	265,439	277,077
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	157,665	123,951
Prepaid expenses	4,995	4,966

Total Current Assets	2,125,993	2,110,409

Property and equipment, net of accumulated depreciation of $2,529,413 and $2,446,010, respectively	2,834,469	2,918,692

OTHER ASSETS:
Prepaid loan costs paid with common stock	12,888	-
Other assets	5,673	11,564

Total Other Assets	18,561	11,564

TOTAL ASSETS	$4,979,023	$5,040,665

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$765,064	$1,047,753
Accounts payable; including related party balances of $26,180 and $41,633, respectively	142,335	229,280
Accrued expenses	83,292	161,087
Accrued interest	319,626	286,082
Total Current Liabilities	1,310,317	1,724,202

LONG-TERM LIABILITIES:
Notes payable, net of current portion	859	3,828
Notes payable, related party, net of current portion	940,065	815,998
Due to stockholders	2,120,910	2,004,710
Total Long-Term Liabilities	3,061,834	2,824,536

Total liabilities	4,372,151	4,548,738

STOCKHOLDERS' EQUITY
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 349,896,576 and
331,896,576 shares issued; 349,196,576 and 331,169,576 shares outstanding, respectively	699,794	663,794
Additional paid-in capital	19,136,164	19,154,164
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(18,953,563)	(19,050,508)
Total Stockholders' Equity	606,872	491,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,979,023	$5,040,665

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2012	2011	2012	2011

REVENUE:
Net sales	$554,519	$550,150	$1,207,465	$1,227,736

COST OF GOODS SOLD	248,175	261,524	551,266	588,470

GROSS MARGIN	306,344	288,626	656,199	639,266

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	344,487	342,241	714,563	720,629

LOSS FROM OPERATIONS	(38,143)	(53,615)	(58,364)	(81,363)

OTHER INCOME (EXPENSE)
Forgiveness of debt	75,478	-	208,489	-
Other income (expense)	7,289	34,532	7,289	34,532
Interest expense	(34,789)	(40,580)	(67,205)	(84,174)
Interest income	3,473	2,046	6,736	3,778
TOTAL OTHER INCOME (EXPENSE)	51,451	(4,002)	155,309	(45,864)

NET INCOME (LOSS)	$13,308	$(57,617)	$96,945	$(127,227)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	349,169,576	330,363,124	347,800,011	329,571,750

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

					Capital in				Total
	Preferred Stock		Common Stock		Excess of	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Subscriptions	Stock	Deficit	Deficit

Balance, February 29, 2012	3,944	$3	331,896,576	$663,794	$19,154,164	$(10,000)	$(265,526)	$(19,050,508)	$491,927

Common shares issued for pledge of assets	-	-	18,000,000	36,000	(18,000)	-	-	-	18,000

Net loss	-	-	-	-	-	-	-	96,945	96,945

Balance, August 31, 2012	3,944	$3	349,896,576	$699,794	$19,136,164	$(10,000)	$(265,526)	$(18,953,563)	$606,872

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended August 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$96,945	$(127,227)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	92,853	97,726
Amortization of loan costs	31,916	22,047
Gain on forgiveness of debt	(208,489)	-
Loss on disposal of equipment	1,917	-
Issuance of common stock for services	-	3,000
Issuance of common stock for guaranty	41,003	-
(Increase) decrease in:
Accounts receivables	57,918	27,649
Inventories	11,638	(13,925)
Other assets	5,862	2,182
Increase (decrease) in:
Accounts payable and accrued expenses	(130,531)	(7,879)
Net cash provided (used) by operating activities	1,032	3,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	(33,714)	(25,031)
Acquisition of property and equipment	(10,547)	(35,649)
Net cash used by investing activities	(44,261)	(60,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	(46,207)	(2,386)
Proceeds from notes payable and long-term debt	112,566	39,700
Principal payments on notes payable	(134,140)	(80,023)
Increase in due to stockholders	116,200	116,200
Net cash provided by financing activities	48,419	73,491

Net increase (decrease) in cash and cash equivalents	5,190	16,384

Cash, beginning of period	8,078	29,655

Cash, end of period	$13,268	$46,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$26,046	$19,863
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$665	$12,198

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
As of August 31, 2012 and for the
Three and Six Months Ended August 31, 2012 and 2011

1. BACKGROUND INFORMATION

American Commerce Solutions, Inc., located and operating in West Central Florida, was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Jaque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the “Company”).  In August of 2012, the Company was re-incorporated in Florida.

The Company is primarily a holding company with one wholly owned subsidiary; International Machine and Welding, Inc. is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has provided approximately $1,000 of cash from operations for the six months ended August 31, 2012. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At August 31, 2012, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended August 31, 2012 and 2011.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2012 and 2011, (b) the financial position at August 31, 2012, and (c) cash flows for the six month periods ended August 31, 2012 and 2011, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2012. The results of operations for the three and six month periods ended August 31, 2012 are not necessarily indicative of those to be expected for the entire year.

 6. ACCOUNTS RECEIVABLE, FACTORED

During the three and six months ended August 31, 2012, the Company factored receivables of approximately $186,500 and $434,500, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $6,800, $12,900, $8,300 and $15,200 during the three and six months ended August 31, 2012 and 2011, respectively. As of August 31, 2012 and 2011, certain customers had remitted $0 to the Company on factored receivables; the Company has recorded these amounts as due to the factor and included them in accrued expenses on the accompanying consolidated balance sheets. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	August 31, 2012	August 31, 2011
Work-in process	$24,797	$8,571
Finished goods	240,642	218,911
Raw materials	—	—
Total inventories	$265,439	$227,482

8. RELATED PARTY TRANSACTIONS

During the three and six months ended August 31, 2012 and 2011, two executives who are stockholders of the Company deferred $58,100 and $116,200 respectively, of compensation earned during the period. The balance due to stockholders at August 31, 2012 and 2011, totaled $2,120,910 and $1,888,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

9. LOANS PAYABLE

During the six months ended August 31, 2012 the Company recognized a forgiveness of debt for a discharge of debts owed to an unrelated party due to expiration of statutory period. The recognized forgiveness totaled $208,489.

10. SEGMENT INFORMATION

The Company had two reportable segments during 2012 and 2011; manufacturing and other. For the three and six months ended August 31, 2012 and 2011 the Company has included segment reporting.

For the three months ended August 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$554,519		$554,519
Interest expense	$21,412	13,377	34,789
Depreciation	$46,589		46,589
Net income (loss)	$110,685	(97,377)	13,308
Property and equipment, net of accumulated depreciation	$2,834,469		2,834,469
Segment assets	$3,501,616	1,477,407	4,979,023

For the six months ended August 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,207,465		$1,207,465
Interest expense	$40,726	26,479	67,205
Depreciation	$92,853		92,853
Net income (loss)	$316,287	(219,342)	96,945

For the three months ended August 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$550,150		$550,150
Interest expense	$28,008	12,572	40,580
Depreciation	$50,165		50,165
Net income (loss)	$58,198	(115,815)	(57,617)
Property and equipment, net of accumulated depreciation	$3,009,522		3,009,522
Segment assets	$3,615,312	1,405,545	5,020,857

For the six months ended August 31, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,227,736		$1,227,736
Interest expense	$58,790	25,384	84,174
Depreciation	$97,726		97,726
Net income (loss)	$117,258	(244,485)	(127,227)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2012 AND 2011

General

The Company’s consolidated net sales increased to $554,519 for the three months ended August 31, 2012, an increase of $4,369 or .8%, from $550,150 for the three months ended August 31, 2011.  Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $306,344 for the three months ended August 31, 2012 from $288,626 for the three months ended August 31, 2011. Gross profit as a percentage of sales increased during the three months ended August 31, 2012 to 54.4% from 52% during the three months ended August 31, 2011.

Consolidated interest expense for the three months ended August 31, 2012 was $34,789 compared to $40,580 for the three months ended August 31, 2011. The decrease in interest expense is due to the Company negotiating lower interest rates, making timely payments and reducing the overall debt.

Consolidated interest income for the three months ended August 31, 2012 was $3,473 compared to $2,046 for the three months ended August 31, 2011.

Selling, general and administrative expenses increased to $344,487 for the three months ended August 31, 2012 from $342,241 for the three months ended August 31, 2011, an increase of $2,246 or .7%.

The Company incurred net consolidated income of $13,308 for the three months ended August 31, 2012 compared to $57,617 net loss for the three months ended August 31, 2011.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $554,519 for the three months ended August 31, 2012 compared to $550,150 for the three months ended August 31, 2011. The machining operations provided $165,440 or 30% of net sales with parts and service providing $389,079 or 70% of net sales for the three months ended August 31, 2012 as compared to machining operations contributing $192,598 or 35% of net sales with parts and service providing $357,552 or 65% of net sales for the three months ended August 31, 2011.

Gross profit from International Machine and Welding, Inc. was $306,344 for the three months ended August 31, 2012 compared to $288,626 during the three months ended August 31, 2011 providing gross profit margins of 55% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $250,129 for the three months ended August 31, 2012 compared to $236,982 for the three months ended August 31, 2011.

Interest expense was $21,412 for the three months ended August 31, 2012 compared to $28,008 for the three months ended August 31, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2012 AND 2011

General

The Company’s consolidated net sales decreased to $1,207,465 for the six months ended August 31, 2012, a decrease of $20,271 or 1.7%, from $1,227,736 for the six months ended August 31, 2011.  Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $656,199 for the six months ended August 31, 2012 from $639,266 for the six months ended August 31, 2011. Gross profit as a percentage of sales increased during the six months ended August 31, 2012 to 54.4% from 52% during the six months ended August 31, 2011.

Consolidated interest expense for the six months ended August 31, 2012 was $67,205 compared to $84,174 for the six months ended August 31, 2011. The decrease in interest expense is due to the Company negotiating lower interest rates and making timely payments.

Consolidated interest income for the six months ended August 31, 2012 was $6,736 compared to $3,778 for the six months ended August 31, 2011.

Selling, general and administrative expenses decreased to $714,563 for the six months ended August 31, 2012 from $720,629 for the six months ended August 31, 2011, a decrease of $6,066 or .8%.

The Company incurred net consolidated income of $96,945 for the six months ended August 31, 2012 compared to $127,227 net loss for the six months ended August 31, 2011.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,207,465 for the six months ended August 31, 2012 compared to $1,227,736 for the six months ended August 31, 2011. The machining operations provided $394,164 or 33% of net sales with parts and service providing $813,301 or 67% of net sales for the six months ended August 31, 2012 as compared to machining operations contributing $370,927 or 30% of net sales with parts and service providing $856,809 or 70% of net sales for the six months ended August 31, 2011.

Gross profit from International Machine and Welding, Inc. was $656,199 for the six months ended August 31, 2012 compared to $639,266 during the six months ended August 31, 2011 providing gross profit margins of 54.4% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $508,535 for the six months ended August 31, 2012 compared to $497,779 for the six months ended August 31, 2011.

Interest expense was $40,726 for the six months ended August 31, 2012 compared to $58,790 for the six months ended August 31, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the six manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2012 and 2011, the Company provided net cash for operating activities of $1,032 and $3,573, respectively.

During the six months ended August 31, 2012 and 2011, the Company used funds for investing activities of $44,261 and $60,680, respectively.

During the six months ended August 31, 2012 and 2011, the Company provided cash from financing activities of $48,419 and $73,491, respectively. The increase in net cash provided by financing activities is due to the reduced principle payments on notes payable and the increase in the proceeds from the notes payable.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at August 31, 2012, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of August 31, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended August 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $478,244 of notes payable. The amount of principal payments in arrears was $226,988 with an additional amount of $251,256 of interest due at August 31, 2012. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER MATTERS

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT INDEX

Incorporated Documents	SEC Exhibit Reference	Sequentially Numbered

	Certification of the Chief Financial Officer	31.1

	Certification of the Chief Executive Officer	31.2

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Financial Officer	32.1

	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbaenes-Oxley Act of 2002 of the Chief Executive Officer	32.2

XBRL Instance Document	101.INS **

XBRL Taxonomy Extension Schema Document	101.SCH **

XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL **

XBRL Taxonomy Extension Definition Linkbase Document	101.DEF **

XBRL Taxonomy Extension Label Linkbase Document	101.LAB **

XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE **

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 12, 2012	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 12, 2012	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer