Form 10-Q
period 2012-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-01-11
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______, 20 , to ______, 20 .

Commission File Number 33-98682

American Commerce Solutions, Inc.
(Exact Name of Registrant as Specified in Charter)

Florida	05-0460102
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of January 3, 2013, the Registrant had 349,896,576 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2012	2012
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash	$6,601	$8,078
Accounts receivable	144,025	109,897
Accounts receivable, factored	3,559	15,004
Inventories	240,509	277,077
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables	163,840	123,951
Prepaid expenses	4,501	4,966

Total Current Assets	2,134,471	2,110,409

Property and equipment, net of accumulated depreciation of $2,576,849 and $2,446,010, respectively	2,802,247	2,918,692

OTHER ASSETS:
Other assets	3,272	11,564

Total Other Assets	3,272	11,564

TOTAL ASSETS	$4,939,990	$5,040,665

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable	$771,319	$1,047,753
Accounts payable; including related party balances of $22,326 and $41,633, respectively	142,521	229,280
Accrued expenses	74,193	161,087
Accrued interest	328,037	286,082
Total Current Liabilities	1,316,070	1,724,202

LONG-TERM LIABILITIES:
Notes payable, net of current portion	447,548	3,828
Notes payable, related party, net of current portion	440,952	815,998
Due to stockholders	2,179,010	2,004,710
Total Long-Term Liabilities	3,067,510	2,824,536

Total liabilities	4,383,580	4,548,738

STOCKHOLDERS' EQUITY
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $0.002 par value; 350,000,000 shares authorized; 349,691,576 and
331,896,576 shares issued; 349,196,576 and 331,169,576 shares outstanding, respectively	699,794	663,794
Additional paid-in capital	19,136,164	19,154,164
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,004,025)	(19,050,508)
Total Stockholders' Equity	556,410	491,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,939,990	$5,040,665

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2012	2011	2012	2011

REVENUE:
Net sales	$617,157	$594,450	$1,824,622	$1,822,186

COST OF GOODS SOLD	281,663	280,259	832,929	868,729

GROSS MARGIN	335,494	314,191	991,693	953,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	357,114	322,302	1,071,677	1,042,931

LOSS FROM OPERATIONS	(21,620)	(8,111)	(79,984)	(89,474)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	208,489	-
Other income (expense)	-	3,000	7,289	37,532
Interest expense	(32,544)	(32,590)	(99,749)	(116,764)
Interest income	3,702	2,676	10,438	6,454
TOTAL OTHER INCOME (EXPENSE)	(28,842)	(26,914)	126,467	(72,778)

NET (LOSS) INCOME	$(50,462)	$(35,025)	$46,483	$(162,252)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	349,169,576	331,169,576	347,800,011	330,100,485

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)

					Capital in				Total
	Preferred Stock		Common Stock		Excess of	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Subscriptions	Stock	Deficit	Deficit

Balance, February 29, 2012	4,046	$3	331,896,576	$663,794	$19,154,164	$(10,000)	$(265,526)	$(19,050,508)	$491,927

Common shares issued for pledge of assets	-	-	18,000,000	36,000	(18,000)	-	-	-	18,000

Net loss	-	-	-	-	-	-	-	46,483	46,483

Balance, November 30, 2012	4,046	$3	349,896,576	$699,794	$19,136,164	$(10,000)	$(265,526)	$(19,004,025)	$556,410

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended November 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$46,483	$(162,252)
Adjustments to reconcile net loss to net cash (used) provided by operating activities
Depreciation and amortization	140,289	146,764
Amortization of loan costs	67,807	22,047
Gain on forgiveness of debt	(208,489)	-
Loss on disposal of equipment	1,917	-
Issuance of common stock for services	-	3,000
Issuance of common stock for guaranty	18,000	-
(Increase) decrease in:
Accounts receivables	(34,128)	70,839
Inventories	36,568	(62,112)
Other assets	8,757	(6,111)
Increase (decrease) in:
Accounts payable and accrued expenses	(131,033)	3,596
Net cash (used) provided by operating activities	(53,829)	15,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	(39,889)	(36,157)
Acquisition of property and equipment	(25,761)	(37,989)
Net cash used by investing activities	(65,650)	(74,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	11,445	(44,589)
Proceeds from notes payable and long-term debt	122,766	45,200
Principal payments on notes payable	(190,509)	(90,135)
Increase in due to stockholders	174,300	174,300
Net cash provided by financing activities	118,002	84,776

Net increase (decrease) in cash and cash equivalents	(1,477)	26,401

Cash, beginning of period	8,078	29,655

Cash, end of period	$6,601	$56,056

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,952	$11,073
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$665	$18,231

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
As of November 30, 2012 and for the
Three and Nine Months Ended November 30, 2012 and 2011

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $53,800 of cash from operations for the nine months ended November 30, 2012. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At November 30, 2012, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended November 30, 2012 and 2011.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2012 and 2011, (b) the financial position at November 30, 2012, and (c) cash flows for the nine month periods ended November 30, 2012 and 2011, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 29, 2012. The results of operations for the three and nine month periods ended November 30, 2012 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the three and nine months ended November 30, 2012, the Company factored receivables of approximately $103,600 and $538,100, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $4,900, $17,800, $6,000 and $21,200 during the three and nine months ended November 30, 2012 and 2011, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	November 30, 2012	November 30, 2011
Work-in process	$14,496	$13,715
Finished goods	226,013	261,954
Raw materials	—	—
Total inventories	$240,509	$275,669

8. RELATED PARTY TRANSACTIONS

During the three and nine months ended November 30, 2012, two executives who are stockholders of the Company deferred $58,100 and $174,300 respectively, of compensation earned during the period. The balance due to stockholders at November 30, 2012 and 2011, totaled $2,179,010 and $1,946,610, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

9. LOANS PAYABLE

During the nine months ended November 30, 2012 the Company recognized a forgiveness of debt for a discharge of debts owed to an unrelated party due to expiration of statutory period. The recognized forgiveness totaled $208,489.

10. SEGMENT INFORMATION

The Company had two reportable segments during 2012 and 2011; manufacturing and other. For the three and nine months ended November 30, 2012 and 2011 the Company has included segment reporting.

For the three months ended November 30, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$617,157		$617,157
Interest expense	$19,219	13,325	32,544
Depreciation	$47,436		47,436
Net income (loss)	$70,444	(120,906)	(50,462)
Property and equipment, net of accumulated depreciation	$2,802,247		2,802,247
Segment assets	$3,469,284	1,470,706	4,939,990

For the nine months ended November 30, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,824,622		$1,824,622
Interest expense	$59,945	39,804	99,749
Depreciation	$140,289		140,289
Net income (loss)	$386,722	(340,239)	46,483

For the three months ended November 30, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$594,450		$594,450
Interest expense	$20,110	12,480	32,590
Depreciation	$49,038		49,038
Net income (loss)	$74,792	(109,817)	(35,025)
Property and equipment, net of accumulated depreciation	$2,962,824		2,962,824
Segment assets	$3,616,961	1,416,594	5,033,555

For the nine months ended November 30, 2011, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$1,822,186		$1,822,186
Interest expense	$78,900	37,864	116,764
Depreciation	$146,764		146,764
Net income (loss)	$192,050	(354,302)	(162,252)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2012 and 2011. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

General
The Company’s consolidated net sales increased to $617,157 for the three months ended November 30, 2012, an increase of $22,707 or 4%, from $594,450 for the three months ended November 30, 2011. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $335,494 for the three months ended November 30, 2012 from $314,191 for the three months ended November 30, 2011. Gross profit as a percentage of sales increased during the three months ended November 30, 2012 to 55% from 53% during the three months ended November 30, 2011.

Consolidated interest expense for the three months ended November 30, 2012 was $32,544 compared to $32,590 for the three months ended November 30, 2011.

Consolidated interest income for the three months ended November 30, 2012 was $3,702 compared to $2,676 for the three months ended November 30, 2011.

Consolidated selling, general and administrative expenses increased to $357,114 for the three months ended November 30, 2012 from $322,302 for the three months ended November 30, 2011, an increase of $34,812 or 10.8%.

The Company incurred net consolidated loss of $50,462 for the three months ended November 30, 2012 compared to $35,025 net loss for the three months ended November 30, 2011.

Manufacturing Segment
The manufacturing operation, International Machine and Welding, Inc. provided net sales of $617,157 for the three months ended November 30, 2012 compared to $594,450 for the three months ended November 30, 2011. The machining operations provided $195,510 or 32% of net sales with parts and service providing $421,647 or 68% of net sales for the three months ended November 30, 2012 as compared to machining operations contributing $152,150 or 26% of net sales with parts and service providing $442,300 or 74% of net sales for the three months ended November 30, 2011.

Gross profit from International Machine and Welding, Inc. was $335,494 for the three months ended November 30, 2012 compared to $314,191 during the three months ended November 30, 2011 providing gross profit margins of 55% and 53%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $246,256 for the three months ended November 30, 2012 compared to $219,725 for the three months ended November 30, 2011.  The increase in selling, general and administrative expenses is primarily due to an increase of $7,371 of salaries and related benefits and $10,691 decrease in the investment in American Fiber Green common stock.

Interest expense was $19,219 for the three months ended November 30, 2012 compared to $20,110 for the three months ended November 30, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012 AND 2011

General
The Company’s consolidated net sales increased to $1,824,622 for the nine months ended November 30, 2012, an increase of $2,436 or .1%, from $1,822,186 for the nine months ended November 30, 2011.

Gross profit for the consolidated operations increased to $991,693 for the nine months ended November 30, 2012 from $953,457 for the nine months ended November 30, 2011. Gross profit as a percentage of sales increased during the nine months ended November 30, 2012 to 54% from 52% during the nine months ended November 30, 2011.

Consolidated interest expense for the nine months ended November 30, 2012 was $99,749 compared to $116,764 for the nine months ended November 30, 2011. The decrease in interest expense is due to the Company negotiating lower interest rates and making timely payments.

Consolidated interest income for the nine months ended November 30, 2012 was $10,438 compared to $6,454 for the nine months ended November 30, 2011.

Selling, general and administrative expenses increased to $1,071,677 for the nine months ended November 30, 2012 from $1,042,931 for the nine months ended November 30, 2011, an increase of $28,746 or 3%.  an increase of $8,796 in salaries and related benefits, $10,260 increase in meals and entertainment and $12,658 decrease in the overall value of the investment in common stock.

The Company incurred net consolidated income of $46,483 for the nine months ended November 30, 2012 compared to $162,252 consolidated net loss for the nine months ended November 30, 2011.

Manufacturing Segment
The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,824,622 for the nine months ended November 30, 2012 compared to $1,822,186 for the nine months ended November 30, 2011. The machining operations provided $589,674 or 32% of net sales with parts and service providing $1,234,948 or 68% of net sales for the nine months ended November 30, 2012 as compared to machining operations contributing $523,077 or 29% of net sales with parts and service providing $1,299,109 or 71% of net sales for the nine months ended November 30, 2011.

Gross profit from International Machine and Welding, Inc. was $991,693 for the nine months ended November 30, 2012 compared to $953,457 during the nine months ended November 30, 2011 providing gross profit margins of 54% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $754,791 for the nine months ended November 30, 2012 compared to $717,504 for the nine months ended November 30, 2011.  The increase in selling, general and administrative expenses was primarily due to an increase of $15,600 in salaries and related benefits, $8,258 increase in key employee salaries and related commissions and $14,401 decrease in the overall value of the investment in common stock.

Interest expense was $59,945 for the nine months ended November 30, 2012 compared to $78,900 for the nine months ended November 30, 2011. The decrease in interest expense is due to the Company reducing the overall debt.

The Company does not have discrete financial information on each of the six manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES
During the nine months ended November 30, 2012 and 2011, the Company (used) provided net cash for operating activities of ($53,829) and $15,771, respectively.

During the nine months ended November 30, 2012 and 2011, the Company used funds for investing activities of $65,650 and $74,146, respectively.

During the nine months ended November 30, 2012 and 2011, the Company provided cash from financing activities of $118,002 and $84,776, respectively. The increase in net cash provided by financing activities is due to the reduced principle payments on notes payable and the increase in the proceeds from the notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2013. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at November 30, 2012, such disclosure controls and procedures were not effective.

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

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the COSO. Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of November 30, 2012 based on such criteria.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended November 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $483,653 of notes payable. The amount of principal payments in arrears was $226,988 with an additional amount of $256,665 of interest due at November 30, 2012. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER MATTERS

Our independent registered accounting firm, Peter Messineo, CPA, has recently joined his firm with another firm.  The resulting merger results in a change in audit firms to Drake, Klein, Messineo, CPAs, PA.  An 8-K is being filed for this change.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 11, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: January 11, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer