Form 10-K/A
period 2012-02-29
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-02-27
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference: none

EXPLANATORY NOTE

This Amendment NO.1 to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended February 29, 2012 originally filed on May 23, 2012 of American Commerce Solutions, Inc., a Delaware corporation. The Company is filing this amendment to amend

Item 9(A) CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management,  Daniel Hefner our chief executive officer and Frank Puissegur our chief financial officer, to allow timely decisions regarding required disclosure.

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) as of February 29, 2012 concluded that as of such date the company’s disclosure controls and procedures were inadequate and ineffective and there were material weaknesses due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the management is responsible for establishing and maintaining preparation of financial statements for external purposes consistent with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our CEO and CFO concluded that, as of February 29, 2012, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent “financial expert” as such term is defined under federal securities law. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC’s reporting requirements and they both personally certify our financial reports.

Accordingly, while we have identified material weaknesses in our system of internal control over financial reporting, we believe we have taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Our management has determined that current resources would be appropriately applied elsewhere and when resources permit, it will address and remediate material weaknesses through implementing various controls or changes to controls. At such time as we have additional financial resources available to us, we intend to enhance our controls and procedures. We will not be able to assess whether the steps we intend to take will fully remedy the material weakness in our internal control over financial reporting until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that occurred during the year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: February 25, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: February 25, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer