Form 10-Q/A
period 2012-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-02-27
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Documents incorporated by reference: none

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal Quarter ended November 30, 2012, originally filed on January 11, 2013 (the “Original 10-Q”) of American Commerce Solutions, Inc., a Florida corporation (the “Company”). We are filing this Amendment to amend

ITEM 4(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Management conducted its evaluation based on the framework in Internal Control – Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of November 30, 2012, our internal control over financial reprting was not effective due to material weakneses in the system of internal control.  A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended  November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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