Form 10-Q/A
period 2012-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-04-26
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
____________________

FORM 10-Q/A

Amendment No. 2

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

Documents incorporated by reference: none

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal Quarter ended May 31, 2012, originally filed on July 12, 2012 (the “Original 10-Q”) of American Commerce Solutions, Inc., a Delaware corporation (the “Company”). We are filing this Amendment to amend

ITEM 4(T) CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2012, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Management's Report on Internal Control over Financial Reporting

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: April 25, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: April 25, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer