Form 10-K
period 2013-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-06-10
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $757,899 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 29, 2013, the Registrant had 663,622,066 outstanding shares of its common stock, $0.002 par value.

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

American Commerce Solutions, Inc. was incorporated in Rhode Island in May 1991 under the name Jaque Dubois, Inc. and was re-incorporated in Delaware in 1994. In July 1995, the Company’s name was changed to JD American Workwear, Inc. In December 2000 the shareholders voted to change the name of the company to American Commerce Solutions, Inc. to more accurately portray the activities of the company. In August 2012, the Company was reincorporated in Florida.

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

BUSINESS STRATEGY

The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, geographical location, compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 11% of the division’s revenues in fiscal 2013 compared to 23% in fiscal 2012, while the industrial and mining industries accounted for approximately 23% and 64% in fiscal 2013 compared to 14% and 62% in fiscal 2012, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2013, one of the Company’s customers accounted for approximately 56% of total revenues. This customer was Mosaic Company.

EMPLOYEES

At February 28, 2013, the Company and its subsidiaries had 17 full-time employees and the parent operation has 2 full time executives.

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

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2013 of $19,056,299. The Company had a net loss of $5,791 for the year ended February 28, 2013. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2013. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2013. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2013 the price of our common shares has ranged from $0.001 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Center State Bank, originally at $875,000 encumbers this building. As of February 28, 2013, the balance on this note is $535,535. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7.5% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of Division I’s fixed assets and 1,000,000 shares of the Company’s common stock. On March 22, 2013, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 6% interest, with monthly principle and interest payments of $4,877.76 and a balloon payment for the remainder of the loan on the maturity date of March 24, 2015. The note is secured by all of Division I’s fixed assets.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Bid Prices
	High	Low
FISCAL 2013

First Quarter (March 1, 2012 through May 31, 2012)	$0.0025	$0.0008
Second Quarter (June 1, 2012 through August 31, 2012)	$0.004	$0.0014
Third Quarter (September 1, 2012 through November 30, 2012)	$0.004	$0.0011
Fourth Quarter (December 1, 2012 through February 28, 2013)	$0.0025	$0.0011

FISCAL 2012

First Quarter (March 1, 2011 through May 31, 2011)	$0.003	$0.0015
Second Quarter (June 1, 2011 through August 31, 2011)	$0.0019	$0.0011
Third Quarter (September 1, 2011 through November 30, 2011)	$0.0016	$0.0007
Fourth Quarter (December 1, 2011 through February 29, 2012)	$0.0021	$0.0005

On February 28, 2013 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0025 and there were approximately 1,204 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
	—	—

Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	100,000	$0.04	57,400

Employees Stock Incentive Plan approved by security holders	—	—	—

Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	—	—	—

RECENT SALES OF UNREGISTERED SECURITIES

None

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012

General

The Company’s consolidated net sales decreased to $2,351,670 for the fiscal year ended February 28, 2013, a decrease of $95,730 or 4%, from $2,447,400 for the fiscal year ended February 29, 2012. The decrease is due to a significant customer replacing 28 machines which did not require any maintenance.

Gross profit for the consolidated operations increased to $1,317,332 for the fiscal year ended February 28, 2013 from $1,289,149 for the fiscal year ended February 29, 2012. Gross profit as a percentage of sales increased in fiscal year 2013 to 56% from 53% in fiscal year ended 2012. The increase in gross profit margin was due to the prior year being more heavily concentrated in parts sales and in the current year, the Company was more heavily concentrated in labor, which has a higher gross margin.

Consolidated interest expense in fiscal 2013 was $131,244 compared to $156,203 in fiscal 2012. The decrease in interest expense is due to the Company reducing the overall debt during the year, negotiating lower interest rates and making payments on time.

Consolidated interest income in fiscal 2013 was $14,066 compared to $9,307 in fiscal 2012. The increase in interest income is primarily due to the increase in the principal balance of the note receivable in 2013.

Selling, general and administrative expenses increased to $1,426,223 for fiscal 2013 from $1,405,860 for fiscal 2012, an increase of $20,363 or 1%.

The Company incurred a consolidated net loss of $5,791 for the year ended February 28, 2013 compared to $25,962 net income for the year ended February 29, 2012.

Manufacturing

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,351,670 for the fiscal year ended February 28, 2013 compared to $2,447,400 for the fiscal year ended February 29, 2012. The machining operations provided $783,802 or 33% of net sales with parts and service providing $1,567,868 or 67% of net sales for the fiscal year ended February 28, 2013 as compared to machining operations contributing $697,759 or 29% of net sales with parts and service providing $1,749,641 or 71% of net sales for the fiscal year ended February 29, 2012.

Gross profit from International Machine and Welding, Inc. was $1,317,332 for the fiscal year ended February 28, 2013 compared to $1,289,149 in fiscal 2012 providing gross profit margins of 56% and 53%, respectively. The increase in gross profit margin was due to the prior year being more heavily concentrated in parts sales and in the current year, the Company was more heavily concentrated in labor, which has a higher gross margin.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $1,005,338 for the fiscal year ended February 28, 2013 compared to $977,025 or the fiscal year ended February 29, 2012.

Interest expense for International Machine and Welding, Inc. was $78,144 for the fiscal year ended February 28, 2013 compared to $105,859 for the fiscal year ended February 29, 2013. The decrease in interest expense is due to the Company reducing the overall debt.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2013 and February 29, 2012, the Company used net cash for operating activities of $83,485 and $99,359, respectively. The decrease in use of cash is mainly due to the gain on the forgiveness of debt.

During the years ended February 28, 2013 and February 29, 2012, the Company used funds for investing activities of $56,789 and$88,278, respectively. This decrease in cash used by investing activities is mainly due to the decrease in the purchase of property and equipment.

During the years ended February 28, 2013 and February 29, 2012, the Company provided cash from financing activities of $153,947 and $166,060, respectively. The decrease in net cash provided by financing activities is due to the increase in the payments to reduce notes payable.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2013, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of February 28, 2013 and February 29, 2012.

SEASONALITY

The diversity of operations in the manufacturing segment protects it from seasonal trends except in the sales of agricultural processing where the majority of the revenue is generated while the processors await the next harvest.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with Generally Accepted Accounting Principles, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
American Commerce Solutions, Inc. and Subsidiaries
As of February 28, 2013 and February 29, 2012 and for the Years Then Ended
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
American Commerce Solutions, Inc. and Subsidiary
Bartow, Florida

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. as of February 28, 2013 and February 29, 2012 and the related consolidated statements of operations, consolidated stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2013, and February 29, 2012 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs LLC
Clearwater, Florida
May 29, 2013

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2013	February 29, 2012
Assets
Current assets:
Cash	$21,751	$8,078
Accounts receivable, net of allowance of $0 and $0, respectively	144,748	109,897
Accounts receivable, factored	14,054	15,004
Inventories	278,594	277,077
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables, including related party receivables of $149,451 and $108,394, respectively	181,398	123,951
Prepaid expenses	4,481	4,966

Total current assets	2,216,462	2,110,409

Property and equipment, net of accumulated depreciation of $2,624,254 and $2,446,010, respectively	2,775,828	2,918,692

Other assets	3,080	11,564

	$4,995,370	$5,040,665

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable; including related party balances of $19,940 and $41,633, respectively	155,503	229,280
Accrued expenses, including related party balances of $52,386 and $110,882, respectively	102,149	161,087
Accrued interest, including related party balances of $76,242 and $42,097, respectively	348,313	286,082
Current portion of notes payable, related parties	$226,988	$1,047,753
Current portion of notes payable	539,363

Total current liabilities	1,372,316	1,724,202

Notes payable, net of current portion	—	3,828
Notes payable, related party, net of current portion	881,808	815,998
Due to stockholders	1,837,110	2,004,710

Total Liabilities	4,091,234	4,548,738

Stockholders’ equity:
Preferred stock, total authorized 5,000,000 shares:
Series A; cumulative and convertible; $.001 par value; 600 shares authorized; 102 shares issued and outstanding; liquidating preference $376,125	—	—
Series B; cumulative and convertible; $.001 par value; 3,950 shares authorized; 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock; $.002 par value; 1,500,000,000 shares authorized; 663,622,066 and 331,869,576 shares issued; 663,100,066 and 331,169,576 shares outstanding, respectively	1,327,245	663,794
Additional paid-in capital	18,908,713	19,154,164
Stock subscription receivable	(10,000)	(10,000)
Treasury stock, at cost	(265,526)	(265,526)
Accumulated deficit	(19,056,299)	(19,050,508)

Total stockholders’ equity	904,136	491,927

	$4,995,370	$5,040,665

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended February 28, 2013	Year Ended February 29, 2012
Net sales	$2,351,670	$2,447,400

Cost of goods sold	1,034,338	1,158,251

Gross profit	1,317,332	1,289,149

Selling, general and administrative expenses	1,426,223	1,405,860

Loss from operations	(108,891)	(116,711)

Other income (expense):
Other	11,789	37,532
Gain on forgiveness of debt	208,489	252,037
Interest expense	(131,244)	(156,203)
Interest income	14,066	9,307

Total other income (expense)	103,100	142,673

(Loss) income from operations before income tax	$(5,791)	$25,962

Income taxes	—	—

Net (loss) income available to common stockholders	$(5,791)	$25,962

Net (loss) income per common share, primary	$0.00	$0.00

Net (loss) income per common share, diluted	$0.00	$0.00

Weighted average number of common shares outstanding, primary	385,960,606	330,366,297

Weighted average number of common shares outstanding, diluted	385,960,606	335,083,697

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended February 28, 2013 and February 29, 2012

	Common Stock		Preferred Stock		Additional Paid-In	Stock Subscription	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Total
Balance, February 28, 2011	329,691,576	$659,384	3,944	$3	$19,155,574	$(10,000)	$(19,076,470)	$(265,526)	$462,965

Common shares issued for services	2,205,000	4,410			(1,410)				3,000

Net income							25,962		25,962

Balance, February 29, 2012	331,896,576	$663,794	3,944	$3	$19,154,164	$(10,000)	$(19,050,508)	$(265,526)	$491,927

Common shares issued for deferred compensation	313,725,490	627,451			(227,451)				400,000

Common shares issued for guaranty	18,000,000	36,000			(18,000)				18,000

Net income							(5,791)		(5,791)

Balance, February 28, 2013	663,622,066	$1,327,245	3,944	$3	$18,908,713	$(10,000)	$(19,056,299	$(265,526)	$904,136

The accompanying notes are an integral part of the consolidated financial statements

American Commerce Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended February 28, 2013 and February 29, 2012

	2013	2012
Operating activities:
Net (loss) income	$(5,791)	$25,962
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation	187,694	190,896
Amortization of loan costs	67,807	22,047
Issuance of common stock for services	—	3,000
Issuance of note payable for loan costs	18,000	—
Loss on sale of equipment	1,917	—
Gain on forgiveness of debt	(208,489)	(252,037)
(Increase) decrease in:
Accounts receivables	(34,851)	(39,058)
Inventories	(1,517)	(61,127)
Prepaid expenses and other assets	8,969	(7,795)
Increase (decrease) in:
Accounts payable and accrued expenses	(69,819)	18,753

Net cash (used) provided by operating activities	(36,080)	(99,359)

Investing activities:
Increase in other receivables	(57,447)	(50,289)
Acquisition of property and equipment	(46,747)	(37,989)

Net cash used by investing activities	(104,194)	(88,278)

Financing activities:
(Increase) decrease in due from factor	950	(1,841)
Proceeds from notes payable and long-term debt	149,266	54,250
Principal payments on notes payable	(228,669)	(118,749)
Increase in due to stockholders	232,400	232,400

Net cash provided by financing activities	153,947	166,060

Net increase (decrease) in cash	13,673	(21,577)

Cash, beginning of period	8,078	29,655

Cash, end of period	$21,751	$8,078

-Supplemental disclosures of cash flow information and noncash investing and financing activities:
Cash paid during the period for interest	$67,269	$11,073
Cash paid during the period for taxes	$—	$—

During the year ended February 29, 2012, the Company reclassified $197,873 of accrued interest to notes payable.

During the years ended February 28, 2013 and February 29, 2012 the Company increased notes payable by $665 and $24,265, respectively for an accrual of interest.

The accompanying notes are an integral part of the consolidated financial statements.

American Commerce Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
As of February 28, 2013 and February 29, 2012 and for the
Years Ended February 28, 2013 and February 29, 2012

1. BACKGROUND INFORMATION

American Commerce Solutions, Inc., located and operating in West Central Florida, was incorporated in Rhode Island in 1991 under the name Jaque Dubois, Inc., and was re-incorporated in Delaware in 1994. In July 1995, Jaque Dubois, Inc. changed its name to JD American Workwear, Inc. In December 2000, the stockholders voted at the annual stockholders meeting to change the name of JD American Workwear, Inc. to American Commerce Solutions, Inc. (the “Company”). In August 2012, the Company was reincorporated in Florida.

The Company is primarily a holding company with a wholly owned subsidiary; International Machine and Welding, Inc. which is engaged in the machining and fabrication of parts used in heavy industry, and parts sales and service for heavy construction equipment.

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $36,100 of cash in operations for the year ended February 28, 2013. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

Principles of Consolidation

The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiary, International Machine and Welding. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $21,751 and $8,078 at February 28, 2013 and February 29, 2012, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable, and related party notes.

Customer Concentration

The Company generates a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 11% of revenues in fiscal 2013 compared to 23% in fiscal 2012, while the industrial and mining industries accounted for approximately 23% and 64% in fiscal 2013 compared to 14% and 62% in fiscal 2012, respectively, of the total revenues. Although the Company does not rely on a single customer, during the year ended February 28, 2013, one of the Company’s customers accounted for approximately 56% of total revenues. This customer was Mosaic Company.

Accounts Receivable

Trade. Accounts receivable consist of billed and uncollected services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $0 is considered adequate at February 28, 2013 and February 29, 2012. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

Factored. The Company accounts for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company’s accounts receivable. The Company receives 80% of all approved invoices sold to the Factoring Company, who assumes the credit risk. Based on the Factoring Company’s collections of these invoices the Company may receive additional consideration of up to 18%. The Company records the 80% as payment against the invoices sold and records 20% as an amount due from Factoring Company. Once the invoice exceeds 120 days outstanding, the remaining 20% of the receivable is recorded as expense.

Inventory

The Company follows FASB ASC 330, “Inventory”. Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include raw materials and direct labor and fixed and variable production overheads, taking into account the stage of completion and the normal capacity of production facilities. The cost of inventories is determined using the first-in, first-out (FIFO) method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

Property and Equipment

The Company follows ASC 360, Property, Plant, and Equipment, for its fixed assets. Property and equipment are stated at cost. The Company capitalizes all purchases with costs in excess of $500 and a useful life in excess of one year. Depreciation and amortization expense are calculated using the straight-line method of accounting over the following estimated useful lives of the assets:

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2013 and February 29, 2012, the Company incurred amortization expense of $67,807 and $22,047, respectively.

Shipping and Handling

The Company records amounts billed to customers for shipping and handling costs as sales revenue. Costs incurred by the Company for shipping and handlings are included in cost of sales.

Revenue Recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated when products, repairs or parts are delivered to the customer. Revenue is recognized net of sales returns and allowances. Provisions for discounts and rebates to customers, estimated returns, allowances, and other adjustments are provided for in the same period the related sales are recorded.

Amounts collected on behalf of governmental authorities for sales taxes and other similar taxes are reported on a net basis.

Revenue derived from the sale of products not yet completed and delivered is deferred and recognized as revenue once the product has been delivered to the customer.

Long-lived Assets

Long-lived assets (which excludes goodwill and other indefinite-lived intangible assets) are assessed for impairment IAW ASC 360, Property and equipment when an indicator of impairment exists. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the years ended February 28, 2013 and February 29, 2012.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2013 and February 29, 2012.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company’s continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

No deferred tax assets or liabilities were recognized as of February 28, 2013 and February 29, 2012.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for each of the years ended February 28, 2013 and February 29, 2012 was $0.

Earnings (Loss) per Share

The Company records stock as issued at the time consideration is received or the obligation is incurred.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of February 28, 2013 and, thus, anti-dilution issues are not applicable.

	February 28,	February 29,
	2013	2012
Net (loss) income	$(5,791)	$25,962

Weighted Average Shares
Common Stock	385,960,606	330,366,297
Common stock equivalents (Options)	--	4,717,400	*
	385,960,606	335,083,697

* Net loss for the period, options and other dilutive common stock equivalents are anti-dilutive and are excluded from computation.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 28, 2013 and February 29, 2012, the Company factored receivables of approximately $665,100 and $850,900, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $20,700 and $28,500 during the years ended February 28, 2013 and February 29, 2012, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2013	February 29, 2012
Work-in process	$10,906	$13,734
Finished goods	267,688	260,950
Raw materials	—	2,393

Total inventories	$278,594	$277,077

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2013	February 29, 2012
Land	$186,045	$186,045
Building and improvements	2,782,660	2,770,269
Machinery and equipment	2,165,974	2,145,496
Office furniture and equipment	87,335	86,755
Trucks and automobiles	178,068	176,137

	5,400,082	5,364,702
Less accumulated depreciation	2,624,254	2,446,010

	$2,775,828	$2,918,692

Depreciation expense for the years ended February 28, 2013 and February 29, 2012 was $187,694 and $190,896, respectively.

7. NOTES PAYABLE

Notes payable consist of:

	February 28, 2013		February 29, 2012
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity.	$185,291	*	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity.	31,697	*	31,697
Note payable; related party; 8% interest; due March 2014; secured by common stock	799,505		733,695
Note payable; related party; 8% interest; due March 2014.	9,900		9,900
Notes payable, related party, past maturity, interest payable in the amount of $10,000, in addition to principal.	10,000	*	10,000
Note payable; 13.99% interest; due September 23, 2013; secured by a vehicle	3,828		9,180
Note payable; related party; 25% interest; due on March 1, 2014	20,000		20,000
Note payable; related party; 8% interest; due on March 1, 2014	52,403		52,403
Note payable to Internal Revenue Service pursuant to a Chapter 11 reorganization plan; 8% interest; secured by tax lien; past maturity	—		207,823
Note payable to a financial institution; 7.5% interest; monthly principal and interest payments of $6,756; collateralized by fixed assets; due April 2014	535,535		607,590

	1,648,159		1,867,579
Less current portion	(766,351)		(1,047,753)

	$881,808		$819,826

*As of February 28, 2013, the notes payable listed above include notes in default totaling $226,988.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2014	766,351
2015	881,808
2015	—
2016	—
2017	—
Thereafter	—

$881,808

At February 28, 2013 and February 29, 2012, the above notes payable to related parties in the amount of $1,108,796 and $815,998, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

Forgiveness of notes payable

During the years ended February 28, 2013 and February 29, 2012, the Company recognized a forgiveness of debt for a discharge of debts owed to an unrelated party due to expiration of statutory period. The recognized gain totaled $208,489 and $252,037, respectively, and is included in the Statements of Operations.

8. EQUITY

Preferred Stock - Series A

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2013, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

Preferred Stock - Series B

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $2,018,904 at February 28, 2013 and February 29, 2012. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2013 and February 29, 2012, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

In written document, the holder’s of the convertible preferred shares A and B have waived conversion rights since the inception of these preferred issuances until such time that the Company’s market price of shares rise sufficiently or the Company amends the capital structure (through reverse split or increase in the authorized shares) or combination of all factors, where by a conversion of any preferred series of stock, or portion thereof, will not exceed the authorized shares of the Company.

Common Stock

During the year ended February 28, 2013, the Company issued 18,000,000 shares of common stock to a related party valued at $18,000 in exchange for a guaranty of a note payable.

During the year ended February 28, 2013, the Company issued a total of 313,725,490 shares of common stock in settlement of $400,000 of deferred compensation to the two executives.

9. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2013 and February 29, 2012, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2013 and February 29, 2012, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors’ and consultants’ retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2013 and February 29, 2012, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2011	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 29, 2012	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	(262,500)

Options outstanding, February 28, 2013	100,000	0.04

The following table summarizes information about options outstanding and exercisable as of February 28, 2013:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.04	100,000	.25 years	$0.04	.25 years	100,000	$0.04

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2013, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $35,406,000. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2013	February 29, 2012
Unused operating loss carryforwards	$6,953,000	$6,953,000
Excess depreciation for tax purposes over the amount for financial reporting purposes	—	—
Deferred compensation	841,100	754,000
Gain on disposal	—	—
Write down in the value of investment	—	—
Other	—	—

	7,794,100	7,707,000
Valuation allowance	(7,794,100)	(7,707,000)

	$—	$—

The valuation allowance increased by $87,100 during the year ended February 28, 2013. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2013 and February 29, 2012.

	2013	2012
Statutory benefit	$(73,400)	$(41,400)
State tax benefit, net of federal effect	(13,700)	(13,700)
Nondeductible expenses	—	—
Increase in deferred income tax valuation allowance	87,100	55,100

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

11. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2013 and February 29, 2012, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2013 and February 29, 2012, totaled $1,837,110 and $2,004,710, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2013, the Company issued 156,862,745 shares of common stock in settlement of $200,000 of deferred compensation to each of the two executives.

During the year ended February 28, 2013, the Company issued 18,000,000 shares of common stock to a related party valued at $18,000 in exchange for a guaranty of a note payable. As of February 28, 2013, all of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants.

Our February 29, 2012 audit report was issued by Peter Messineo CPA (PM). Our February 28, 2013 audit report has been issued by Messineo & Company CPAs LLC (M & Co.) M & CO. and PM are the same independent registered public accounting firm.

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A	CONTROLS AND PROCEDURES

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

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) as of February 28, 2013 concluded that as of such date the company’s disclosure controls and procedures were inadequate and ineffective and there were material weaknesses due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of February 28, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2011. Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2013, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent “financial expert” as such term is defined under federal securities law; (3) lack of a majority of outside directors on our board of directors, potentially resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, (4) inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that occurred during the year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company
Robert E. Maxwell	78	Chairman of the Board and Director

Frank D. Puissegur	54	Chief Financial Officer and Director

Daniel L. Hefner	62	Chief Executive Officer, President and Director

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

Mr. Puissegur joined the Company in June 2001 as Chief Financial Officer and Director. He became a Certified Public Accountant in 1982 with his certificate from the State of Florida and created a sole practitioner office the same year. The practice grew and has evolved into its current form as the partnership of Puissegur, Finch, & Slivinski, P.A., a full service accounting firm. He is a member of the American and Florida Institutes of Certified Public Accountants and the National and Polk County Estate Planning Councils. The American Institute of Tax Studies has awarded Mr. Puissegur the designation of “Certified Tax Professional.” He also holds the designation from the State of Florida as a Certified Family Mediator.

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

CODE OF ETHICS

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past two fiscal years of the Company’s Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the “ Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)

Daniel Hefner,	2013	150,000	—	—	—	—	150,000
President and	2012	150,000	—	—	—	—	150,000
Chief Executive Officer	2011	150,000	—	—	—	—	150,000

Robert Maxwell,	2013	150,000	—	—	—	—	150,000
Chairman of the Board	2012	150,000	—	—	—	—	150,000
	2011	150,000	—	—	—	—	150,000

Frank Puissegur	2013	—	—	—	—	—	—
Chief Financial Officer	2012	—	—	—	—	—	—
	2011	—	—	—	—	—	—

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

EMPLOYMENT AGREEMENTS

The Company signed an employment agreement with Daniel L. Hefner on June 1, 2000 containing a base salary of $60,000; a minimum cash bonus of $15,000 per year and a 4% annual increase of the base pay. Stock options are granted on the signing and June 1 of each contract year at the rate of 100,000 common share equivalents. The contract also provided for a $750 per month car allowance and the payment of all insurance, fuel and maintenance costs and all perquisites related to health, dental, life or disability as may be offered to the executive management staff. All other provisions of the previous contract related to capital raises or warrant or exercise revenue were omitted except for the termination provisions stated above. This agreement expired in 2004 and Mr. Hefner served without agreement until 2006. In 2006, the Compensation Committee recommended, and the Board of Directors approved, an increase in base salary to $150,000 annually, retroactive to June 2004, this agreement remains in effect.

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2013 the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2013, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2013, the Company has no options available for future issuance under this plan.

At February 28, 2013, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2013 and February 29, 2012 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2013, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2013, the number of stock options held on February 28, 2013 and the realizable gain of stock options that are “in-the-money.”

			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Shares Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $		Unexercisable $
Daniel L. Hefner	100,000	0	100,000	0	100	(1)	0
Daniel L. Hefner	100,000	0	100,000	0	100	(1)	0

(1)	Based upon the closing price of the Common Stock as quoted on the Over The Counter Bulletin Board on February 28, 2013 of $0.001 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2013, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	248,179,473	37.40%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	3,000,000	0.0045%	**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	222,467,624	33.52%

All Directors and Executive Officers as a Group (3 persons)(5)		70.9245. %

(**)	Less than 1%

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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2013 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	37.61%
Frank Puissegur	*
Daniel L. Hefner (2)	31.94%
All directors and executive officers as a group (3 persons)	69.55%
International Commerce and Finance (4)	20.81%

*	Less than 1%

(1)
Based upon 663,100,066 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of February 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 100,000 votes upon exercise of currently exercisable options to purchase Common Stock and 211,809,105 shares of Common Stock.

(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 249,423,786 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.

(4)	Consisting of 137,985,691 shares of Common Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the years ended February 28, 2013 and February 29, 2012, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2013 totaled $1,837,110. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

During the year ended February 28, 2012, the Company issued 18,000,000 shares of common stock to a related party valued at $18,000 in exchange for a guaranty of a note payable. As of February 28, 2013 all of these guarantee fees have been amortized.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2013 and 2012, we were billed by our accountant, Peter Messineo, CPA, approximately $16,000 and $16,000 for audit and review fees associated with our 10-K and 10-Q filings.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 10, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: June 10, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer