Form 10-Q
period 2013-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-07-15
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of July 8, 2013, the Registrant had 663,622,066 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2013	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$19,414	$21,751
Accounts receivable, net of allowance of $0 and $0, respectively	145,816	144,748
Accounts receivable, factored	19,678	14,054
Inventories	318,317	278,594
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables, including related party receivables of $159,215 and $149,451, respectively	194,505	181,398
Prepaid expenses	50,579	4,481
Total Current Assets	2,319,745	2,216,462

Property and equipment, net of accumulated depreciation of $2,673,028 and $2,624,254, respectively	2,745,165	2,775,828

OTHER ASSETS:
Other assets	4,146	3,080
Total Other Assets	4,146	3,080

TOTAL ASSETS	$5,069,056	$4,995,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $16,071 and $19,940, respectively	$205,020	$155,503
Accrued expenses, including related party balances of $37,155 and $52,386, respectively	82,923	102,149
Accrued interest, including related party balances of $84,993 and $76,242, respectively	353,090	348,313
Current portion of notes payable, related parties	-	226,988
Current portion of notes payable	256,769	539,363
Total Current Liabilities	897,802	1,372,316

LONG-TERM LIABILITIES:
Notes payable, net of current portion	503,985	-
Notes payable, related party, net of current portion	916,046	881,808
Due to stockholders	1,895,210	1,837,110
Total Long-Term Liabilities	3,315,241	2,718,918

STOCKHOLDERS' EQUITY
Preferred stock; $0.; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000 shares authorized; 663,622,066 and 663,622,066
shares issued and 663,100,066 and 663,100,066 shares outstanding, respectively	1,327,245	1,327,245
Additional paid-in capital	18,908,713	18,908,713
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(19,104,422)	(19,056,299)
	1,121,539	1,169,662
Treasury stock at cost	(265,526)	(265,526)
Total Stockholders' Equity	856,013	904,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,069,056	$4,995,370

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended May 31,
	2013	2012

REVENUE:
Net sales	$677,085	$652,946
	677,085	652,946

COST OF GOODS SOLD	316,968	303,091

GROSS MARGIN	360,117	349,855

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	378,615	370,076

LOSS FROM OPERATIONS	(18,498)	(20,221)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	133,011
Interest expense	(33,492)	(32,416)
Interest income	3,867	3,263
TOTAL OTHER EXPENSE (INCOME)	(29,625)	103,858

NET (LOSS) INCOME	$(48,123)	$83,637

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	663,100,066	346,430,446

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

					Additional	Stock			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Deficit

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$(19,056,299)	$(265,526)	$904,136

Net loss (unaudited)	-	-	-	-	-	-	(48,123)	-	(48,123)

Balance, May 31, 2013 (unaudited)	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$(19,104,422)	$(265,526)	$856,013

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended May 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(48,123)	$83,637
Adjustments to reconcile net loss to net cash and cash equivalents
(used) provided by operating activities:
Depreciation	48,775	46,264
Amortization of loan costs	10,417	15,701
Gain on forgiveness of debt	-	(133,012)
Loss on disposal of equipment	-	1,917
Issuance of common stock for guaranty	-	18,000
(Increase) decrease in:
Accounts receivable	(1,068)	24,031
Inventories	(39,723)	42,059
Other assets	(4,027)	(19,451)
Increase (decrease) in:
Accounts payable and accrued expenses	35,068	(108,097)
Net cash provided (used) by operating activities	1,319	(28,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	(13,107)	(15,249)
Acquisition of property and equipment	(18,112)	(2,143)
Net cash used by investing activities	(31,219)	(17,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	(5,624)	(15,564)
Proceeds from notes payable and long-term debt	48,929	44,804
Principal payments on notes payable	(73,842)	(13,692)
Increase in due to stockholders	58,100	58,100
Net cash provided by financing activities	27,563	73,648

Net decrease in cash and cash equivalents	(2,337)	27,305

Cash and cash equivalents, beginning of period	21,751	8,078

Cash and cash equivalents, end of period	$19,414	$35,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,298	$26,046

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$-	$665

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Consolidated Financial Statements
As of May 31, 2013 and for the
Three Months Ended May 31, 2013 and 2012

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

2. GOING CONCERN
The Company has incurred substantial operating losses since inception and has provided approximately $1,319 of cash in operations for the three months ended May 31, 2013. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION
At May 31, 2013, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2013 and 2012.

5. BASIS OF PRESENTATION
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2013 and 2012, (b) the financial position at May 31, 2013, and (c) cash flows for the three month periods ended May 31, 2013 and 2012, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2013. The results of operations for the three month period ended May 31, 2013 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED
During the three months ended May 31, 2013, the Company factored receivables of approximately $146,900. In connection with the factoring agreement, the Company incurred fees of approximately $4,300 and $6,100 during the three months ended May 31, 2013 and 2012, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES
Inventories consist of the following:

	May 31, 2013	February 28, 2013
Work-in process	$23,510	$10,906
Finished goods	294,807	267,688
Raw materials	—	—
Total inventories	$318,317	$278,594

8. RELATED PARTY TRANSACTIONS
During the three months ended May 31, 2013, two executives who are stockholders of the Company deferred $58,100 of compensation earned during the period. The balance due to stockholders at May 31, 2013 and 2012, totaled $1,895,210 and $2,062,810, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

9. SEGMENT INFORMATION
The Company had two reportable segments during 2013 and 2012; manufacturing and other. For the three months ended May 31, 2013 and 2012 the Company has included segment reporting.

For the three months ended May 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$677,085		$677,085
Interest expense	$19,340	14,152	33,492
Depreciation	$48,775		48,775
Net income (loss)	$70,021	(118,144)	(48,123)
Property and equipment, net of accumulated depreciation	$2,745,165		2,745,165
Segment assets	$3,524,413	1,544,643	5,069,056

For the three months ended May 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$652,946		$652,946
Interest expense	$19,314	13,102	32,416
Depreciation	$46,264		46,264
Net income (loss)	$205,602	(121,965)	83,637
Property and equipment, net of accumulated depreciation	$2,872,654		2,872,654
Segment assets	$3,539,105	1,451,300	4,990,405

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ended February 28, 2014 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2013 and 2012. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2013 AND 2012

General
The Company’s consolidated net sales increased to $677,085 for the three months ended May 31, 2013, an increase of $24,139 or 4%, from $652,946 for the three months ended May 31, 2012. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $360,117 for the three months ended May 31, 2013 from $349,855 for the three months ended May 31, 2012. Gross profit as a percentage of sales remained at 54% for the three months ended May 31, 2013 and May 31, 2012.

Consolidated interest expense for the three months ended May 31, 2013 was $33,492 compared to $32,416 for the three months ended May 31, 2012.

Consolidated interest income for the three months ended May 31, 2013 was $3,867 compared to $3,263 for the three months ended May 31, 2012.

Consolidated selling, general and administrative expenses increased to $378,615 for the three months ended May 31, 2013 from $370,076 for the three months ended May 31, 2012, an increase of $8,539 or 2%.

The Company incurred net consolidated loss of $48,123 for the three months ended May 31, 2013 compared to $83,637 net income for the three months ended May 31, 2012.  The prior year net income was primarily the result of approximately $133,000 gain on forgiveness of debt.

Manufacturing Segment
The manufacturing operation, International Machine and Welding, Inc. provided net sales of $677,085 for the three months ended May 31, 2013 compared to $652,946 for the three months ended May 31, 2012. The machining operations provided $207,142 or 31% of net sales with parts and service providing $469,943 or 69% of net sales for the three months ended May 31, 2013 as compared to machining operations contributing $228,724 or 35% of net sales with parts and service providing $424,222 or 65% of net sales for the three months ended May 31, 2012.

Gross profit from International Machine and Welding, Inc. was $360,117 for the three months ended May 31, 2013 compared to $349,855 during the three months ended May 31, 2012 providing gross profit margins of 54%, for each of the three months ended May 31, 2013 and 2012.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $270,759 for the three months ended May 31, 2013 compared to $258,406 for the three months ended May 31, 2012. The increase in selling, general and administrative expenses is primarily due to additional legal fees.

Interest expense was $19,340 for the three months ended May 31, 2013 compared to $19,314 for the three months ended May 31, 2012.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES
During the three months ended May 31, 2013 and 2012, the Company provided (used) net cash for operating activities of $1,319 and ($28,951), respectively.

During the three months ended May 31, 2013 and 2012, the Company used funds for investing activities of $31,219 and $17,392, respectively.

During the three months ended May 31, 2013 and 2012, the Company provided cash from financing activities of $27,563 and $73,648, respectively. The decrease in net cash provided by financing activities is due to the increased principle payments on notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2014. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2013, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended May 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $494,473 of notes payable. The amount of principal payments in arrears was $226,988 with an additional amount of $267,485 of interest due at May 31, 2013. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 15, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: July 15, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer