Form 10-Q
period 2013-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2013-10-15
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 14, 2013, the Registrant had 673,622,066 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	FEBRUARY 28,
	2013	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$13,791	$21,751
Accounts receivable, net of allowance of $91 and $0, respectively	87,401	144,748
Accounts receivable, factored	29,387	14,054
Inventories	290,831	278,594
Note receivable, related party	1,009,792	1,009,792
Due from related party	561,644	561,644
Other receivables, including related party receivables of $171,565 and $149,451, respectively	232,944	181,398
Prepaid expenses	57,748	4,481
Total Current Assets	2,283,538	2,216,462

Property and equipment, net of accumulated depreciation of $2,722,607 and $2,624,254, respectively	2,708,991	2,775,828

OTHER ASSETS:
Other assets	4,146	3,080
Total Other Assets	4,146	3,080

TOTAL ASSETS	$4,996,675	$4,995,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $19,927 and $19,940, respectively	$80,852	$155,503
Accrued expenses, including related party balances of $22,923 and $52,386, respectively	77,281	102,149
Accrued interest, including related party balances of $95,716 and $76,242, respectively	368,976	348,313
Current portion of notes payable, related parties	389,394	226,988
Current portion of notes payable	285,000	539,363
Total Current Liabilities	1,201,503	1,372,316

LONG-TERM LIABILITIES:
Notes payable, net of current portion	466,432	-
Notes payable, related party, net of current portion	494,990	881,808
Due to stockholders	1,953,310	1,837,110
Total Long-Term Liabilities	2,914,732	2,718,918

Total Liabilities	4,116,235	4,091,234

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000 shares authorized; 673,622,066 and 663,622,066
shares issued and 673,100,066 and 663,100,066 shares outstanding, respectively	1,347,245	1,327,245
Additional paid-in capital	18,930,713	18,908,713
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(19,121,995)	(19,056,299)
	1,145,966	1,169,662
Treasury stock at cost	(265,526)	(265,526)
Total Stockholders' Equity	880,440	904,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,996,675	$4,995,370

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2013	2012	2013	2012

REVENUE:
Net sales	$695,174	$554,519	$1,372,259	$1,207,465
	695,174	554,519	1,372,259	1,207,465

COST OF GOODS SOLD	322,028	248,175	638,996	551,266

GROSS MARGIN	373,146	306,344	733,263	656,199

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	364,011	344,487	742,626	714,563

LOSS FROM OPERATIONS	9,135	(38,143)	(9,363)	(58,364)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	75,478	-	208,489
Other income (expense)	-	7,289	-	7,289
Interest expense	(30,811)	(34,789)	(64,303)	(67,205)
Interest income	4,103	3,473	7,970	6,736
TOTAL OTHER EXPENSE (INCOME)	(26,708)	51,451	(56,333)	155,309

NET (LOSS) INCOME	$(17,573)	$13,308	$(65,696)	$96,945

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	665,517,648	349,169,576	664,295,718	347,800,001

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Additional	Stock			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Deficit

Balance, February 28, 2013	4,046	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	21,000

Net loss (unaudited)	-	-	-	-	-	-	(65,696)	-	(65,696)

Balance, August 31, 2013 (unaudited)	4,046	$3	673,622,066	$1,347,245	$18,930,713	$(10,000)	$(19,121,995)	$(265,526)	$880,440

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended August 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(65,696)	$96,945
Adjustments to reconcile net loss to net cash and cash equivalents		.
(used) provided by operating activities:
Depreciation	98,353	92,853
Amortization of loan costs	10,417	31,916
Gain on forgiveness of debt	-	(208,489)
Loss on disposal of equipment	-	1,917
Issuance of common stock for guaranty	-	41,003
(Increase) decrease in:
Accounts receivable	57,347	57,918
Inventories	(12,237)	11,638
Other assets	9,804	5,862
Increase (decrease) in:
Accounts payable and accrued expenses	(78,856)	(130,531)
Net cash provided (used) by operating activities	19,132	1,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	(30,546)	(33,714)
Acquisition of property and equipment	(31,516)	(10,547)
Net cash used by investing activities	(62,062)	(44,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	(15,333)	(46,207)
Proceeds from notes payable and long-term debt	56,929	112,566
Principal payments on notes payable	(122,826)	(134,140)
Increase in due to stockholders	116,200	116,200
Net cash provided by financing activities	34,970	48,419

Net decrease in cash and cash equivalents	(7,960)	5,190

Cash and cash equivalents, beginning of period	21,751	8,078

Cash and cash equivalents, end of period	$13,791	$13,268

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$33,223	$26,046

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$-	$665
Common stock issued for a deposit	$21,000	$-
Capital contribution from shareholder	$21,000	$-

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
As of August 31, 2013 and for the
Three and Six Months Ended August 31, 2013 and 2012

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has provided approximately $19,132 of cash in operations for the six months ended August 31, 2013. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At August 31, 2013, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended August 31, 2013 and 2012.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2013 and 2012, (b) the financial position at August 31, 2013, and (c) cash flows for the six month periods ended August 31, 2013 and 2012, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2013. The results of operations for the three and six month periods ended August 31, 2013 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the six months ended August 31, 2013, the Company factored receivables of approximately $254,000. In connection with the factoring agreement, the Company incurred fees of approximately $5,000 and $6,900 during the three months ended August 31, 2013 and 2012, respectively. During the six months ended August 31, 2013 and 2012, the Company incurred fees of approximately $9.300 and $12,900, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	August 31, 2013	February 28, 2013
Work-in process	$12,930	$10,906
Finished goods	277,901	267,688
Raw materials	—	—
Total inventories	$290,831	$278,594

8. RELATED PARTY TRANSACTIONS

During the three and six months ended August 31, 2013, two executives who are stockholders of the Company deferred $58,100 and $116,200 of compensation earned during these periods, respectively. The balance due to stockholders at August 31, 2013 and 2012, totaled $1,953,310 and $2,120,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

9. SEGMENT INFORMATION

The Company had two reportable segments during 2013 and 2012; manufacturing and other. For the three months ended August 31, 2013 and 2012 the Company has included segment reporting.

For the three months ended August 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$695,174		$695,174
Interest expense	$16,433	14,378	30,811
Depreciation	$49,578		49,578
Net income (loss)	$100,799	(118,372)	(17,573)
Property and equipment, net of accumulated depreciation	$2,708,991		2,708,991
Segment assets	$3,406,541	1,590,134	4,996,675

For the three months ended August 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$554,519		$554,519
Interest expense	$21,412	13,377	34,789
Depreciation	$46,842		46,842
Net income (loss)	$110,685	(97,377)	13,308
Property and equipment, net of accumulated depreciation	$2,834,469		2,834,469
Segment assets	$3,501,616	1,477,407	4,979,023

For the six months ended August 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,372,259		$1,372,259
Interest expense	$35,773	28,530	64,303
Depreciation	$98,353		98,353
Net income (loss)	$170,820	(236,516)	(65,696)

For the six months ended August 31, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$1,207,465		$1,207,465
Interest expense	$40,726	26,479	67,205
Depreciation	$83,403		83,403
Net income (loss)	$316,287	(219,342)	96,945

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 56% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2013 and 2012. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2013 AND 2012

General
The Company’s consolidated net sales increased to $695,174 for the three months ended August 31, 2013, an increase of $140,655 or 25%, from $554,519 for the three months ended August 31, 2012. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $373,146 for the three months ended August 31, 2013 from $306,344 for the three months ended August 31, 2012. Gross profit as a percentage of sales decreased to 54% for the three months ended August 31, 2013 from 55% for the three months ended August 31, 2012.

Consolidated interest expense for the three months ended August 31, 2013 was $30,811 compared to $34,789 for the three months ended August 31, 2012. The decrease of $3,978 or 13% is primarily due to the decrease in note payable.

Consolidated interest income for the three months ended August 31, 2013 was $4,103 compared to $3,473 for the three months ended August 31, 2012. The increase of $630 or 18% is primarily due to the increase in other receivables.

Consolidated selling, general and administrative expenses increased to $364,011 for the three months ended August 31, 2013 from $344,487 for the three months ended August 31, 2012, an increase of $19,524 or 6%.

The Company incurred net consolidated loss of $17,573 for the three months ended August 31, 2013 compared to $13,308 net income for the three months ended August 31, 2012. The prior year net income was primarily the result of approximately $75,500 gain on forgiveness of debt.

Manufacturing Segment
The manufacturing operation, International Machine and Welding, Inc. provided net sales of $695,174 for the three months ended August 31, 2013 compared to $554,519 for the three months ended August 31, 2012. The machining operations provided $212,446 or 31% of net sales with parts and service providing $482,728 or 69% of net sales for the three months ended August 31, 2013 as compared to machining operations contributing $165,440 or 30% of net sales with parts and service providing $389,079 or 70% of net sales for the three months ended August 31, 2012.

Gross profit from International Machine and Welding, Inc. was $373,146 for the three months ended August 31, 2013 compared to $306,344 during the three months ended August 31, 2012 providing gross profit margins of 54%, for the three months ended August 31, 2013 as compared to 55% for the same period ended August 31, 2012.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $255,914 for the three months ended August 31, 2013 compared to $250,129 for the three months ended August 31, 2012. The increase in selling, general and administrative expenses is primarily due to additional legal fees.

Interest expense was $16,433 for the three months ended August 31, 2013 compared to $21,412 for the three months ended August 31, 2012. The decrease in interest expense is primarily due to a reduction in notes payable as well as a 1.5% reduction in the interest rate on one of the notes.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2013 AND 2012

General
The Company’s consolidated net sales increased to $1,372,259 for the six months ended August 31, 2013, an increase of $164,794 or 14%, from $1,207,465 for the six months ended August 31, 2012. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $733,263 for the six months ended August 31, 2013 from $656,199 for the six months ended August 31, 2012. Gross profit as a percentage of sales decreased to 53% for the six months ended August 31, 2013 from 54% for the six months ended August 31, 2012.

Consolidated interest expense for the six months ended August 31, 2013 was $64,303 compared to $67,205 for the six months ended August 31, 2012. The decrease of $2,902 or 4% is primarily due to the decrease in note payable.

Consolidated interest income for the six months ended August 31, 2013 was $7,970 compared to $6,736 for the six months ended August 31, 2012. The increase of $1,234 or 18% is primarily due to the increase in other receivables.

Consolidated selling, general and administrative expenses increased to $742,626 for the six months ended August 31, 2013 from $714,563 for the six months ended August 31, 2012, an increase of $28,063 or 4%.

The Company incurred net consolidated loss of $65,696 for the six months ended August 31, 2013 compared to $96,945 net income for the six months ended August 31, 2012. The prior year net income was primarily the result of approximately $208,500 gain on forgiveness of debt.

Manufacturing Segment
The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,372,259 for the six months ended August 31, 2013 compared to $1,207,465 for the six months ended August 31, 2012. The machining operations provided $419,588 or 31% of net sales with parts and service providing $952,671 or 69% of net sales for the six months ended August 31, 2013 as compared to machining operations contributing $394,164 or 33% of net sales with parts and service providing $813,301 or 67% of net sales for the six months ended August 31, 2012.

Gross profit from International Machine and Welding, Inc. was $733,263 for the six months ended August 31, 2013 compared to $656,199 during the six months ended August 31, 2012 providing gross profit margins of 53%, for the six months ended August 31, 2013 as compared to 54% for the same period ended August 31, 2012.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $526,673 for the six months ended August 31, 2013 compared to $508,535 for the six months ended August 31, 2012. The increase in selling, general and administrative expenses is primarily due to additional legal fees.

Interest expense was $35,773 for the six months ended August 31, 2013 compared to $40,726 for the six months ended August 31, 2012. The decrease in interest expense is primarily due to the reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2013 and 2012, the Company provided net cash for operating activities of $19,132 and $1,032, respectively.

During the six months ended August 31, 2013 and 2012, the Company used funds for investing activities of $62,062 and $44,261, respectively.

During the six months ended August 31, 2013 and 2012, the Company provided cash from financing activities of $34,970 and $48,419, respectively. The decrease in net cash provided by financing activities is due to the decrease in proceeds from the issuance of notes payable.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of August 31, 2013, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended August 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $499,942 of notes payable. The amount of principal payments in arrears was $226,988 with an additional amount of $272,954 of interest due at August 31, 2013. These defaults are the result of a failure to pay in accordance with the terms agreed.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER MATTERS

None.

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
_____________
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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 15, 2013	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 15, 2013	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer