Form 10-Q
period 2013-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2014-01-14
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of January 14, 2014, the Registrant had 903,535,936 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	FEBRUARY 28,
	2013	2013
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$35,846	$21,751
Accounts receivable, net of allowance of $481 and $0, respectively	97,560	144,748
Accounts receivable, factored	9,218	14,054
Inventories	308,653	278,594
Note receivable, related party	1,009,792	1,009,792
Due from related party	499,381	561,644
Other receivables, including related party receivables of $183,263 and $149,451, respectively	253,327	181,398
Prepaid expenses	23,259	4,481
Total Current Assets	2,237,036	2,216,462

Property and equipment, net of accumulated depreciation of $2,771,783 and $2,624,254, respectively	2,659,814	2,775,828

OTHER ASSETS:
Other assets	7,637	3,080
Total Other Assets	7,637	3,080

TOTAL ASSETS	$4,904,487	$4,995,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $13,500 and $19,940, respectively	$70,933	$155,503
Accrued expenses, including related party balances of $28,024 and $52,386, respectively	61,388	102,149
Accrued interest, including related party balances of $35,449 and $76,242, respectively	317,011	348,313
Current portion of notes payable, related parties	-	226,988
Current portion of notes payable	257,296	539,363
Total Current Liabilities	706,628	1,372,316

LONG-TERM LIABILITIES:
Notes payable, net of current portion	488,865	-
Notes payable, related party, net of current portion	456,072	881,808
Due to stockholders	2,011,410	1,837,110
Total Long-Term Liabilities	2,956,347	2,718,918

Total Liabilities	3,662,975	4,091,234

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000 shares authorized; 904,057,936 and 663,622,066
shares issued and 903,535,936 and 663,100,066 shares outstanding, respectively	1,808,117	1,327,245
Additional paid-in capital	18,861,582	18,908,713
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(19,152,664)	(19,056,299)
	1,507,038	1,169,662
Treasury stock at cost	(265,526)	(265,526)
Total Stockholders' Equity	1,241,512	904,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,904,487	$4,995,370

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2013	2012	2013	2012

REVENUE:
Net sales	$627,456	$617,157	$1,999,715	$1,824,622
	627,456	617,157	1,999,715	1,824,622

COST OF GOODS SOLD	293,252	281,663	932,248	832,929

GROSS MARGIN	334,204	335,494	1,067,467	991,693

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	329,937	357,114	1,072,561	1,071,677

LOSS FROM OPERATIONS	4,267	(21,620)	(5,094)	(79,984)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	-	208,489
Other income (expense)	(11,045)	-	(11,045)	7,289
Interest expense	(28,247)	(32,544)	(92,550)	(99,749)
Interest income	4,354	3,702	12,324	10,438
TOTAL OTHER EXPENSE (INCOME)	(34,938)	(28,842)	(91,271)	126,467

NET (LOSS) INCOME	$(30,671)	$(50,462)	$(96,365)	$46,483

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	747,351,624	349,169,576	691,509,667	347,800,011

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Deficit

Balance, February 28, 2013	4,046	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	230,435,870	460,872	(69,131)	-	-	-	391,741

Net loss (unaudited)	-	-	-	-	-	-	(96,365)	-	(96,365)

Balance, November 30, 2013 (unaudited)	4,046	$3	904,057,936	$1,808,117	$18,861,582	$(10,000)	$(19,152,664)	$(265,526)	$1,241,512

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended November 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(96,365)	$46,483
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:		.
Depreciation	147,530	140,289
Amortization of loan costs	23,769	67,807
Gain on forgiveness of debt	-	(208,489)
Loss on disposal of equipment	-	1,917
Issuance of common stock for guaranty	-	18,000
(Increase) decrease in:
Accounts receivable	47,188	(34,128)
Inventories	(30,059)	36,568
Other assets	27,450	8,757
Increase (decrease) in:
Accounts payable and accrued expenses	(156,633)	(131,033)
Net cash used by operating activities	(37,120)	(53,829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	11,334	(39,889)
Acquisition of property and equipment	(31,516)	(25,761)
Net cash used by investing activities	(20,182)	(65,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from factor	4,836	11,445
Proceeds from notes payable and long-term debt	152,468	122,766
Principal payments on notes payable	(260,207)	(190,509)
Increase in due to stockholders	174,300	174,300
Net cash provided by financing activities	71,397	118,002

Net decrease in cash and cash equivalents	14,095	(1,477)

Cash and cash equivalents, beginning of period	21,751	8,078

Cash and cash equivalents, end of period	$35,846	$6,601

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,909	$23,952

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$-	$665
Common stock issued for a deposit	$21,000	$-
Capital contribution from shareholder	$21,000	$-

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
As of November 30, 2013 and for the
Three and Nine Months Ended November 30, 2013 and 2012

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $37,100 of cash in operations for the nine months ended November 30, 2013. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At November 30, 2013, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended November 30, 2013 and 2012.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2013 and 2012, (b) the financial position at November 30, 2013, and (c) cash flows for the nine month periods ended November 30, 2013 and 2012, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2013. The results of operations for the three and nine month periods ended November 30, 2013 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the nine months ended November 30, 2013, the Company factored receivables of approximately $343,600. In connection with the factoring agreement, the Company incurred fees of approximately $11,600 and $17,800 during the nine months ended November 30, 2013 and 2012, respectively.  During the three months ended November 30, 2013 and 2012, the Company incurred fees of approximately $2.300 and $4,900, respectively.  Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	November 30, 2013	February 28, 2013
Work-in process	$12,517	$10,906
Finished goods	296,136	267,688
Raw materials	-	-
Total inventories	$308,653	$278,594

8. RELATED PARTY TRANSACTIONS

During the three and nine months ended November 30, 2013, two executives who are stockholders of the Company deferred $58,100 and $174,300 of compensation earned during these periods, respectively. The balance due to stockholders at November 30, 2013 and 2012, totaled $2,011,410 and $1,837,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year.

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

In November 2013, the Company exchanged $391,741 of debt due to the related parties for 230,435,870 shares of common stock. The shares were valued at $0.0017 per share.

9. SEGMENT INFORMATION

The Company had two reportable segments during 2013 and 2012; manufacturing and other. For the three months ended November 30, 2013 and 2012 the Company has included segment reporting.

For the three months ended November 30, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$627,456		$627,456
Interest expense	$16,570	11,677	28,247
Depreciation	$49,177		49,177
Net income (loss)	$86,946	(117,617)	(30,671)
Property and equipment, net of accumulated depreciation	$2,659,814		2,659,814
Segment assets	$3,406,541	1,590,134	4,996,675

For the three months ended November 30, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$617,157		$617,157
Interest expense	$19,219	13,325	32,544
Depreciation	$47,436		47,436
Net income (loss)	$70,444	(120,906)	(50,462)
Property and equipment, net of accumulated depreciation	$2,802,247		2,802,247
Segment assets	$3,469,284	1,470,706	4,939,990

For the nine months ended November 30, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,999,715		$1,999,715
Interest expense	$52,343	40,207	92,550
Depreciation	$147,530		147,530
Net income (loss)	$257,766	(354,131)	(96,365)

For the nine months ended November 30, 2012, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$1,824,622		$1,824,622
Interest expense	$59,945	39,804	99,749
Depreciation	$140,289		140,289
Net income (loss)	$386,722	(340,239)	46,483

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 49% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2013 and 2012. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

General

The Company’s consolidated net sales increased to $627,456 for the three months ended November 30, 2013, an increase of $10,299 or 2%, from $617,157 for the three months ended November 30, 2012. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $334,204 for the three months ended November 30, 2013 from $335,494 for the three months ended November 30, 2012. Gross profit as a percentage of sales decreased to 53% for the three months ended November 30, 2013 from 54% for the three months ended November 30, 2012.

Consolidated interest expense for the three months ended November 30, 2013 was $28,247 compared to $32,544 for the three months ended November 30, 2012.  The decrease of $4,297 or 13% is primarily due to the decrease in notes payable.

Consolidated interest income for the three months ended November 30, 2013 was $4,354 compared to $3,702 for the three months ended November 30, 2012.  The increase of $652 or 18% is primarily due to the increase in other receivables.

Consolidated selling, general and administrative expenses decreased to $329,937 for the three months ended November 30, 2013 from $357,114 for the three months ended November 30, 2012, a decrease of $27,177 or 8%.

The Company incurred net consolidated loss of $30,671 for the three months ended November 30, 2013 compared to $50,462 for the three months ended November 30, 2012. The decrease in net loss is primarily due to the decrease in selling, general and administrative expenses detailed above.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $627,456 for the three months ended November 30, 2013 compared to $617,157 for the three months ended November 30, 2012. The machining operations provided $173,245 or 28% of net sales with parts and service providing $454,212 or 72% of net sales for the three months ended November 30, 2013 as compared to machining operations contributing $195,510 or 32% of net sales with parts and service providing $421,647 or 68% of net sales for the three months ended November 30, 2012.

Gross profit from International Machine and Welding, Inc. was $334,204 for the three months ended November 30, 2013 compared to $335,494 during the three months ended November 30, 2012 providing gross profit margins of 53%, for the three months ended November 30, 2013 as compared to 55% for the same period ended November 30, 2012.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $236,648 for the three months ended November 30, 2013 compared to $246,256 for the three months ended November 30, 2012.

Interest expense was $16,570 for the three months ended November 30, 2013 compared to $19,219 for the three months ended November 30, 2012.  The decrease in interest expense is primarily due to a reduction in notes payable as well as a 1.5% reduction in the interest rate on one of the notes.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

General

The Company’s consolidated net sales increased to $1,999,715 for the nine months ended November 30, 2013, an increase of $175,093 or 10%, from $1,824,622 for the nine months ended November 30, 2012. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $1,067,467 for the nine months ended November 30, 2013 from $991,693 for the nine months ended November 30, 2012. Gross profit as a percentage of sales decreased to 53% for the nine months ended November 30, 2013 from 54% for the nine months ended November 30, 2012.

Consolidated interest expense for the nine months ended November 30, 2013 was $92,550 compared to $99,749 for the nine months ended November 30, 2012.  The decrease of $7,199 or 7% is primarily due to the decrease in notes payable.

Consolidated interest income for the nine months ended November 30, 2013 was $12,324 compared to $10,438 for the nine months ended November 30, 2012.  The increase of $1,886 or 18% is primarily due to the increase in other receivables.

Consolidated selling, general and administrative expenses increased to $1,072,561 for the nine months ended November 30, 2013 from $1,071,677 for the nine months ended November 30, 2012, an increase of $884.

The Company incurred net consolidated loss of $96,365 for the nine months ended November 30, 2013 compared to $46,483 net income for the nine months ended November 30, 2012. The prior year net income was primarily the result of approximately $208,500 gain on forgiveness of debt.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,999,715 for the nine months ended November 30, 2013 compared to $1,824,622 for the nine months ended November 30, 2012. The machining operations provided $592,833 or 30% of net sales with parts and service providing $1,406,882 or 70% of net sales for the nine months ended November 30, 2013 as compared to machining operations contributing $589,674  or 32% of net sales with parts and service providing $1,234,948 or 68% of net sales for the nine months ended November 30, 2012.

Gross profit from International Machine and Welding, Inc. was $1,067,467 for the nine months ended November 30, 2013 compared to $991,693 during the nine months ended November 30, 2012 providing gross profit margins of 53% for the nine months ended November 30, 2013 as compared to 54% for the same period ended November 30, 2012.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $763,321 for the nine months ended November 30, 2013 compared to $754,791 for the nine months ended November 30, 2012. The increase in selling, general and administrative expenses is primarily due to additional legal fees.

Interest expense was $52,343 for the nine months ended November 30, 2013 compared to $59,945 for the nine months ended November 30, 2012.  The decrease in interest expense is primarily due to the reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2013 and 2012, the Company used net cash for operating activities of $37,120 and $53,829, respectively.

During the nine months ended November 30, 2013 and 2012, the Company used funds for investing activities of $20,182 and $65,650, respectively.

During the nine months ended November 30, 2013 and 2012, the Company provided cash from financing activities of $71,397 and $118,002, respectively. The decrease in net cash provided by financing activities is due to the decrease in proceeds from the issuance of notes payable.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of November 30, 2013, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended November 30, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $505,352 of notes payable. The amount of principal payments in arrears was $226,988 with an additional amount of $278,364 of interest due at November 30, 2013. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 14, 2014	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: January 14, 2014	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer