Form 10-K
period 2014-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2014-05-29
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2014

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

As of May 29, 2014, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does not rely on any single customer, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 21% of the division’s revenues in fiscal 2014 compared to 11% in fiscal 2013, while the industrial and mining industries accounted for approximately 24% and 54% in fiscal 2014 compared to 23% and 64% in fiscal 2013, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2014, one of the Company’s customers accounted for approximately 46% of total revenues. This customer was Mosaic Company.

EMPLOYEES

At February 28, 2014, the Company and its subsidiaries had 19 full-time employees and the parent operation has 2 full time executives.

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

ITEM 1A. RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2014 of $19,225,360. The Company had a net loss of $169,061for the year ended February 28, 2014. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2014. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2014 the price of our common shares has ranged from $0.0008 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Center State Bank, originally at $875,000 encumbers this building. As of February 28, 2014, the balance on this note is $495,209. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7.5% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of Division I’s fixed assets and 1,000,000 shares of the Company’s common stock. On July 9, 2013, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 6% interest, with monthly principle and interest payments of $4,865.22 and a balloon payment for the remainder of the loan on the maturity date of June 24, 2016. The note is secured by all of Division I’s fixed assets. No new money was received with the effective refinancing arrangement.

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

	Bid Prices
	High	Low
FISCAL 2014

First Quarter (March 1, 2013 through May 31, 2013)	$0.007	$0.0015
Second Quarter (June 1, 2013 through August 31, 2013)	$0.0038	$0.0012
Third Quarter (September 1, 2013 through November 30, 2013)	$0.0044	$0.0018
Fourth Quarter (December 1, 2013 through February 28, 2014)	$0.0043	$0.0021

FISCAL 2013

First Quarter (March 1, 2012 through May 31, 2012)	$0.0025	$0.0008
Second Quarter (June 1, 2012 through August 31, 2012)	$0.004	$0.0014
Third Quarter (September 1, 2012 through November 30, 2012)	$0.004	$0.0011
Fourth Quarter (December 1, 2012 through February 28, 2013)	$0.0025	$0.0011

On February 28, 2014 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0034 and there were approximately 1,204 shareholders of record.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance

Non-Qualified Option/Stock Appreciation Rights Plan approved by security holders	$—	$—	$—

Employees Stock Incentive Plan approved by security holders	—	—	—

Non-Employee Directors and Consultants Retainer Stock Plan approved by security holders	—	—	—

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

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

General

The Company’s consolidated net sales increased to $2,665,838 for the fiscal year ended February 28, 2014, an increase of $314,168 or 13.4%, from $2,351,670 for the fiscal year ended February 28, 2013. The increase is due primarily to an overall increase in the general economic conditions in the heavy machinery industry.

Gross profit for the consolidated operations increased to $1,400,677 for the fiscal year ended February 28, 2014 from $1,317,332 for the fiscal year ended February 28, 2013. Gross profit as a percentage of sales decreased in fiscal year 2014 to 53% from 56% in fiscal year ended 2013. The decrease in gross profit margin was due to primarily to an increase in allocated depreciation charges and general increase in parts and labor.

Consolidated interest expense in fiscal 2014 was $115,051 compared to $131,244 in fiscal 2013. The decrease in interest expense is due to the Company reducing the overall debt during the year, negotiating lower interest rates and making payments on time. Additionally during the year debt due to officers and other related parties were consolidated and converted to common stock.

Consolidated interest income in fiscal 2014 was $17,038 compared to $14,066 in fiscal 2013. The increase in interest income is primarily due to the increase in the principal balance of the note receivable in 2013.

Selling, general and administrative expenses increased to $1,454,720 for fiscal 2014 from $1,426,223 for fiscal 2013, an increase of $28,497 or 2%.

The Company incurred a consolidated net loss of $169,061 for the year ended February 28, 2014 compared to $5,791 net loss for the year ended February 28, 2013.

Manufacturing

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,665,838 for the fiscal year ended February 28, 2014 compared to $2,351,670 for the fiscal year ended February 28, 2013. The machining operations provided $828,704 or 31% of net sales with parts and service providing $1,837,134 or 69% of net sales for the fiscal year ended February 28, 2014 as compared to machining operations contributing $783,802 or 33% of net sales with parts and service providing $1,567,868 or 67% of net sales for the fiscal year ended February 29, 2013.

Gross profit from International Machine and Welding, Inc. was $1,400,677 for the fiscal year ended February 28, 2014 compared to $1,317,332 in fiscal 2013 providing gross profit margins of 53% and 56%, respectively. The decrease in gross profit margin was due to primarily to an increase in allocated depreciation charges and general increase in parts and labor.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $1,038,189 for the fiscal year ended February 28, 2014 compared to $1,005,338 for the fiscal year ended February 28, 2013.

Interest expense for International Machine and Welding, Inc. was $67,580 for the fiscal year ended February 28, 2014 compared to $78,144 for the fiscal year ended February 28, 2013. The decrease in interest expense is due to the Company reducing the overall debt.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2014 and 2013, the Company provided (used) net cash for operating activities of $11,454 and ($36,080), respectively. The increase in cash from operating activities is mainly due to the gain on the forgiveness of debt recognized in for year 2013.

During the years ended February 28, 2014 and 2013, the Company used funds for investing activities of $66,932 and $104,194, respectively. This decrease in cash used by investing activities is mainly due to the decrease in the purchase of property and equipment.

During the years ended February 28, 2014 and 2013, the Company provided cash from financing activities of $41,458 and $153,947, respectively. The decrease in net cash provided by financing activities is due to the decrease in the amounts due from stockholders.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2014, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of February 28, 2014 and 2013.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
American Commerce Solutions, Inc. and Subsidiaries
As of February 28, 2014 and 2013 and for the Years Then Ended
Report of Independent Registered Public Accounting Firm

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
American Commerce Solutions, Inc. and Subsidiary
Bartow, Florida

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. as of February 28, 2014 and 2013 and the related consolidated statements of operations, consolidated stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2014 and 2013 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses resulting in an accumulated deficit and is in default of several notes payable. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs LLC
Clearwater, Florida
May 27, 2014

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	FEBRUARY 28,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$7,731	$21,751
Accounts receivable, net of allowance of $481 and $0, respectively	83,152	144,748
Accounts receivable, factored	19,190	14,054
Inventories	319,348	278,594
Note receivable, related party	1,009,792	1,009,792
Due from related party	485,107	561,644
Other receivables, including related party receivables of $183,263 and $149,451, respectively	269,169	181,398
Prepaid expenses	3,082	4,481
Total Current Assets	2,196,571	2,216,462

Property and equipment, net of accumulated depreciation of $2,821,551 and $2,624,254, respectively	2,655,230	2,775,828

OTHER ASSETS:
Other assets	4,578	3,080
Total Other Assets	4,578	3,080

TOTAL ASSETS	$4,856,379	$4,995,370

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $13,500 and $19,940, respectively	$122,383	$155,503
Accrued expenses, including related party balances of $28,024 and $52,386, respectively	62,655	102,149
Accrued interest, including related party balances of $35,449 and $76,242, respectively	308,849	348,313
Current portion of notes payable, related parties	-	226,988
Current portion of notes payable	246,460	539,363
Total Current Liabilities	740,347	1,372,316

LONG-TERM LIABILITIES:
Notes payable, net of current portion	391,969	-
Notes payable, related party, net of current portion	465,737	881,808
Due to stockholders	1,669,510	1,837,110
Total Long-Term Liabilities	2,527,216	2,718,918

Total Liabilities	3,267,563	4,091,234

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized 102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,036,243,946 and 663,622,066 shares issued and 1,035,721,946 and 663,100,066 shares outstanding, respectively	2,072,489	1,327,245
Additional paid-in capital	19,017,210	18,908,713
Stock subscription receivable	(10,000)	(10,000)
Accumulated deficit	(19,225,360)	(19,056,299)
	1,854,342	1,169,662
Treasury stock at cost; 522,000 shares of common	(265,526)	(265,526)
Total Stockholders' Equity	1,588,816	904,136

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,856,379	$4,995,370

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Year Ended February 28,
	2014	2013

REVENUE:
Net sales	$2,665,838	$2,351,670
	2,665,838	2,351,670

COST OF GOODS SOLD	1,265,161	1,034,338

GROSS MARGIN	1,400,677	1,317,332

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,454,720	1,426,223

LOSS FROM OPERATIONS	(54,043)	(108,891)

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	208,489
Other income (expense)	(17,005)	11,789
Interest expense	(115,051)	(131,244)
Interest income	17,038	14,066
TOTAL OTHER EXPENSE (INCOME)	(115,018)	103,100

NET (LOSS)	$(169,061)	$(5,791)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	748,873,964	385,960,606

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

					Additional	Stock			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Stock	Deficit

Balance, February 29, 2012	3,944	$3	331,896,576	$663,794	$19,154,164	$(10,000)	$(19,050,508)	$(265,526)	$491,927

Common shares issued for deferred compensation	-	-	313,725,490	627,451	(227,451)	-	-	-	400,000

Common shares issued for guaranty	-	-	18,000,000	36,000	(18,000)	-	-	-	18,000

Net loss	-	-	-	-	-	-	(5,791)	-	(5,791)

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	362,621,880	725,244	86,497	-	-	-	811,741

Net loss	-	-	-	-	-	-	(169,061)	-	(169,061)

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$(19,225,360)	$(265,526)	$1,588,816

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Years Ended February 28,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(169,061)	$(5,791)
Adjustments to reconcile net loss to net cash and cash equivalents		.
used by operating activities:
Depreciation	197,296	187,694
Amortization of loan costs	23,769	67,807
Gain on forgiveness of debt	-	(208,489)
Loss on disposal of equipment	-	1,917
Issuance of common stock for guaranty	-	18,000
(Increase) decrease in:
Accounts receivable	61,596	(34,851)
Inventories	(40,754)	(1,517)
Other assets	50,686	8,969
Increase (decrease) in:
Accounts payable and accrued expenses	(112,078)	(69,819)
Net cash provided (used) by operating activities	11,454	(36,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in other receivables	9,766	(57,447)
Acquisition of property and equipment	(76,698)	(46,747)
Net cash used by investing activities	(66,932)	(104,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in due from factor	(5,136)	950
Proceeds from notes payable and long-term debt	449,689	149,266
Principal payments on notes payable	(235,495)	(228,669)
(Decrease) increase in due to stockholders	(167,600)	232,400
Net cash provided by financing activities	41,458	153,947

Net decrease in cash and cash equivalents	(14,020)	13,673

Cash and cash equivalents, beginning of period	21,751	8,078

Cash and cash equivalents, end of period	$7,731	$21,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,909	$67,269

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Increase in notes payable for accrued interest	$-	$665
Conversion of debt to equity	$811,741	$-
Common stock issued for a deposit	$21,000	$-
Capital contribution from shareholder	$21,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2014 AND 2013 AND FOR THE YEARS ENDED FEBRUARY 28, 2014 AND 2013

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception resulting in an accumulated deficit. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $7,731 and $21,751 at February 28, 2014 and 2013, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable, and related party notes.

Customer Concentration

The Company generates a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 21% of revenues in fiscal 2014 compared to 11% in fiscal 2013 while the industrial and mining industries accounted for approximately 24% and 54% in fiscal 2014 compared to 23% and 64% in fiscal 2013, respectively, of the total revenues. Although the Company does not rely on a single customer, during the year ended February 28, 2014, one of the Company’s customers accounted for approximately 46% of total revenues. This customer was Mosaic Company.

Accounts Receivable

Trade. Accounts receivable consist of billed and uncollected services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $481 is considered adequate at February 28, 2014. There was no allowance as of February 29, 2013. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2014 and 2013, the Company incurred amortization expense of $23,769 and $67,807, respectively.

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

Long-lived Assets

Long-lived assets (which excludes goodwill and other indefinite-lived intangible assets) are assessed for impairment IAW ASC 360, Property and equipment when an indicator of impairment exists. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the years ended February 28, 2014 and 2013.

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

ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2014 and 2013.

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

No deferred tax assets or liabilities were recognized as of February 28, 2014 and 2013.

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

Share-based expense for each of the years ended February 28, 2014 and 2013 was $0.

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

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 28, 2014 and 2013, the Company factored receivables of approximately $414,900 and $665,100, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $15,800 and $20,700 during the years ended February 28, 2014 and 2013, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2014	February 28, 2013
Work-in process	$9,646	$10,906
Finished goods	309,702	267,688
Raw materials	—	—

Total inventories	$319,348	$278,594

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2014	February 28, 2013
Land	$186,045	$186,045
Building and improvements	2,799,599	2,782,660
Machinery and equipment	2,224,952	2,165,974
Office furniture and equipment	88,117	87,335
Trucks and automobiles	178,068	178,068

	5,476,781	5,400,082
Less accumulated depreciation	2,821,551	2,624,254

	$2,655,230	$2,775,828

Depreciation expense for the years ended February 28, 2014 and 2013 was $197,296 and $187,694, respectively.

7. NOTES PAYABLE

Notes payable consist of:

	February 28, 2014		February 28, 2013
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity.	$185,291	*		$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity.	31,697	*		31,697
Note payable; related party; 8% interest; due March 2014; secured by common stock	391,969			799,505
Note payable; related party; 8% interest; due March 2014.	—			9,900
Notes payable, related party, past maturity, interest payable in the amount of $10,000, in addition to principal.	—			10,000
Note payable; 13.99% interest; due September 23, 2013; secured by a vehicle	—			3,828
Note payable; related party; 25% interest; due on March 1, 2014	—			20,000
Note payable; related party; 8% interest; due on March 1, 2014	—			52,403
Note payable to a financial institution; 6.0% interest; monthly principal and interest payments of $4,865; collateralized by fixed assets; due June 24, 2016	495,209			535,535

	1,104,166			1,648,159
Less current portion	(246,460)			(766,351)
	$857,706			$881,808

Notes payable	$391,969		$
Notes payable, related parties	465,737			881,808
	$857,706			$881,808

*As of February 28, 2014, the notes payable listed above include notes in default totaling $216,987.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2015	$246,460
2016	423,259
2017	434,447
2018	—
2019	—
Thereafter	—
$1,104,166

At February 28, 2014 and 2013, the above notes payable to related parties in the amount of $391,969 and $1,108,796, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

Forgiveness of notes payable

During the years ended February 28, 2013, the Company recognized a forgiveness of debt for a discharge of debts owed to an unrelated party due to expiration of statutory period. The recognized gain totaled $208,489, and is included in the Statements of Operations.

8. EQUITY

Preferred Stock - Series A

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2014, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

Preferred Stock - Series B

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $2,018,904 at February 28, 2014 and 2013. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2014 and 2013, no dividends were paid with additional shares of preferred stock.

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

Common Stock

During the year ended February 28, 2014, the Company exchanged $391,741 of debt due to related parties for 230,435,870 shares of common stock. The shares were valued at $0.0017 per share. Also, during the year ended February 28, 2014, the Company exchanged $420,000 of debt due to related parties for 132,186,010 shares of common stock. The shares were valued at $0.0032 per share.

The Company issued 10,000,000 shares to an unrelated company in good faith negotiation of a potential acquisition. Shares issued were valued at $21,000, or $.0021 per share, the fair market value at the date of the exchange. As part of the cross security consideration, the Company expects to receive an equal value of shares from the target company.

During the year ended February 28, 2013, the Company issued 18,000,000 shares of common stock to a related party valued at $18,000 in exchange for a guaranty of a note payable.

During the year ended February 28, 2013, the Company issued a total of 313,725,490 shares of common stock in settlement of $400,000 of deferred compensation to the two executives.

9. CAPITALIZATION

On July 10, 2002, the Company adopted a Non-Qualified Option/Stock Appreciation Rights Plan that authorizes 7,000,000 shares of common stock for grant to key management employees or consultants. Options granted under the plan must be exercised within ten years of the date of grant. The exercise price of options shall not be less than par value and shall be determined by the Stock Option Plan Committee and the Board of Directors. As of February 28, 2014 and 2013, the Company has 57,400 options available for future issuance under this plan.

During the year ended February 29, 2004, the Company adopted an employee stock incentive plan (the “Plan”) that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2014 and 2013, the Company has issued all of the options available under this plan.

During the year ended February 29, 2004, the Company also adopted a non-employee directors’ and consultants’ retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2014 and 2013, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2012	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2013	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	(362,500)

Options outstanding, February 28, 2014	—

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2014, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $35,575,100. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2014	February 28, 2013
Unused operating loss carryforwards	$7,115,000	$6,953,000
Excess depreciation for tax purposes over the amount for financial reporting purposes	—	—
Deferred compensation	534,200	841,100
Gain on disposal	—	—
Write down in the value of investment	—	—
Other	—	—

	7,649,200	7,794,100
Valuation allowance	(7,649,200)	(7,794,100)

	$—	$—

The valuation allowance decreased by $144,900 during the year ended February 28, 2014. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2014 and 2013.

	2014	2013
Statutory benefit	$(54,000)	$(73,400)
State tax benefit, net of federal effect	(8,400)	(13,700)
Nondeductible expenses	—	—
Increase in deferred income tax valuation allowance	62,400	87,100

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

11. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2014 and 2013, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2014 and 2013, totaled $1,669,510 and $1,837,110, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2013, the Company issued 156,862,745 shares of common stock in settlement of $200,000 of deferred compensation to each of the two executives.

During the year ended February 28, 2014, the Company exchanged $391,741of debt due to related parties for 230,435,870 shares of common stock. The shares were valued at $0.0017 per share. Also, during the year ended February 28, 2014, the Company exchanged $420,000 of debt due to related parties for 132,186,010 shares of common stock. The shares were valued at $0.003 per share.

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

12. SUBSEQUENT EVENTS

On April 6, 2014 the Company’s Board of Directors approved the filing of an S-8 Registration Statement to register 121,568,627 common shares for the purpose of converting $310,000 of debt owed to its controlling shareholders and officers.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no other events have occurred requiring adjustment or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure.

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

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) as of February 28, 2014 concluded that as of such date the company’s disclosure controls and procedures were inadequate and ineffective and there were material weaknesses due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2011. Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2014, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that occurred during the year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company

Robert E. Maxwell	79	Chairman of the Board and Director

Frank D. Puissegur	55	Chief Financial Officer and Director

Daniel L. Hefner	63	Chief Executive Officer, President and Director

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)

Daniel Hefner,	2014	150,000	—	—	—	—	150,000
President and	2013	150,000	—	—	—	—	150,000
Chief Executive Officer	2012	150,000	—	—	—	—	150,000

Robert Maxwell,	2014	150,000	—	—	—	—	150,000
Chairman of the Board	2013	150,000	—	—	—	—	150,000
	2012	150,000	—	—	—	—	150,000

Frank Puissegur	2014	—	—	—	—	—	—
Chief Financial Officer	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—

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

COMPENSATION COMMITTEE

Robert E. Maxwell, Daniel L. Hefner and Frank Puissegur are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company’s Non Qualifying Stock Option Plan approved effective July 10, 2002 and the Employee Stock Incentive Plan approved effective May 27, 2003. Additionally, the committee reviews executive compensation and makes recommendations to the Board of Directors.

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2014 the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2014, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2014, the Company has no options available for future issuance under this plan.

At February 28, 2014, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2014 and 2013 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2014, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2014, the number of stock options held on February 28, 2014 and the realizable gain of stock options that are “in-the-money.”

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $	Unexercisable $
	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2014, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	311,772,478	30.23%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	3,000,000	0.0029%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	516,496,499	50.08%

All Directors and Executive Officers as a Group (3 persons)(5)		80.3129%
__________
(**)	Less than 1%
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
(4)	Includes (a) 36,946,360 shares of Common Stock held personally
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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2014 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	30.23%
Frank Puissegur	*
Daniel L. Hefner (2)	50.08%
All directors and executive officers as a group (3 persons)	80.31%
International Commerce and Finance (4)	20.81%
__________
*	Less than 1%
(1)
Based upon 1,031,243,946 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of February 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 211,809,105 shares of Common Stock.
(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, 249,423,786 shares of Common Stock beneficially owned as the President of International Commerce and Finance, Inc.
(4)	Consisting of 137,985,691 shares of Common Stock.

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

During the years ended February 28, 2014 and 2013, two executives who are stockholders of the Company deferred $167,600 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2014 totaled $1,669,510. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2014 and 2013, we were billed by our accountant, Messineo & Co., CPAs, LLC, approximately $18,500 and $16,000 for audit and review fees associated with our 10-K and 10-Q filings.

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
__________
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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: May 29, 2014	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President

Date: May 29, 2014	By:	/s/ Frank D. Puissegur
Frank D. Puissegur CFO and Chief Accounting Officer