Form 10-Q
period 2014-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2014-07-15
CIK 949982

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of July 14, 2014, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.
FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	MAY 31,	FEBRUARY 28,
	2014	2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$7,887	$7,731
Accounts receivable, net of allowance of $481 and $481, respectively	134,473	83,152
Accounts receivable, factored	15,739	19,190
Inventories	289,126	319,348
Note receivable, related party	1,009,792	1,009,792
Due from related party	485,107	485,107
Other receivables, including related party receivables of $208,655 and $183,263, respectively	263,333	269,169
Prepaid expenses	-	3,082
Total Current Assets	2,205,457	2,196,571

Property and equipment, net of accumulated depreciation of $2,859,763 and $2,821,551, respectively	2,621,554	2,655,230

OTHER ASSETS:
Other assets	6,546	4,578
Investment, available for sale	82,500	-
Total Other Assets	89,046	4,578

TOTAL ASSETS	$4,916,057	$4,856,379

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $13,500 and $13,500, respectively	$82,744	$122,383
Accrued expenses, including related party balances of $28,359 and $28,024, respectively	65,034	62,655
Accrued interest, including related party balances of $2,603 and $35,449, respectively	318,240	308,849
Current portion of notes payable, related parties	-	-
Current portion of notes payable	246,909	246,460
Total Current Liabilities	712,927	740,347

LONG-TERM LIABILITIES:
Notes payable, net of current portion	458,008	391,969
Notes payable, related party, net of current portion	379,560	465,737
Due to stockholders	1,427,610	1,669,510
Total Long-Term Liabilities	2,265,178	2,527,216

Total Liabilities	2,978,105	3,267,563

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000 shares authorized; 1,036,243,946 and 1,036,243,946
shares issued and 1,035,721,946 and 1,035,721,946 shares outstanding, respectively	2,315,626	2,072,489
Additional paid-in capital	19,084,073	19,017,210
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(20,821)	-
Accumulated deficit	(19,165,403)	(19,225,360)
	2,203,478	1,854,342
Treasury stock at cost; 522,000 shares of common	(265,526)	(265,526)
Total Stockholders' Equity	1,937,952	1,588,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,916,057	$4,856,379

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended May 31,
	2014	2013
REVENUE:
Net sales	$608,886	$677,085
	608,886	677,085

COST OF GOODS SOLD	257,947	316,968

GROSS MARGIN	350,939	360,117

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	358,398	378,615

LOSS FROM OPERATIONS	(7,459)	(18,498)

OTHER INCOME (EXPENSE)
Other income (expense)	84,102	-
Interest expense	(22,606)	(33,492)
Interest income	5,920	3,867
TOTAL OTHER EXPENSE (INCOME)	67,416	(29,625)

NET INCOME (LOSS)	$59,957	$(48,123)
Unrealized loss on fair value of investment	(20,821)	-
COMPREHENSIVE INCOME (LOSS)	$39,136	$(48,123)

NET INCOME (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	748,873,964	663,100,066

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Stock	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Stock	Deficit

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$-	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	362,621,880	725,244	86,497	-	-	-	-	811,741

Net loss	-	-	-	-	-	-	-	(169,061)	-	(169,061)

Balance, February 28, 2014 (audited)	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	121,568,627	243,137	66,863	-	-	-	-	310,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(20,821)	-	-	(20,821)

Net loss for the three months ended May 31, 2014 (unaudited)	-	-	-	-	-	-	-	59,957	-	59,957

Balance, May 31, 2014 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(20,821)	$(19,165,403)	$(265,526)	$1,937,952

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended May 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,957	$(48,123)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used by operating activities:		.
Depreciation	48,040	48,775
Amortization of loan costs	3,082	10,417
Loss on disposal of equipment	547	-
Investment received for services	(82,500)	-
Unrealized loss on investment	(20,821)	-
(Increase) decrease in:
Accounts receivable	(51,321)	(1,068)
Inventories	30,222	(39,723)
Other assets	(1,968)	(4,027)
Increase (decrease) in:
Accounts payable and accrued expenses	(27,869)	35,068
Net cash (used) provided by operating activities	(42,631)	1,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in other receivables	5,836	(13,107)
Acquisition of property and equipment	(14,911)	(18,112)
Net cash used by investing activities	(9,075)	(31,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	3,451	(5,624)
Proceeds from notes payable and long-term debt	82,600	48,929
Principal payments on notes payable	(92,289)	(73,842)
Increase in due to stockholders	58,100	58,100
Net cash provided by financing activities	51,862	27,563

Net decrease in cash and cash equivalents	156	(2,337)

Cash and cash equivalents, beginning of period	7,731	21,751

Cash and cash equivalents, end of period	$7,887	$19,414

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,133	$18,298

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of debt to equity	$310,000	$-

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
As of May 31, 2014 and for the
Three Months Ended May 31, 2014 and 2013
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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $42,600 of cash in operations for the three months ended May 31, 2014. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

4. STOCK BASED COMPENSATION

At May 31, 2014, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2014 and 2013.

5. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2014 and 2013, (b) the financial position at May 31, 2014, and (c) cash flows for the three month periods ended May 31, 2014 and 2013, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2014. The results of operations for the three month period ended May 31, 2014 are not necessarily indicative of those to be expected for the entire year.

6. ACCOUNTS RECEIVABLE, FACTORED

During the three months ended May 31, 2014, the Company factored receivables of approximately $81,700. In connection with the factoring agreement, the Company incurred fees of approximately $5,100 and $4,300 during the three months ended May 31, 2014 and 2013, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

7. INVENTORIES

Inventories consist of the following:

	May 31, 2014	February 28, 2014
Work-in process	$9,542	$9,646
Finished goods	279,584	309,702
Raw materials	-	-
Total inventories	$289,126	$319,748

8. RELATED PARTY TRANSACTIONS

The following transactions with our officer’s, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the three month ended May 31, 2014, two executives who are stockholders of the Company deferred $58,100 of compensation earned during this period. The balance due to stockholders at May 31, 2014 and 2013, totaled $1,427,610 and $1,895,210, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the three months ended May 31, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

In April 2014, the Company exchanged $10,000 of debt due to the related parties for 3,921,569 shares of common stock. The shares were valued at $0.00255 per share.

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

9. SEGMENT INFORMATION

The Company had two reportable segments during 2014 and 2013; manufacturing and other. For the three months ended May 31, 2014 and 2013 the Company has included segment reporting.

For the three months ended May 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations
Revenue	$608,886		$608,886
Interest expense	$15,650	6,956	22,606
Depreciation	$48,040		48,040
Net income (loss)	$80,395	(20,438)	59,957
Property and equipment, net of accumulated depreciation	$2,621,554		2,621,544
Segment assets	$3,325,367	1,590,690	4,916,057

For the three months ended May 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total
Revenue	$677,085		$677,085
Interest expense	$19,340	14,152	33,492
Depreciation	$48,775		48,775
Net income (loss)	$70,021	(118,144)	(48,123)
Property and equipment, net of accumulated depreciation	$2,745,165		2,745,165
Segment assets	$3,524,413	1,544,643	5,069,056
______________
(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 36% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ended February 28, 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2014 and 2013. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2014 AND 2013

General

The Company’s consolidated net sales decreased to $608,886 for the three months ended May 31, 2014, a decrease of $68,199 or 10%, from $677,085 for the three months ended May 31, 2013. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $350,939 for the three months ended May 31, 2014 from $360,117 for the three months ended May 31, 2013. Gross profit as a percentage of sales increased to 58% for the three months ended May 31, 2014 from 53% for the three months ended May 31, 2014.

Consolidated selling, general and administrative expenses decreased to $358,398 for the three months ended May 31, 2014 from $378,615 for the three months ended May 31, 2013, a decrease of $20,217 or 5%.

Consolidated interest expense for the three months ended May 31, 2014 was $22,606 compared to $33,492 for the three months ended May 31, 2013. The decrease of $10,886 or 33% is primarily due to the decrease in notes payable.

Consolidated interest income for the three months ended May 31, 2014 was $5,920 compared to $3,867 for the three months ended May 31, 2013. The increase of $2,053 or 53% is primarily due to the increase in other receivables.

The Company incurred net consolidated income of $59,957 for the three months ended May 31, 2014 compared to a net loss of $48,123 for the three months ended May 31, 2013. The increase in net income is primarily due to the increase in other income for management services provided to another company, net of the decrease in sales.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $608,886 for the three months ended May 31, 2014 compared to $677,085 for the three months ended May 31, 2013. The machining operations provided $221,242 or 36% of net sales with parts and service providing $387,644 or 64% of net sales for the three months ended May 31, 2014 as compared to machining operations contributing $207,142 or 31% of net sales with parts and service providing $469,943 or 69% of net sales for the three months ended May 31, 2013.

Gross profit from International Machine and Welding, Inc. was $350,939 for the three months ended May 31, 2014 compared to $360,117 during the three months ended May 31, 2013 providing gross profit margins of 58%, for the three months ended May 31, 2014 as compared to 53% for the same period ended May 31, 2013.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $257,372 for the three months ended May 31, 2014 compared to $270,759 for the three months ended May 31, 2013.

Interest expense was $15,650 for the three months ended May 31, 2014 compared to $19,340 for the three months ended May 31, 2013. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2014 and 2013, the Company used net cash for operating activities of $42,631 and provided $1,319, respectively.

During the three months ended May 31, 2014 and 2013, the Company used funds for investing activities of $9,075 and $31,219, respectively.

During the three months ended May 31, 2014 and 2013, the Company provided cash from financing activities of $51,862 and $27,563, respectively. The increase in net cash provided by financing activities is due to the increase in proceeds from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2015. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2014, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $496,172 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $279,184 of interest due at May 31, 2014. These defaults are the result of a failure to pay in accordance with the terms agreed.

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
____________
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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 14, 2014	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: July 14, 2014	By:	/s/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer