Form 10-Q
period 2014-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2014-10-16
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ______ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 14, 2014, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	FEBRUARY 28,
	2014	2014
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$56,430	$7,731
Accounts receivable, net of allowance of $0 and $481, respectively	48,671	83,152
Accounts receivable, factored	9,891	19,190
Inventories	281,155	319,348
Note receivable, related party	1,009,792	1,009,792
Due from related party	485,107	485,107
Other receivables, including related party receivables of $222,077 and $183,263, respectively	280,703	269,169
Prepaid expenses	-	3,082
Total Current Assets	2,171,749	2,196,571

Property and equipment, net of accumulated depreciation of $2,907,887 and $2,821,551, respectively	2,573,430	2,655,230

OTHER ASSETS:
Other assets	4,124	4,578
Investment, available for sale	51,975	-
Total Other Assets	56,099	4,578

TOTAL ASSETS	$4,801,278	$4,856,379

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $13,500 and $13,500, respectively	$66,285	$122,383
Accrued expenses, including related party balances of $28,359 and $28,024, respectively	53,541	62,655
Accrued interest, including related party balances of $2,603 and $35,449, respectively	326,772	308,849
Current portion of notes payable, related parties	-	-
Current portion of notes payable	247,350	246,460
Total Current Liabilities	693,948	740,347

LONG-TERM LIABILITIES:
Notes payable, net of current portion	450,425	391,969
Notes payable, related party, net of current portion	361,918	465,737
Due to stockholders	1,485,710	1,669,510
Total Long-Term Liabilities	2,298,053	2,527,216

Total Liabilities	2,992,001	3,267,563

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,036,243,946
shares issued and 1,157,290,573 and 1,035,721,946 shares outstanding, respectively	2,315,626	2,072,489
Additional paid-in capital	19,084,073	19,017,210
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(51,028)	-
Accumulated deficit	(19,263,871)	(19,225,360)
	2,074,803	1,854,342
Treasury stock at cost; 522,000 shares of common	(265,526)	(265,526)
Total Stockholders' Equity	1,809,277	1,588,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,801,278	$4,856,379

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2014	2013	2014	2013

REVENUE:
Net sales	$474,336	$695,174	$1,083,222	$1,372,259
	474,336	695,174	1,083,222	1,372,259

COST OF GOODS SOLD	237,167	322,028	495,114	638,996

GROSS MARGIN	237,169	373,146	588,108	733,263

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	320,308	364,011	678,706	742,626

(LOSS) INCOME FROM OPERATIONS	(83,139)	9,135	(90,598)	(9,363)

OTHER INCOME (EXPENSE)
Other income (expense)	-	-	84,102	-
Interest expense	(20,830)	(30,811)	(43,436)	(64,303)
Interest income	5,501	4,103	11,421	7,970
TOTAL OTHER EXPENSE (INCOME)	(15,329)	(26,708)	52,087	(56,333)

NET INCOME (LOSS)	$(98,468)	$(17,573)	$(38,511)	$(65,696)
Unrealized loss on fair value of investment	(30,207)	-	(51,028)	-
COMPREHENSIVE INCOME (LOSS)	$(128,675)	$(17,573)	$(89,539)	$(65,696)

NET INCOME (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,035,721,946	665,517,648	1,035,721,946	664,295,718

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Stock	Deficit

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$-	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	362,621,880	725,244	86,497	-	-	-	-	811,741

Net loss	-	-	-	-	-	-	-	(169,061)	-	(169,061)

Balance, February 28, 2014 (audited)	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	121,568,627	243,137	66,863	-	-	-	-	310,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(51,028)	-	-	(51,028)

Net loss for the six months ended August 31, 2014 (unaudited)	-	-	-	-	-	-	-	(38,511)	-	(38,511)

Balance, August 31, 2014 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(51,028)	$(19,263,871)	$(265,526)	$1,809,277

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended August 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,511)	$(65,696)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used by operating activities:		.
Depreciation	96,164	98,353
Amortization of loan costs	3,082	10,417
Loss on disposal of equipment	547	-
Investment received for services	(82,500)	-
Unrealized loss on investment	(20,503)	-
(Increase) decrease in:
Accounts receivable	34,481	57,347
Inventories	38,193	(12,237)
Other assets	454	9,804
Increase (decrease) in:
Accounts payable and accrued expenses	(47,289)	(78,856)
Net cash (used) provided by operating activities	(15,882)	19,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in other receivables	(11,534)	(30,546)
Acquisition of property and equipment	(14,911)	(31,516)
Net cash used by investing activities	(26,445)	(62,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	9,299	(15,333)
Proceeds from notes payable and long-term debt	101,600	56,929
Principal payments on notes payable	(136,073)	(122,826)
Increase in due to stockholders	116,200	116,200
Net cash provided by financing activities	91,026	34,970

Net decrease in cash and cash equivalents	48,699	(7,960)

Cash and cash equivalents, beginning of period	7,731	21,751

Cash and cash equivalents, end of period	$56,430	$13,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$22,431	$33,223

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of debt to equity	$310,000	$-
Common stock issued for a deposit	$-	$21,000
Capital contribution from shareholder	$-	$21,000

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of August 31, 2014 and for the

Three and Six Months Ended August 31, 2014 and 2013

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $16,000 of cash in operations for the six months ended August 31, 2014. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, investments, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

5. STOCK BASED COMPENSATION

At August 31, 2014, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended August 31, 2014 and 2013.

6. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2014 and 2013, (b) the financial position at August 31, 2014, and (c) cash flows for the six month periods ended August 31, 2014 and 2013, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2014. The results of operations for the three and six month periods ended August 31, 2014 are not necessarily indicative of those to be expected for the entire year.

7. ACCOUNTS RECEIVABLE, FACTORED

During the six months ended August 31, 2014, the Company factored receivables of approximately $273,200. In connection with the factoring agreement, the Company incurred fees of approximately $3,700 and $5,000 during the three months ended August 31, 2014 and 2013, respectively. During the six months ended August 31, 2014 and 2013, the Company incurred fees of approximately $8,800 and $9,300, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

8. INVENTORIES

Inventories consist of the following:

	August 31, 2014	February 28, 2014
Work-in process	$2,870	$9,646
Finished goods	278,285	309,702
Raw materials	-	-
Total inventories	$281,155	$319,748

9. RELATED PARTY TRANSACTIONS

The following transactions with our officer’s, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the six month ended August 31, 2014, two executives who are stockholders of the Company deferred $58,100 of compensation earned during this period. The balance due to stockholders at August 31, 2014 and 2013, totaled $1,485,710 and $1,953,310, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the six months ended August 31, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

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

10. SEGMENT INFORMATION

The Company had two reportable segments during 2014 and 2013; manufacturing and other. For the three months ended August 31, 2014 and 2013 the Company has included segment reporting.

For the three months ended August 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$474,336		$474,336
Interest expense	$13,925	6,905	20,830
Depreciation	$48,124		48,124
Net income (loss)	$(13,004)	(85,464)	(98,468)
Property and equipment, net of accumulated depreciation	$2,573,430		2,573,430
Segment assets	$3,223,675	1,577,603	4,801,278

For the three months ended August 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$695,174		$695,174
Interest expense	$16,433	14,378	30,811
Depreciation	$49,578		49,578
Net income (loss)	$100,799	(118,372)	(17,573)
Property and equipment, net of accumulated depreciation	$2,708,991		2,708,991
Segment assets	$3,406,541	1,590,134	4,996,675

For the six months ended August 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,083,222		$1,083,222
Interest expense	$29,575	13,861	43,436
Depreciation	$96,164		96,164
Net income (loss)	$67,391	(105,902)	(38,511)

For the six months ended August 31, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$1,372,259		$1,372,259
Interest expense	$35,773	28,530	64,303
Depreciation	$98,353		98,353
Net income (loss)	$170,820	(236,516)	(65,696)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 48% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2014 and 2013. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2014 AND 2013

General

The Company’s consolidated net sales decreased to $474,336 for the three months ended August 31, 2014, a decrease of $220,838 or 32%, from $695,174 for the three months ended August 31, 2013. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $237,169 for the three months ended August 31, 2014 from $373,146 for the three months ended August 31, 2013. Gross profit as a percentage of sales decreased to 50% for the three months ended August 31, 2014 from 54% for the three months ended August 31, 2013.

Consolidated selling, general and administrative expenses decreased to $320,308 for the three months ended August 31, 2014 from $364,011 for the three months ended August 31, 2013, a decrease of $43,703 or 12%. The decrease was due to a decrease in outside services, legal expenses and loan costs.

Consolidated interest expense for the three months ended August 31, 2014 was $20,830 compared to $30,811 for the three months ended August 31, 2013. The decrease of $9,981or 32% is primarily due to the decrease in notes payable.

Consolidated interest income for the three months ended August 31, 2014 was $5,501 compared to $4,103 for the three months ended August 31, 2013. The increase of $1,398 or 34% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $98,468 for the three months ended August 31, 2014 compared to a net loss of $17,573 for the three months ended August 31, 2013. The increase in net loss is primarily due to the decrease in sales.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $474,336 for the three months ended August 31, 2014 compared to $695,174 for the three months ended August 31, 2013. The machining operations provided $133,171 or 28% of net sales with parts and service providing $341,165 or 72% of net sales for the three months ended August 31, 2014 as compared to machining operations contributing $212,446 or 31% of net sales with parts and service providing $482,728 or 69% of net sales for the three months ended August 31, 2013.

Gross profit from International Machine and Welding, Inc. was $237,169 for the three months ended August 31, 2014 compared to $373,146 during the three months ended August 31, 2013 providing gross profit margins of 50%, for the three months ended August 31, 2014 as compared to 54% for the same period ended August 31, 2013.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $176,341 for the three months ended August 31, 2014 compared to $255,914 for the three months ended August 31, 2013.

Interest expense was $13,925 for the three months ended August 31, 2014 compared to $16,433 for the three months ended August 31, 2013. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2014 AND 2013

General

The Company’s consolidated net sales decreased to $1,083,222 for the six months ended August 31, 2014, a decrease of $289,037 or 31%, from $1,372,259 for the six months ended August 31, 2013. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $588,108 for the three months ended August 31, 2014 from $733,263 for the six months ended August 31, 2013. Gross profit as a percentage of sales increased to 54% for the six months ended August 31, 2014 from 53% for the six months ended August 31, 2014.

Consolidated selling, general and administrative expenses decreased to $678,706 for the six months ended August 31, 2014 from $742,626 for the six months ended August 31, 2013, a decrease of $63,920 or 8%. The decrease was due to a decrease in outside services, tools, legal expenses and loan costs.

Consolidated interest expense for the six months ended August 31, 2014 was $43,436 compared to $64,303 for the six months ended August 31, 2013. The decrease of $20,867 or 32% is primarily due to the decrease in notes payable.

Consolidated interest income for the six months ended August 31, 2014 was $11,421 compared to $7,970 for the six months ended August 31, 2013. The increase of $3,451 or 43% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $38,511 for the six months ended August 31, 2014 compared to a net loss of $65,696 for the six months ended August 31, 2013. The decrease in net loss is primarily due to the decrease in sales, net of the other income and the decrease in selling, general and administrative expenses and interest expense.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,083,222 for the six months ended August 31, 2014 compared to $1,372,259 for the six months ended August 31, 2013. The machining operations provided $354,412 or 33% of net sales with parts and service providing $728,810 or 67% of net sales for the six months ended August 31, 2014 as compared to machining operations contributing $419,588 or 31% of net sales with parts and service providing $952,671 or 69% of net sales for the six months ended August 31, 2013.

Gross profit from International Machine and Welding, Inc. was $588,108 for the six months ended August 31, 2014 compared to $733,263 during the six months ended August 31, 2013 providing gross profit margins of 54%, for the six months ended August 31, 2014 as compared to 53% for the same period ended August 31, 2013.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $433,713 for the six months ended August 31, 2014 compared to $526,673 for the six months ended August 31, 2013.

Interest expense was $29,575 for the six months ended August 31, 2014 compared to $35,773 for the six months ended August 31, 2013. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2014 and 2013, the Company used net cash for operating activities of $15,882 and provided cash for operating activities of $19,132, respectively.

During the six months ended August 31, 2014 and 2013, the Company used funds for investing activities of $26,445 and $62,062, respectively. The decrease in cash used for investing activities is primarily due to the Company not purchasing as much property and equipment.

During the six months ended August 31, 2014 and 2013, the Company provided cash from financing activities of $91,026 and $34,970, respectively. The increase in net cash provided by financing activities is due to the increase in proceeds from the issuance of notes payable.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of August 31, 2014, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $501,641 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $284,653 of interest due at August 31, 2014. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

________________

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 15, 2014	By:	/S/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 15, 2014	By:	/S/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer

