Form 10-Q
period 2014-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2015-01-14
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

As of January 9, 2015, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: None

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q — INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30, 2014	FEBRUARY 28, 2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$28,135	$7,731
Accounts receivable, net of allowance of $0 and $481, respectively	209,517	83,152
Accounts receivable, factored	25,404	19,190
Inventories	313,659	319,348
Note receivable, related party	1,009,792	1,009,792
Due from related party	485,107	485,107
Other receivables, including related party receivables of $236,127 and $183,263, respectively	299,447	269,169
Prepaid expenses	-	3,082
Total Current Assets	2,371,061	2,196,571

Property and equipment, net of accumulated depreciation of $2,957,386 and $2,821,551, respectively	2,530,960	2,655,230

OTHER ASSETS:
Other assets	4,885	4,578
Investment, available for sale	61,573	-
Total Other Assets	66,458	4,578

TOTAL ASSETS	$4,968,479	$4,856,379

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, including related party payables of $0 and $13,500, respectively	$68,040	$122,383
Accrued expenses, including related party balances of $28,359 and $28,024, respectively	38,761	62,655
Accrued interest, including related party balances of $2,603 and $35,449, respectively	336,210	308,849
Current portion of notes payable	247,797	246,460
Total Current Liabilities	690,808	740,347

LONG-TERM LIABILITIES:
Notes payable, net of current portion	442,724	391,969
Notes payable, related party, net of current portion	512,716	465,737
Due to stockholders	1,543,810	1,669,510
Total Long-Term Liabilities	2,499,250	2,527,216

Total Liabilities	3,190,058	3,267,563

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,036,243,946
shares issued and 1,157,290,573 and 1,035,721,946 shares outstanding, respectively	2,315,626	2,072,489
Additional paid-in capital	19,084,073	19,017,210
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(41,620)	-
Accumulated deficit	(19,304,135)	(19,225,360)
	2,043,947	1,854,342
Treasury stock at cost; 522,000 shares of common	(265,526)	(265,526)
Total Stockholders' Equity	1,778,421	1,588,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,968,479	$4,856,379

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2014	2013	2014	2013
REVENUE:
Net sales	$599,957	$627,456	$1,683,179	$1,999,715
	599,957	627,456	1,683,179	1,999,715

COST OF GOODS SOLD	316,180	293,252	811,294	932,248

GROSS MARGIN	283,777	334,204	871,885	1,067,467

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	319,379	329,937	998,084	1,072,561

(LOSS) INCOME FROM OPERATIONS	(35,602)	4,267	(126,199)	(5,094)

OTHER INCOME (EXPENSE)
Other income (expense)	13,500	(11,045)	97,602	(11,045)
Interest expense	(24,413)	(28,247)	(67,849)	(92,550)
Interest income	6,250	4,354	17,671	12,324
TOTAL OTHER EXPENSE (INCOME)	(4,663)	(34,938)	47,424	(91,271)

NET INCOME (LOSS)	$(40,265)	$(30,671)	$(78,775)	$(96,365)
Unrealized loss on fair value of investment	9,408	-	(41,620)	-

COMPREHENSIVE INCOME (LOSS)	$(30,857)	$(30,671)	$(120,395)	$(96,365)

NET INCOME (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,035,721,946	747,351,624	1,035,721,946	691,509,667

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Stock	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Loss	Deficit	Stock	Deficit

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$-	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	362,621,880	725,244	86,497	-	-	-	-	811,741

Net loss	-	-	-	-	-	-	-	(169,061)	-	(169,061)

Balance, February 28, 2014 (audited)	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	121,568,627	243,137	66,863	-	-	-	-	310,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(41,620)	-	-	(41,620)

Net loss for the nine months ended November 30, 2014 (unaudited)	-	-	-	-	-	-	-	(78,775)	-	(78,775)

Balance, November 30, 2014 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(41,620)	$(19,304,135)	$(265,526)	$1,778,421

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,775)	$(96,365)
Adjustments to reconcile net loss to net cash and cash equivalents		.
used by operating activities:
Depreciation	145,663	147,530
Amortization of loan costs	3,082	23,769
Loss on disposal of equipment	547	-
Investment received for services	(82,500)	-
Unrealized loss on investment	(20,693)	-
(Increase) decrease in:
Accounts receivable	(126,365)	47,188
Inventories	5,689	(30,059)
Other assets	(307)	27,450
Increase (decrease) in:
Accounts payable and accrued expenses	(50,876)	(156,633)
Net cash used by operating activities	(204,535)	(37,120)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other receivables	(30,278)	11,334
Acquisition of property and equipment	(21,940)	(31,516)
Net cash used by investing activities	(52,218)	(20,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	(6,214)	4,836
Proceeds from notes payable and long-term debt	283,148	152,468
Principal payments on notes payable	(174,077)	(260,207)
Increase in due to stockholders	174,300	174,300
Net cash provided by financing activities	277,157	71,397

Net increase in cash and cash equivalents	20,404	14,095

Cash and cash equivalents, beginning of period	7,731	21,751

Cash and cash equivalents, end of period	$28,135	$35,846

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$37,406	$42,909

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of debt to equity	$310,000	$-
Common stock issued for a deposit	$-	$21,000
Capital contribution from shareholder	$-	$21,000

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of November 30, 2014 and for the

Three and Nine Months Ended November 30, 2014 and 2013

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

2. GOING CONCERN

The Company has incurred substantial operating losses since inception and has used approximately $205,000 of cash in operations for the nine months ended November 30, 2014. Additionally, the Company is in default on several notes payable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to reverse negative operating trends, raise additional capital, and obtain debt financing.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance; therefore there is no anticipation of any effect to the consolidated financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, investments, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

5. STOCK BASED COMPENSATION

At November 30, 2014, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended November 30, 2014 and 2013.

6. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2014 and 2013, (b) the financial position at November 30, 2014, and (c) cash flows for the nine month periods ended November 30, 2014 and 2013, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2014. The results of operations for the three and nine month periods ended November 30, 2014 are not necessarily indicative of those to be expected for the entire year.

7. ACCOUNTS RECEIVABLE, FACTORED

During the nine months ended November 30, 2014, the Company factored receivables of approximately $360,900. In connection with the factoring agreement, the Company incurred fees of approximately $2,500 and $2,300 during the three months ended November 30, 2014 and 2013, respectively. During the nine months ended November 30, 2014 and 2013, the Company incurred fees of approximately $11,300 and $11,600, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

8. INVENTORIES

Inventories consist of the following:

	November 30, 2014	February 28, 2014
Work-in process	$20,803	$9,646
Finished goods	292,856	309,702
Raw materials	-	-
Total inventories	$313,659	$319,748

9. RELATED PARTY TRANSACTIONS

The following transactions with our officer’s, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the nine months ended November 30, 2014, two executives who are stockholders of the Company deferred $174,300 of compensation earned during this period. The balance due to stockholders at November 30, 2014 and 2013, totaled $1,543,810 and $2,011,410, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the nine months ended November 30, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

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

10. SEGMENT INFORMATION

The Company had two reportable segments during 2014 and 2013; manufacturing and other. For the three months ended November 30, 2014 and 2013 the Company has included segment reporting.

For the three months ended November 30, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$599,957	-	$599,957
Interest expense	$17,636	6,777	24,413
Depreciation	$49,499	-	49,499
Net income (loss)	$26,377	(66,642)	(40,265)
Property and equipment, net of accumulated depreciation	$2,530,960	-	2,530,960
Segment assets	$3,362,625	1,605,854	4,968,479

For the three months ended November 30, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$627,456		$627,456
Interest expense	$16,570	11,677	28,247
Depreciation	$49,177	-	49,177
Net income (loss)	$86,946	(117,617)	(30,671)
Property and equipment, net of accumulated depreciation	$2,659,814	-	2,659,814
Segment assets	$3,406,541	1,590,134	4,996,675

For the nine months ended November 30, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,683,179	-	$1,683,179
Interest expense	$47,211	20,638	67,849
Depreciation	$145,663	-	145,663
Net income (loss)	$93,768	(172,543)	(78,775)

For the nine months ended November 30, 2013, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total

Revenue	$1,999,715	-	$1,999,715
Interest expense	$52,343	40,207	92,550
Depreciation	$147,530	-	147,530
Net income (loss)	$257,766	(354,131)	(96,365)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 50% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

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

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2014 and 2013. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

General

The Company’s consolidated net sales decreased to $599,957 for the three months ended November 30, 2014, a decrease of $27,499 or 4%, from $627,456 for the three months ended November 30, 2013. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $283,777 for the three months ended November 30, 2014 from $335,494 for the three months ended November 30, 2013. Gross profit as a percentage of sales was 47% for the three months ended November 30, 2014 a decrease of 8% from 55% for the three months ended November 30, 2013.

Consolidated selling, general and administrative expenses decreased to $319,379 for the three months ended November 30, 2014 from $329,937 for the three months ended November 30, 2013, a decrease of $10,558 or 3%. The decrease was due to a decrease in outside services, legal expenses and loan costs.

Consolidated interest expense for the three months ended November 30, 2014 was $24,413 compared to $28,247 for the three months ended November 30, 2013. The decrease of $3,834 or 14% is primarily due to the decrease in notes payable.

Consolidated interest income for the three months ended November 30, 2014 was $6,250 compared to $4,354 for the three months ended November 30, 2013. The increase of $1,896 or 44% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $40,265 for the three months ended November 30, 2014 compared to a net loss of $30,671 for the three months ended November 30, 2013. The increase in net loss is primarily due to the decrease in sales.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $599,957 for the three months ended November 30, 2014 compared to $627,456 for the three months ended November 30, 2013. The machining operations provided $184,907 or 31% of net sales with parts and service providing $415,050 or 69% of net sales for the three months ended November 30, 2014 as compared to machining operations contributing $173,245 or 28% of net sales with parts and service providing $454,212 or 72% of net sales for the three months ended November 30, 2013.

Gross profit from International Machine and Welding, Inc. was $283,777 for the three months ended November 30, 2014 compared to $334,204 during the three months ended November 30, 2013 providing gross profit margins of 53%, for the three months ended November 30, 2014 as compared to 47% for the same period ended November 30, 2013.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $240,345 for the three months ended November 30, 2014 compared to $236,648 for the three months ended November 30, 2013.

Interest expense was $17,636 for the three months ended November 30, 2014 compared to $16,750 for the three months ended November 30, 2013. The increase in interest expense is primarily due to an increase in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

General

The Company’s consolidated net sales decreased to $1,683,179 for the nine months ended November 30, 2014, a decrease of $316,536 or 16%, from $1,999,715 for the nine months ended November 30, 2013. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $871,885 for the nine months ended November 30, 2014 from $1,067,467 for the nine months ended November 30, 2013. Gross profit as a percentage of sales decreased to 52% for the nine months ended November 30, 2014 from 53% for the nine months ended November 30, 2014.

Consolidated selling, general and administrative expenses decreased to $998,084 for the nine months ended November 30, 2014 from $1,072,561 for the nine months ended November 30, 2013, a decrease of $74,477 or 7%. The decrease was due to a decrease in outside services, tools, legal expenses and loan costs.

Consolidated interest expense for the nine months ended November 30, 2014 was $67,849 compared to $92,550 for the nine months ended November 30, 2013. The decrease of $24,701 or 27% is primarily due to the decrease in notes payable.

Consolidated interest income for the nine months ended November 30, 2014 was $17,671 compared to $12,324 for the nine months ended November 30, 2013. The increase of $5,347 or 43% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $78,775 for the nine months ended November 30, 2014 compared to a net loss of $96,365 for the nine months ended November 30, 2013. The decrease in net loss is primarily due to the decrease in sales, net of the other income and the decrease in selling, general and administrative expenses and interest expense.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,683,179 for the nine months ended November 30, 2014 compared to $1,999,715 for the nine months ended November 30, 2013. The machining operations provided $184,907 or 31% of net sales with parts and service providing $415,050 or 69% of net sales for the nine months ended November 30, 2014 as compared to machining operations contributing $592,833 or 30% of net sales with parts and service providing $1,406,882 or 70% of net sales for the nine months ended November 30, 2013.

Gross profit from International Machine and Welding, Inc. was $871,885 for the nine months ended November 30, 2014 compared to $1,067,467 during the nine months ended November 30, 2013 providing gross profit margins of 52%, for the nine months ended November 30, 2014 as compared to 53% for the same period ended November 30, 2013.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $734,058 for the nine months ended November 30, 2014 compared to $763,321 for the nine months ended November 30, 2013.

Interest expense was $47,211 for the nine months ended November 30, 2014 compared to $52,343 for the nine months ended November 30, 2013. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2014 and 2013, the Company used net cash for operating activities of $204,535 and $37,120, respectively.

During the nine months ended November 30, 2014 and 2013, the Company used funds for investing activities of $52,218 and $20,182, respectively. The increase in cash used for investing activities is primarily due to the increase in other receivables.

During the nine months ended November 30, 2014 and 2013, the Company provided cash from financing activities of $277,157 and $71,397, respectively. The increase in net cash provided by financing activities is due to the increase in proceeds from the issuance of notes payable.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of November 30, 2014, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $507,051 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $290,063 of interest due at November 30, 2014. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 14, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President

Date: January 14, 2015	By:	/s/ Frank D. Puissegur
Frank D. Puissegur CFO and Chief Accounting Officer

