Form 10-K
period 2015-02-28
AMERICAN COMMERCE SOLUTIONS Inc
filed 2015-06-04
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 28, 2015

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

As of May 29, 2015, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

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

CUSTOMER DEPENDENCE

Manufacturing Segment

International Machine and Welding, Inc. has a broad and diverse base of customers. The division does have one customer that provides approximately 48.44% of sales, the loss of which would have a material adverse effect on the segment. This division does generate a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 22% of the division’s revenues in fiscal 2015 compared to 21% in fiscal 2014, while the industrial and mining industries accounted for approximately 26% and 51% in fiscal 2015 compared to 24% and 54% in fiscal 2014, respectively, of the division’s total revenues. Due to these concentrations, the results of operations of the division could be affected by changes in the economic, regulatory, or other related conditions impacting on these industries.

Although the division does not rely on a single customer, during the year ended February 28, 2015, one of the Company’s customers accounted for approximately 48% of total revenues. This customer was Mosaic Company.

EMPLOYEES

At February 28, 2015, the Company and its subsidiary had 18 full-time employees and the parent operation has 2 full time executives.

FUTURE ACQUISITIONS

The Company remains dedicated to its basic business plan, which calls for growth through acquisition of strategic business opportunities. Discussions and negotiations continue with multiple companies.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) may contain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiary, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiary. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” and “could” and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

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

ITEM 1A. RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor’s Report. The Company had an accumulated deficit at February 28, 2015 of $19,355,485. The Company had a net loss of $130,125 for the year ended February 28, 2015. Additionally, the Company is in default on several notes payable. The auditor’s opinion on the financial statements expresses substantial doubt about the Company’s ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

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

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 28, 2015. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

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

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2015. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

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

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 28, 2015 the price of our common shares has ranged from $0.0008 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Center State Bank, originally at $875,000 encumbers this building. As of February 28, 2015, the balance on this note is $466,167. During the year ended February 28, 2010, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 7.5% interest, with monthly principle and interest payments of $6,610 and a maturity date of April 30, 2012. The note is secured by all of Division I’s fixed assets and 1,000,000 shares of the Company’s common stock. On July 9, 2013, the Company entered into a refinancing arrangement with a financial institution to refinance the loan at 6% interest, with monthly principle and interest payments of $4,865 and a balloon payment for the remainder of the loan on the maturity date of June 24, 2016. The note is secured by all of Division I’s fixed assets. No new money was received with the effective refinancing arrangement.

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

	Bid Prices
	High	Low
FISCAL 2015

First Quarter (March 1, 2014 through May 31, 2014)	$0.0039	$0.0021
Second Quarter (June 1, 2014 through August 31, 2014)	$0.0027	$0.0015
Third Quarter (September 1, 2014 through November 30, 2014)	$0.0021	$0.0014
Fourth Quarter (December 1, 2014 through February 28, 2015)	$0.0043	$0.0015

FISCAL 2014

First Quarter (March 1, 2013 through May 31, 2013)	$0.007	$0.0015
Second Quarter (June 1, 2013 through August 31, 2013)	$0.0038	$0.0012
Third Quarter (September 1, 2013 through November 30, 2013)	$0.0044	$0.0018
Fourth Quarter (December 1, 2013 through February 28, 2014)	$0.0043	$0.0021

On February 28, 2015 the closing bid price of the Company’s Common Stock as reported by the OTCBB was $0.0021 and there were approximately 2,000 shareholders of record.

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

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

General

The Company’s consolidated net sales decreased to $2,239,355 for the fiscal year ended February 28, 2015, a decrease of $426,483 or 16%, from $2,665,838 for the fiscal year ended February 28, 2014. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $1,161,982 for the fiscal year ended February 28, 2015 from $1,400,677 for the fiscal year ended February 28, 2014. Gross profit as a percentage of sales decreased in fiscal year 2015 to 52% from 53% in fiscal year ended 2014.

Consolidated interest expense in fiscal 2015 was $90,360 compared to $115,051 in fiscal 2014. The decrease in interest expense is due to the Company reducing the overall debt during the year, negotiating lower interest rates and making payments on time. Additionally during the year debt due to officers and other related parties were consolidated and converted to common stock.

Consolidated interest income in fiscal 2015 was $24,354 compared to $17,038 in fiscal 2014. The increase in interest income is primarily due to the increase in the principal balance of the note receivable in 2015.

Selling, general and administrative expenses increased to $1,323,681 for fiscal 2015 from $1,454,720 for fiscal 2014, a decrease of $131,039 or 9%. The decrease was due to a decrease in legal expenses and loan costs.

The Company incurred a consolidated net loss of $130,125 for the year ended February 28, 2015 compared to $169,061 net loss for the year ended February 28, 2014. The decrease in the net loss is primarily due to the decrease in interest expense.

Manufacturing

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,239,355 for the fiscal year ended February 28, 2015 compared to $2,665,838 for the fiscal year ended February 28, 2014. The machining operations provided $734,335 or 33% of net sales with parts and service providing $1,505,020 or 67% of net sales for the fiscal year ended February 28, 2015 as compared to machining operations contributing $828,704 or 31% of net sales with parts and service providing $1,837,134 or 69% of net sales for the fiscal year ended February 28, 2014.

Gross profit from International Machine and Welding, Inc. was $1,161,982 for the fiscal year ended February 28, 2015 compared to $1,400,677 in fiscal 2014 providing gross profit margins of 52% and 53%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $969,812 for the fiscal year ended February 28, 2015 compared to $1,038,189 for the fiscal year ended February 28, 2014. The decrease of $68,377 or 6.5% is primarily due to a reduction of outside services, tools, legal expenses and utilities.

Interest expense for International Machine and Welding, Inc. was $63,031 for the fiscal year ended February 28, 2015 compared to $67,580 for the fiscal year ended February 28, 2014. The decrease in interest expense is due to the Company reducing the overall debt.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 28, 2015 and 2014, the Company provided (used) net cash for operating activities of ($46,803) and $11,454, respectively. The increase in cash from operating activities is mainly due to the gain on the forgiveness of debt recognized in for year 2013.

During the years ended February 28, 2015 and 2014, the Company used funds for investing activities of $115,217 and $66,932, respectively. This increase in cash used by investing activities is mainly due to the increase in other receivables.

During the years ended February 28, 2015 and 2014, the Company provided cash from financing activities of $198,986 and $41,458, respectively. The increase in net cash provided by financing activities is due to the increase in the amounts due from stockholders.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of February 28, 2015, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of February 28, 2015 and 2014.

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

As of February 28, 2015 and 2014 and for the Years Then Ended

Report of Independent Registered Public Accounting Firm

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

American Commerce Solutions, Inc. and Subsidiary

Bartow, Florida

We have audited the accompanying consolidated balance sheets of American Commerce Solutions, Inc. as of February 28, 2015 and 2014 and the related consolidated statements of operations, consolidated stockholders' equity and consolidated cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. and Subsidiary as of February 28, 2015 and 2014 and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co., CPAs LLC

Clearwater, Florida

June 4, 2015

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	FEBRUARY 28,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$44,697	$7,731
Accounts receivable, net of allowance of $0 and $481, respectively	97,279	83,152
Accounts receivable, factored	14,617	19,190
Inventories	288,441	319,348
Note receivable, related party	1,009,792	1,009,792
Due from related party	491,807	485,107
Other receivables, including related party receivables of $183,263 and $183,263, respectively	317,881	269,169
Prepaid expenses	-	3,082
Total Current Assets	2,264,514	2,196,571

Property and equipment, net of accumulated depreciation of $2,976,631 and $2,821,551, respectively	2,518,990	2,655,230

OTHER ASSETS:
Other assets	4,364	4,578
Investment, available for sale	55,000	-
Total Other Assets	59,364	4,578

TOTAL ASSETS	$4,842,868	$4,856,379

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $645 and $13,500, respectively	$76,157	$122,383
Accrued expenses, including related party balances of $20,276 and $28,024, respectively	44,018	62,655
Accrued interest, including related party balances of $48,692 and $35,449, respectively	344,413	308,849
Current portion of notes payable	248,251	246,460
Total Current Liabilities	712,839	740,347

LONG-TERM LIABILITIES:
Notes payable, net of current portion	434,904	391,969
Notes payable, related party, net of current portion	373,024	465,737
Due to stockholders	1,601,910	1,669,510
Total Long-Term Liabilities	2,409,838	2,527,216

Total Liabilities	3,122,677	3,267,563

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized 102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000 shares authorized; 1,157,812,573 and 1,036,243,946 shares issued and 1,157,290,573 and 1,035,721,946 shares outstanding, respectively	2,315,626	2,072,489
Additional paid-in capital	19,084,073	19,017,210
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(48,500)	-
Accumulated deficit	(19,355,485)	(19,225,360)
	1,985,717	1,854,342
Treasury stock at cost; 522,000 shares of common stock	(265,526)	(265,526)
Total Stockholders' Equity	1,720,191	1,588,816

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,842,868	$4,856,379

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended February 28,
	2015	2014

REVENUE:
Net sales	$2,239,355	$2,665,838
	2,239,355	2,665,838

COST OF GOODS SOLD	1,077,373	1,265,161

GROSS MARGIN	1,161,982	1,400,677

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,323,681	1,454,720

LOSS FROM OPERATIONS	(161,699)	(54,043)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	13,500	-
Other income (expense)	84,080	(17,005)
Interest expense	(90,360)	(115,051)
Interest income	24,354	17,038
TOTAL OTHER EXPENSE (INCOME)	31,574	(115,018)

NET LOSS	$(130,125)	$(169,061)

Unrealized loss on fair value of investment	(48,500)	-

COMPREHENSIVE LOSS	$(178,625)	$(169,061)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,144,967,178	748,873,964

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

							Accumulated
					Additional	Stock	Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Stock	Deficit

Balance, February 29, 2012	3,944	$3	331,896,576	$663,794	$19,154,164	$(10,000)	$-	$(19,050,508)	$(265,526)	$491,927

Common shares issued for deferred compensation	-	-	313,725,490	627,451	(227,451)	-	-	-	-	400,000

Common shares issued for guaranty	-	-	18,000,000	36,000	(18,000)	-	-	-	-	18,000

Net loss	-	-	-	-	-	-	-	(5,791)	-	(5,791)

Balance, February 28, 2013	3,944	$3	663,622,066	$1,327,245	$18,908,713	$(10,000)	$-	$(19,056,299)	$(265,526)	$904,136

Issuance of shares of common stock for deposit on acquisition	-	-	10,000,000	20,000	1,000	-	-	-	-	21,000

Capital contribution from shareholder	-	-	-	-	21,000	-	-	-	-	21,000

Issuance of shares of common stock in conversion of debt	-	-	362,621,880	725,244	86,497	-	-	-	-	811,741

Net loss	-	-	-	-	-	-	-	(169,061)	-	(169,061)

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	117,647,058	235,294	64,706	-	-	-	-	300,000

Issuance of shares of common stock in conversion of liability	-	-	3,921,569	7,843	2,157	-	-	-	-	10,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(48,500)	-	-	(48,500)

Net loss	-	-	-	-	-	-	-	(130,125)	-	(130,125)

Balance, February 28, 2015	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(48,500)	$(19,355,485)	$(265,526)	$1,720,191

The accompanying notes are an integral part of the consolidated financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(130,125)	$(169,061)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	195,475	197,296
Amortization of loan costs	3,082	23,769
Investment received for services	(82,500)	-
Gain on extinguishment of debt and liability	(13,500)	-
Unrealized loss on investment in common stock	(21,000)
Loss on disposal of equipment	570	-
(Increase) decrease in:
Accounts receivable	(14,127)	61,596
Inventories	30,907	(40,754)
Other assets	214	50,686
Increase (decrease) in:
Accounts payable and accrued expenses	(15,799)	(112,078)
Net cash (used) provided by operating activities	(46,803)	11,454

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other receivables	(55,412)	9,766
Acquisition of property and equipment	(59,805)	(76,698)
Net cash used by investing activities	(115,217)	(66,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	4,573	(5,136)
Proceeds from notes payable and long-term debt	291,848	449,689
Principal payments on notes payable	(329,835)	(235,495)
Increase (decrease) in due to stockholders	232,400	(167,600)
Net cash provided by financing activities	198,986	41,458

Net increase (decrease) in cash and cash equivalents	36,966	(14,020)

Cash and cash equivalents, beginning of period	7,731	21,751

Cash and cash equivalents, end of period	$44,697	$7,731

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$51,714	$42,909

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of liability to equity	$300,000	$-
Conversion of debt to equity	$10,000	$811,741
Common stock issued for a deposit	$-	$21,000
Capital contribution from shareholder	$-	$21,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 28, 2015 AND 2014 AND FOR THE YEARS THEN ENDED

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $44,697 and $7,731 at February 28, 2015 and 2014, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable, and related party notes.

Customer Concentration

The Company generates a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 22% of revenues in fiscal 2015 compared to 21% in fiscal 2014 while the industrial and mining industries accounted for approximately 26% and 51% in fiscal 2015 compared to 24% and 54% in fiscal 2014, respectively, of the total revenues. Although the Company does not rely on a single customer, during the year ended February 28, 2015, one of the Company’s customers accounted for approximately 48% of total revenues. This customer was Mosaic Company.

Accounts Receivable

Trade. Accounts receivable consist of billed and uncollected services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, no allowance for doubtful accounts is considered necessary at February 28, 2015. A $481 allowance for doubtful accounts was considered necessary at February 28, 2014. Receivables are determined to be past due based on payment terms of original invoices. The Company does not charge significant amounts of interest on past due receivables.

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

Inventory

The Company follows FASB ASC 330, “Inventory”.Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include raw materials and direct labor and fixed and variable production overheads, taking into account the stage of completion and the normal capacity of production facilities. The cost of inventories is determined using the first-in, first-out (FIFO) method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 28, 2015 and 2014, the Company incurred amortization expense of $3,082 and $53,898, respectively.

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

Long-lived Assets

Long-lived assets (which excludes goodwill and other indefinite-lived intangible assets) are assessed for impairment IAW ASC 360, Property and equipment when an indicator of impairment exists. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the years ended February 28, 2015 and 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 28, 2015 and 2014.

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

No deferred tax assets or liabilities were recognized as of February 28, 2015 and 2014.

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

Share-based expense for each of the years ended February 28, 2015 and 2014 was $0.

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

The Company does not have any potentially dilutive instruments as of February 28, 2015 and, thus, anti-dilution issues are not applicable.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 28, 2015 and 2014, the Company factored receivables of approximately $477,800 and $414,900, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $14,700 and $15,800 during the years ended February 28, 2015 and 2014, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

5. INVENTORIES

Inventories consist of the following:

	February 28, 2015	February 28, 2014
Work-in process	$17,888	$9,646
Finished goods	270,553	309,702
Raw materials	—	—

Total inventories	$288,441	$319,348

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 28, 2015	February 28, 2014
Land	$186,045	$186,045
Building and improvements	2,814,744	2,799,599
Machinery and equipment	2,249,671	2,224,952
Office furniture and equipment	57,527	88,117
Trucks and automobiles	187,634	178,068

	5,495,621	5,476,781
Less accumulated depreciation	2,976,631	2,821,551

	$2,518,990	$2,655,230

Depreciation expense for the years ended February 28, 2015 and 2014 was $195,475 and $197,296, respectively.

7. NOTES PAYABLE

Notes payable consist of:

	February 28, 2015		February 28, 2014
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity.	$185,291	*	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity.	31,697	*	31,697
Note payable; related party; 8% interest; due May 2017; secured by common stock	351,955		391,969
Note payable; related party; 6% interest; due May 2017; secured by	21,069		—
Note payable to a financial institution; 6.0% interest; monthly principal and interest payments of $4,865; collateralized by fixed assets; due June 24, 2016	466,167		495,209

	1,056,179		1,104,166
Less current portion	(248,251)		(246,460)
	$807,928		$857,706

Notes payable	$434,904		$391,969
Notes payable, related parties	373,024		465,737
	$807,928		$857,706

____________

*As of February 28, 2015, the notes payable listed above include notes in default totaling $216,987.

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2016	$248,251
2017	434,904
2018	373,024
2019	—
2020	—
2021	—
Thereafter	—
$1,056,179

At February 28, 2015 and 2014, the above notes payable to related parties in the amount of $373,024 and $391,969, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

8. EQUITY

Preferred Stock - Series A

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company’s option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company’s Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 28, 2015, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

Preferred Stock - Series B

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $2,018,904 at February 28, 2015 and 2014. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 28, 2015 and 2014, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company’s board.

In written document, the holders of the convertible preferred shares A and B have waived conversion rights since the inception of these preferred issuances until such time that the Company’s market price of shares rise sufficiently or the Company amends the capital structure (through reverse split or increase in the authorized shares) or combination of all factors, where by a conversion of any preferred series of stock, or portion thereof, will not exceed the authorized shares of the Company.

Common Stock

The following transactions with our officer’s and a related party, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the year ended February 28, 2015, two executives who are stockholders of the Company deferred $232,400 of compensation earned during this period. The balance due to stockholders at February 28, 2015 and 2014, totaled $1,601,910 and $1,669,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2015, the Company issued a total of 58,823,529 shares of common stock to each of the executives valued at $0.0051, in exchange for the reduction $300,000 of deferred compensation.

In April 2014, the Company exchanged $10,000 of debt due to the related party for 3,921,569 shares of common stock. The shares were valued at $0.0051 per share.

During the year ended February 28, 2014, the Company exchanged $391,741 of debt due to related parties for 230,435,870 shares of common stock. The shares were valued at $0.0017 per share. Also, during the year ended February 28, 2014, the Company exchanged $420,000 of debt due to related parties for 132,186,010 shares of common stock. The shares were valued at $0.0032 per share.

The Company issued 10,000,000 shares to an unrelated company in good faith negotiation of a potential acquisition. Shares issued were valued at $21,000, or $0.0021 per share, the fair market value at the date of the exchange. As part of the cross security consideration, the Company expects to receive an equal value of shares from the target company.

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

During the year ended February 29, 2004, the Company also adopted a non-employee directors’ and consultants’ retainer stock plan. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85 percent of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2015 and 2014, the Company has issued all of the options available under this plan.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price per Share
Options outstanding, February 28, 2013	362,500	0.27
Granted	—
Exercised	—
Expired, forfeited	(362,500)

Options outstanding, February 28, 2014	—
Granted	—
Exercised	—
Expired, forfeited	—

Options outstanding, February 28, 2015	—

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 28, 2015, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $35,759,900. The loss carry forwards began expiring in 2008. Due to the Company’s continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 28, 2015	February 28, 2014
Unused operating loss carryforwards	$7,177,800	$7,115,000
Excess depreciation for tax purposes over the amount for financial reporting purposes	—	—
Deferred compensation	613,200	534,200
Gain on disposal	—	—
Write down in the value of investment	—	—
Other	—	—

	7,791,000	7,649,200
Valuation allowance	(7,791,000)	(7,649,200)

	$—	$—

The valuation allowance increased by $141,800 during the year ended February 28, 2015. Differences between the federal benefits computed at a statutory rate and the Company’s effective tax rate and provision are as follows for the years ended February 28, 2015 and 2014.

	2015	2014
Statutory benefit	$(62,800)	$(54,000)
State tax benefit, net of federal effect	(9,200)	(8,400)
Nondeductible expenses	—	—
Increase in deferred income tax valuation allowance	72,000	62,400

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

We are subject to income tax audits by the Internal Revenue Service for the years 2013 – 2015.

11. RELATED PARTY TRANSACTIONS

During the years ended February 28, 2015 and 2014, two executives who are stockholders of the Company deferred $232,400 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 28, 2015 and 2014, totaled $1,601,910 and $1,669,510, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2015, the Company issued 58,823,529 shares of common stock in settlement of $300,000 of deferred compensation to each of the two executives. The stock was valued at $0.0051.

In April 2014, the Company exchanged $10,000 of debt due to the related parties for 3,921,569 shares of common stock. The shares were valued at $0.0051 per share.

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

12. SEGMENT INFORMATION

The Company had two reportable segments during 2015 and 2014; manufacturing and other. For the year ended February 28, 2015 and 2014 the Company has included segment reporting.

For the year ended February 28, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$2,239,335	-	$2,239,355
Interest expense	$63,031	27,329	90,360
Depreciation	$195,475	-	195,475
Net income (loss)	$181,519	(311,644)	(130,125)
Property and equipment, net of accumulated depreciation	$2,518,990	-	2,518,990
Segment assets	$3,224,955	1,617,913	4,842,868

For the year ended February 28, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$2,665,838		$2,665,838
Interest expense	$67,580	47,471	115,051
Depreciation	$197,296	-	197,296
Net income (loss)	$294,958	(464,019)	(169,061)
Property and equipment, net of accumulated depreciation	$2,665,230	-	2,655,230
Segment assets	$3,339,633	1,516,746	4,856,379

______________

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 48.44% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

13. SUBSEQUENT EVENTS

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

The company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) as of February 28, 2015 concluded that as of such date the company’s disclosure controls and procedures were inadequate and ineffective and there were material weaknesses due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of February 28, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2011. Based on this evaluation, our CEO and CFO concluded that, as of February 28, 2015, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that occurred during the year ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company

Robert E. Maxwell	80	Chairman of the Board and Director

Frank D. Puissegur	56	Chief Financial Officer and Director

Daniel L. Hefner	64	Chief Executive Officer, President and Director

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

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)

Daniel Hefner,	2015	150,000	—	—	—	—	150,000
President and	2014	150,000	—	—	—	—	150,000
Chief Executive Officer	2013	150,000	—	—	—	—	150,000

Robert Maxwell,	2015	150,000	—	—	—	—	150,000
Chairman of the Board	2014	150,000	—	—	—	—	150,000
	2013	150,000	—	—	—	—	150,000

Frank Puissegur	2015	—	—	—	—	—	—
Chief Financial Officer	2014	—	—	—	—	—	—
	2032	—	—	—	—	—	—

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

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 28, 2015 the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

Effective May 27, 2003, the Company adopted an employee stock incentive plan (the “Plan”) for the year 2003 that authorizes up to 20,000,000 shares of common stock for grants of both incentive stock options and non-qualified stock options to designated officers, employees, and certain non-employees. Effective July 2003, October 2003 and August 2004, the Company amended this plan to include an additional 20,000,000, 25,000,000 and 20,000,000 shares of common stock, respectively. Effective December 2004, the Company amended the plan to reduce the number of shares of common stock by 7,000,000 shares. Options granted under the Plan must be exercised within 10 years of the date of grant. The exercise price of options granted may not be less than 85 percent of the fair market value of the stock. As of February 28, 2015, the Company has no options available for future issuance under this plan.

Effective May 27, 2003, the Company also adopted a non-employee directors and consultants retainer stock plan for the year 2003. This plan authorizes up to 5,000,000 shares of common stock to be issued in the amount of compensation for services to directors and consultants at the deemed issuance price of not less than 85% of the fair market value of the stock. Effective July 2003, October 2003 and December 2004, the Company amended this plan to include an additional 1,000,000, 15,000,000 and 7,000,000 shares of common stock, respectively. As of February 28, 2015, the Company has no options available for future issuance under this plan.

At February 28, 2015, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2015 and 2014 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2015, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2014, the number of stock options held on February 28, 2015 and the realizable gain of stock options that are “in-the-money.”

	Shares Acquired or		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $	Unexercisable $
	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of February 28, 2015, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	440,837,595	38.08%

Frank D. Puissegur 1400 Chamber Drive Bartow, FL	3,000,000	0.0029%**

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	516,496,499	44.61%

All Directors and Executive Officers as a Group (3 persons)(5)		82.69%

_____________

(**)	Less than 1%
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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company’s equity securities, as of February 28, 2015 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	38.09%
Frank Puissegur	*
Daniel L. Hefner (2)	44.63%
All directors and executive officers as a group (3 persons)	82.72%
International Commerce and Finance (4)	22.45%

______________

*	Less than 1%

(1)

Based upon 1,157,290,573 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of February 28, 2004, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners (“Beneficial Ownership Table”). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 414,955,105 shares of Common Stock.
(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, and 1,376,671 shares of Common Stock beneficially owned by CALB.
(4)	Consisting of 259,833,285 shares of Common Stock.

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

During the years ended February 28, 2015 and 2014, two executives who are stockholders of the Company deferred $232,400 and $167,600, respectively, of compensation earned during the year. During the year end, these executives agreed to convert $300,000 of deferred compensation into 117,647,098 shares of restricted common stock. The balance due to stockholders at February 28, 2015 totaled $1,601,910. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2015 and 2014, we were billed by our accountant, Messineo & Co., CPAs, LLC, approximately $13,500 and $18,500 for audit and review fees associated with our 10-K and 10-Q filings.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 4, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President

Date: June 4, 2015	By:	/s/ Frank D. Puissegur
Frank D. Puissegur CFO and Chief Accounting Officer

