Form 10-Q
period 2015-05-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2015-07-17
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2015

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

(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of July 14, 2015, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: None

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q — INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MAY 31,	FEBRUARY 28,
	2015	2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$21,175	$44,697
Accounts receivable	108,131	97,279
Accounts receivable, factored	21,740	14,617
Inventories	300,304	288,441
Note receivable, related party	1,009,792	1,009,792
Due from related party	493,307	491,807
Other receivables, including related party receivables of $272,882 and $247,908, respectively	350,341	317,881
Prepaid expenses	191	-
Total Current Assets	2,304,981	2,264,514

Property and equipment, net of accumulated depreciation of $3,017,186 and $2,976,631, respectively	2,500,513	2,518,990

OTHER ASSETS:
Other assets	5,237	4,364
Investment, available for sale	66,000	55,000
Total Other Assets	71,237	59,364

TOTAL ASSETS	$4,876,731	$4,842,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $1,301 and $645, respectively	$112,345	$76,157
Accrued expenses, including related party balances of $25,092 and $20,276, respectively	46,229	44,018
Accrued interest, including related party balances of $51,066 and $48,692, respectively	352,479	344,413
Current portion of notes payable	248,726	248,251
Total Current Liabilities	759,779	712,839

LONG-TERM LIABILITIES:
Notes payable, net of current portion	426,714	434,904
Notes payable, related party, net of current portion	350,362	373,024
Due to stockholders	1,660,010	1,601,910
Total Long-Term Liabilities	2,437,086	2,409,838

Total Liabilities	3,196,865	3,122,677

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized 102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,157,812,573 shares issued and 1,157,290,573 and 1,157,290,573 shares outstanding, respectively	2,315,626	2,315,626
Additional paid-in capital	19,084,073	19,084,073
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(37,500)	(48,500)
Accumulated deficit	(19,406,810)	(19,355,485)
	1,945,392	1,985,717
Treasury stock at cost; 522,000 shares of common stock	(265,526)	(265,526)
Total Stockholders' Equity	1,679,866	1,720,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,876,731	$4,842,868

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended May 31,
	2015	2014

REVENUE:
Net sales	$511,558	$608,886
	511,558	608,886

COST OF GOODS SOLD	243,719	257,947

GROSS PROFIT	267,839	350,939

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	303,900	358,398

LOSS FROM OPERATIONS	(36,061)	(7,459)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	-	-
Other income (expense)	-	84,102
Interest expense	(22,228)	(22,606)
Interest income	6,964	5,920
TOTAL OTHER EXPENSE (INCOME)	(15,264)	67,416

NET (LOSS) INCOME	$(51,325)	$59,957

Unrealized gain (loss) on fair value of investment	11,000	(20,821)

COMPREHENSIVE (LOSS) INCOME	$(40,325)	$39,136

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,157,290,573	748,873,964

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income	Deficit	Stock	Equtiy

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	117,647,058	235,294	64,706	-	-	-	-	300,000

Issuance of shares of common stock in conversion of liability	-	-	3,921,569	7,843	2,157	-	-	-	-	10,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(48,500)	-	-	(48,500)

Net loss	-	-	-	-	-	-	-	(130,125)	-	(130,125)

Balance, February 28, 2015	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(48,500)	$(19,355,485)	$(265,526)	$1,720,191

Unrealized loss on fair value of investment (unaudited)							11,000			11,000

Net loss (unaudited)	-	-	-	-	-	-	-	(51,325)	-	(51,325)

Balance, May 31, 2015 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(37,500)	$(19,406,810)	$(265,526)	$1,679,866

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51,325)	$59,957
Adjustments to reconcile net (loss) income to net cash and cash equivalents used by operating activities:
Depreciation	40,555	48,040
Amortization of loan costs	-	3,082
Investment received for services	-	(82,500)
Unrealized loss on investment in common stock	-	(20,821)
Loss on disposal of equipment	-	547
(Increase) decrease in:
Accounts receivable	(10,852)	(51,321)
Inventories	(11,863)	30,222
Other assets	(1,064)	(1,968)
Increase (decrease) in:
Accounts payable and accrued expenses	46,465	(27,869)
Net cash provided (used) by operating activities	11,916	(42,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other receivables	(32,460)	5,836
Increase in due from related party	(1,500)	-
Acquisition of property and equipment	(22,078)	(14,911)
Net cash used by investing activities	(56,038)	(9,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	(7,123)	3,451
Proceeds from notes payable and long-term debt	12,000	82,600
Principal payments on notes payable	(42,377)	(92,289)
Increase in due to stockholders	58,100	58,100
Net cash provided by financing activities	20,600	51,862

Net (decrease) increase in cash and cash equivalents	(23,522)	156

Cash and cash equivalents, beginning of period	44,697	7,731

Cash and cash equivalents, end of period	$21,175	$7,887

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,162	$10,133

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of liability to equity	$-	$310,000

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of May 31, 2015 and for the

Three Months Ended May 31, 2015 and 2014

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

Management has revised its business strategy to include expansion into other lines of business through the acquisition of other companies in exchange for the Company's stock to facilitate manufacturing contracts under negotiation. In conjunction with the anticipated new contracts, management is currently negotiating new debt and equity financing, the proceeds from which would be used to settle outstanding debts at more favorable terms, to finance operations, and to complete additional business acquisitions. However, there can be no assurance that the Company will be able to raise capital, obtain debt financing, or improve operating results sufficiently to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

4. FINANCIAL INSTRUMENTS

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820 Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, investments, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

5. STOCK BASED COMPENSATION

At May 31, 2015, the Company has two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three months ended May 31, 2015 and 2014.

6. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended May 31, 2015 and 2014, (b) the financial position at May 31, 2015, and (c) cash flows for three month periods ended May 31, 2015 and 2014, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2015. The results of operations for the three month period ended May 31, 2015 are not necessarily indicative of those to be expected for the entire year.

7. ACCOUNTS RECEIVABLE, FACTORED

During the three months ended May 31, 2015, the Company factored receivables of approximately $104,500. In connection with the factoring agreement, the Company incurred fees of approximately $3,500 and $5,100 during the three months ended May 31, 2015 and 2014, respectively. Any and all of the Company's indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company's inventory and fixed assets.

8. NOTE RECEIVABLE, RELATED PARTY

During the year ended February 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (PAC) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (Chariot) effective June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock. The note is past maturity.

9. DUE FROM RELATED PARTY

	May 31, 2015	February 28, 2015
	(unaudited)	(audited)
Other receivable, PAC*	$235,442	$235,442
Due from related party, due on demand, 8% interest	8,200	6,700
Note receivable, PAC*	249,665	249,665
Total	$493,307	$491,807

*Above amounts are due on demand and non-interest bearing, with the exception of the note receivable, PAC, which is past maturity.

10. OTHER RECEIVABLES

	May 31, 2015	February 28, 2015
	(unaudited)	(audited)
Employee advances*	$820	$820
Employee Stock Incentive Plan Receivable, net of reserve*	6,138	5,229
Interest receivable*	70,501	63,924
Note receivable, PAC and other related party, due on demand, $271,882 @ 10% and $1,000 @ 6% interest	272,882	247,908
Total	$350,341	$317,881

*Above amounts are due on demand and non-interest bearing.

11. INVENTORIES

Inventories consist of the following:

	May 31, 2015	February 28, 2015
	(unaudited)	(audited)
Work-in process	$38,657	$17,888
Finished goods	261,647	270,553
Raw materials	-	-
Total inventories	$300,304	$288,441

12. RELATED PARTY TRANSACTIONS

The following transactions with our officer's, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the three months ended May 31, 2015 and 2014, two executives who are stockholders of the Company deferred $58,100 of compensation earned during this period. The balance due to stockholders at May 31, 2015 and 2014, totaled $1,660,010 and $1,427,610, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the three months ended May 31, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

In April 2014, the Company exchanged $10,000 of debt due to the related parties for 3,921,569 shares of common stock. The shares were valued at $0.00255 per share.

Certain notes to related parties have conversion features, whereby, at the holder's option, the notes may be converted, in whole or in part upon written notice, into the Company's common shares at a discount to the fair market value. The Company considered the value of the beneficial conversion features of the notes, and when deemed material, recorded the beneficial conversion value as deferred financing costs and amortized the amount over the period of the loan, charging interest expense. The convertible notes are to related parties, who have the majority of the voting rights. The related parties have waived their conversion rights since the inception of these notes until such time that the Company's market price of shares rise sufficiently or the Company amends the capital structure (through a reverse split or increase in the authorized shares) or combination of all factors, whereby a conversion of any single note, or portion thereof, will not exceed the authorized shares of the Company.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13. NOTES PAYABLE

The Company has defaulted on a total of $517,871 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $300,883 of interest due at May 31, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

14. SEGMENT INFORMATION

The Company had two reportable segments during 2015 and 2014; manufacturing and other. For the three months ended May 31, 2015 and 2014 the Company has included segment reporting.

For the three months ended May 31, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$511,558	-	$511,558
Interest expense	$15,496	6,732	22,228
Depreciation	$40,555	-	40,555
Net income (loss)	$18,668	(58,993)	(40,325)
Property and equipment, net of accumulated depreciation	$2,500,513	-	2,500,513
Segment assets	$3,215,788	1,660,943	4,876,731

For the three months ended May 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$608,886		$608,886
Interest expense	$15,650	6,956	22,606
Depreciation	$48,040	-	48,040
Net income (loss)	$80,395	(20,438)	59,957
Property and equipment, net of accumulated depreciation	$2,621,554	-	2,621,554
Segment assets	$3,325,367	1,590,690	4,916,057

(a)	The "other" segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to May 31, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during the year ended February 28, 2015 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three month periods ended May 31, 2015 and 2014. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2015 AND 2014

General

The Company's consolidated net sales decreased to $511,558 for the three months ended May 31, 2015, a decrease of $97,328 or 16%, from $608,886 for the three months ended May 31, 2014. Management believes the decrease is due to a change in the mix of work. Under carriage work has been minimal due to the upgraded technology in the manufacturer's design of construction and mining equipment.

Gross profit for the consolidated operations decreased to $267,839 for the three months ended May 31, 2015 from $350,939 for the three months ended May 31, 2014. Gross profit as a percentage of sales was 52% for the three months ended May 31, 2015 a decrease of 6% from 58% for the three months ended May 31, 2014.

Consolidated selling, general and administrative expenses decreased to $303,900 for the three months ended May 31, 2015 from $358,398 for the three months ended May 31, 2014, a decrease of $54,498 or 15%. The decrease was due to a net of management monitoring and minimizing costs and the national reduction in fuel costs.

Consolidated interest expense for the three months ended May 31, 2015 was $22,228 compared to $22,606 for the three months ended May 31, 2014. The decrease of $378 or 2% is primarily due to the decrease in notes payable.

Consolidated interest income for the three months ended May 31, 2015 was $6,964 compared to $5,920 for the three months ended May 31, 2014. The increase of $1,044 or 18% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $51,325 for the three months ended May 31, 2015 compared to a net income of $59,957 for the three months ended May 31, 2014. The increase in net loss is primarily due to the decrease in other income.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $511,558 for the three months ended May 31, 2015 compared to $608,886 for the three months ended May 31, 2014. The machining operations provided $202,287 or 40% of net sales with parts and service providing $309,271 or 60% of net sales for the three months ended May 31, 2015 as compared to machining operations contributing $221,242 or 36% of net sales with parts and service providing 387,644 or 64% of net sales for the three months ended May 31, 2014.

Gross profit from International Machine and Welding, Inc. was $267,839 for the three months ended May 31, 2015 compared to $350,939 during the three months ended May 31, 2014 providing gross profit margins of 52%, for the three months ended May 31, 2015 as compared to 58% for the same period ended May 31, 2014.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $234,212 for the three months ended May 31, 2015 compared to $257,372 for the three months ended May 31, 2014.

Interest expense was $15,496 for the three months ended May 31, 2015 compared to $15,650 for the three months ended May 31, 2014. The decrease in interest expense is primarily due to a decrease in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended May 31, 2015 and 2014, the Company provided net cash for operating activities of $11,916 and for the three months ended May 31, 2014 used net cash for operating activities of $42,631.

During the three months ended May 31, 2015 and 2014, the Company used funds for investing activities of $56,038 and $9,075, respectively. The increase in cash used for investing activities is primarily due to the increase in other receivables and acquisition of equipment.

During the three months ended May 31, 2015 and 2014, the Company provided cash from financing activities of $20,600 and $51,862, respectively. The decrease in net cash provided by financing activities is due to the decrease in proceeds from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal 2016. To the extent that the cash flows from financing activities are insufficient to finance the Company's anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimate on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

NEW ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see "Note 3: Recent Accounting Pronouncements" in Part I, Item 1 of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of May 31, 2015, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent "financial expert" as such term is defined under federal securities law. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC's reporting requirements and they both personally certify our financial reports.

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

Material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the chief executive officer and the chief financial officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent "financial expert" as such term is defined under federal securities law. We do not believe that these material weaknesses have resulted in deficient financial reporting because both the chief executive officer and the chief financial officer are aware of their responsibilities under the SEC's reporting requirements and they both personally certify our financial reports.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor's Report on Internal Control over Financial Reporting

This Quarterly Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Quarterly Report.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $517,871 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $300,883 of interest due at May 31, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: July 17, 2015	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President

Date: July 17, 2015	By:	/s/ Frank D. Puissegur
Frank D. Puissegur CFO and Chief Accounting Officer

