Form 10-Q
period 2015-08-31
AMERICAN COMMERCE SOLUTIONS Inc
filed 2015-10-15
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of October 14, 2015, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q—INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	FEBRUARY 28,
	2015	2015
ASSETS	(unaudited)

CURRENT ASSETS:
Cash	$11,407	$44,697
Accounts receivable	103,440	97,279
Accounts receivable, factored	20,697	14,617
Inventories	279,929	288,441
Note receivable, related party	1,009,792	1,009,792
Due from related party	493,307	491,807
Other receivables, including related party receivables of $272,882 and $247,908, respectively	372,473	317,881
Prepaid expenses	191	-
Total Current Assets	2,291,236	2,264,514

Property and equipment, net of accumulated depreciation of $3,057,839 and $2,976,631, respectively	2,461,333	2,518,990

OTHER ASSETS:
Other assets	3,927	4,364
Investment, available for sale	49,500	55,000
Total Other Assets	53,427	59,364

TOTAL ASSETS	$4,805,996	$4,842,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $1,286 and $645, respectively	$69,348	$76,157
Accrued expenses, including related party balances of $8,240 and $20,276, respectively	49,716	44,018
Accrued interest, including related party balances of $53,857 and $48,692, respectively	360,731	344,413
Current portion of notes payable	667,843	248,251
Total Current Liabilities	1,147,638	712,839

LONG-TERM LIABILITIES:
Notes payable, net of current portion	-	434,904
Notes payable, related party, net of current portion	332,692	373,024
Due to stockholders	1,717,610	1,601,910
Total Long-Term Liabilities	2,050,302	2,409,838

Total Liabilities	3,197,940	3,122,677

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized
102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized
3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,157,812,573
shares issued and 1,157,290,573 and 1,157,290,573 shares outstanding, respectively	2,315,626	2,315,626
Additional paid-in capital	19,084,073	19,084,073
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(54,000)	(48,500)
Accumulated deficit	(19,462,120)	(19,355,485)
	1,873,582	1,985,717
Treasury stock at cost; 522,000 shares of common stock	(265,526)	(265,526)
Total Stockholders' Equity	1,608,056	1,720,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,805,996	$4,842,868

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended August 31,		For the Six Months Ended August 31,
	2015	2014	2015	2014

REVENUE:
Net sales	$543,051	$474,336	$1,054,609	$1,083,222
	543,051	474,336	1,054,609	1,083,222

COST OF GOODS SOLD	260,449	237,167	504,168	495,114

GROSS PROFIT	282,602	237,169	550,441	588,108

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	324,048	320,308	627,948	678,706

LOSS FROM OPERATIONS	(41,446)	(83,139)	(77,507)	(90,598)

OTHER INCOME (EXPENSE)
Other income (expense)	-	-	-	84,102
Interest expense	(21,699)	(20,830)	(43,927)	(43,436)
Interest income	7,835	5,501	14,799	11,421
TOTAL OTHER EXPENSE (INCOME)	(13,864)	(15,329)	(29,128)	52,087

NET (LOSS) INCOME	$(55,310)	$(98,468)	$(106,635)	$(38,511)

Unrealized gain (loss) on fair value of investment	(16,500)	(30,207)	(5,500)	(51,028)

COMPREHENSIVE (LOSS) INCOME	$(71,810)	$(128,675)	$(112,135)	$(89,539)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,157,290,573	1,035,721,946	1,157,290,573	1,035,721,946

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
					Additional	Stock	Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Stock	Equtiy

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	117,647,058	235,294	64,706	-	-	-	-	300,000

Issuance of shares of common stock in conversion of liability	-	-	3,921,569	7,843	2,157	-	-	-	-	10,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(48,500)	-	-	(48,500)

Net loss	-	-	-	-	-	-	-	(130,125)	-	(130,125)

Balance, February 28, 2015	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(48,500)	$(19,355,485)	$(265,526)	$1,720,191

Unrealized loss on fair value of investment (unaudited)							(5,500)	-		(5,500)

Net loss (unaudited)	-	-	-	-	-	-	-	(106,635)	-	(106,635)

Balance, August 31, 2015 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(54,000)	$(19,462,120)	$(265,526)	$1,608,056

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(106,635)	$(38,511)
Adjustments to reconcile net (loss) income to net cash and cash equivalents used by operating activities:
Depreciation	81,207	96,164
Amortization of loan costs	-	3,082
Investment received for services	-	(82,500)
Unrealized loss on investment in common stock	-	(20,503)
Loss on disposal of equipment	-	547
(Increase) decrease in:
Accounts receivable	(6,161)	34,481
Inventories	8,512	38,193
Other assets	246	454
Increase (decrease) in:
Accounts payable and accrued expenses	15,207	(47,289)
Net cash provided (used) by operating activities	(7,624)	(15,882)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other receivables	(54,592)	(11,534)
Increase in due from related party	(1,500)	-
Acquisition of property and equipment	(23,550)	(14,911)
Net cash used by investing activities	(79,642)	(26,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	(6,080)	9,299
Proceeds from notes payable and long-term debt	90,350	101,600
Principal payments on notes payable	(145,994)	(136,073)
Increase in due to stockholders	115,700	116,200
Net cash provided by financing activities	53,976	91,026

Net (decrease) increase in cash and cash equivalents	(33,290)	48,699

Cash and cash equivalents, beginning of period	44,697	7,731

Cash and cash equivalents, end of period	$11,407	$56,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$27,609	$22,431

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of liability to equity	$-	$310,000

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of August 31, 2015 and for the

Three and Six Months Ended August 31, 2015 and 2014

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC are not believed by management to have a material impact on the Company's present or future financial statements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, investments, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

5. STOCK BASED COMPENSATION

At August 31, 2015, the Company had two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and six months ended August 31, 2015 and 2014.

6. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended August 31, 2015 and 2014, (b) the financial position at August 31, 2015, and (c) cash flows for six month periods ended August 31, 2015 and 2014, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes of the Company for the fiscal year ended February 28, 2015. The results of operations for the three and six month periods ended August 31, 2015 are not necessarily indicative of those to be expected for the entire year.

7. ACCOUNTS RECEIVABLE, FACTORED

During the six months ended August 31, 2015, the Company factored receivables of approximately $187,600. In connection with the factoring agreement, the Company incurred fees of approximately $3,100 and $3,700 during the three months ended August 31, 2015 and 2014, respectively. During the six months ended August 31, 2015 and 2014, the Company incurred fees of approximately $6,600 and $8,800, respectively. Any and all of the Company’s indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company’s inventory and fixed assets.

8. NOTE RECEIVABLE, RELATED PARTY

During the year ended February 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (PAC) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (Chariot) effective June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock. The note is past maturity.

9. DUE FROM RELATED PARTY

	August 31, 2015	February 28, 2015
	(unaudited)	(audited)
Other receivable, PAC*	$235,442	$235,442
Due from related party, due on demand, 8% interest	8,200	6,700
Note receivable, PAC*	249,665	249,665
Total	$493,307	$491,807

*Above amounts are due on demand and non-interest bearing, with the exception of the note receivable, PAC, which is past maturity.

10. OTHER RECEIVABLES

	August 31, 2015	February 28, 2015
	(unaudited)	(audited)
Employee advances*	$820	$820
Employee Stock Incentive Plan Receivable, net of reserve*	5,614	5,229
Interest receivable*	77,667	63,924
Note receivable, PAC and other related party, due on demand, $287,372 @ 10% and $1,000 @ 6% interest	288,372	247,908
Total	$372,473	$317,881

*Above amounts are due on demand and non-interest bearing.

11. INVENTORIES

Inventories consist of the following:

	August 31, 2015	February 28, 2015
	(unaudited)	(audited)
Work-in process	$47,276	$17,888
Finished goods	232,653	270,553
Raw materials	-	-
Total inventories	$279,929	$288,441

12. RELATED PARTY TRANSACTIONS

The following transactions with our officer's, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the six month ended August 31, 2015, two executives who are stockholders of the Company deferred approximately $115,700 of compensation earned during this period. The balance due to stockholders at August 31, 2015 and 2014, totaled $1,717,610 and $1,485,710, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the six months ended August 31, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

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

13. NOTES PAYABLE

The Company has defaulted on a total of $523,340 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $306,352 of interest due at August 31, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

14. SEGMENT INFORMATION

The Company had two reportable segments during 2015 and 2014; manufacturing and other. For the three months ended August 31, 2015 and 2014 the Company has included segment reporting.

For the three months ended August 31, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$543,051		$543,051
Interest expense	$15,009	6,690	21,699
Depreciation	$40,653		40,653
Net income (loss)	$17,900	(73,210)	(55,310)
Property and equipment, net of accumulated depreciation	$2,461,333		2,461,333
Segment assets	$3,139,602	1,666,394	4,805,996

For the three months ended August 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$474,336		$474,336
Interest expense	$13,925	6,905	20,830
Depreciation	$48,124		48,124
Net income (loss)	$(13,004)	(85,464)	(98,468)
Property and equipment, net of accumulated depreciation	$2,573,430		2,573,430
Segment assets	$3,223,675	1,577,603	4,801,278

For the six months ended August 31, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,054,609		$1,054,609
Interest expense	$30,505	13,422	43,927
Depreciation	$81,208		81,208
Net income (loss)	$36,568	(143,203)	(106,635)

For the six months ended August 31, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,083,222		$1,083,222
Interest expense	$29,575	13,861	43,436
Depreciation	$96,164		96,164
Net income (loss)	$67,391	(105,902)	(38,511)

(a)	The “other” segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 44% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to August 31, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the year ended February 28, 2016 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management’s Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and six month periods ended August 31, 2015 and 2014. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

General

The Company’s consolidated net sales increased to $543,051 for the three months ended August 31, 2015, an increase of $68,715 or 14%, from $474,336 for the three months ended August 31, 2014. Management believes the increase is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations increased to $282,602 for the three months ended August 31, 2015 from $237,169 for the three months ended August 31, 2014. Gross profit as a percentage of sales increased to 52% for the three months ended August 31, 2015 from 50% for the three months ended August 31, 2014.

Consolidated selling, general and administrative expenses increased to $324,048 for the three months ended August 31, 2015 from $320,308 for the three months ended August 31, 2014, an increase of $3,740 or 1%.

Consolidated interest expense for the three months ended August 31, 2015 was $21,699 compared to $20,830 for the three months ended August 31, 2014. The increase of $869 or 4% is primarily due to the increase in notes payable.

Consolidated interest income for the three months ended August 31, 2015 was $7,835 compared to $5,501 for the three months ended August 31, 2014. The increase of $2,334 or 42% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $55,310 for the three months ended August 31, 2015 compared to a net loss of $98,468 for the three months ended August 31, 2014. The decrease in net loss is primarily due to the increase in sales.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $543,051 for the three months ended August 31, 2015 compared to $474,336 for the three months ended August 31, 2014. The machining operations provided $200,263 or 37% of net sales with parts and service providing $342,788 or 63% of net sales for the three months ended August 31, 2015 as compared to machining operations contributing $133,171 or 28% of net sales with parts and service providing $341,165 or 72% of net sales for the three months ended August 31, 2014.

Gross profit from International Machine and Welding, Inc. was $282,602 for the three months ended August 31, 2015 compared to $237,169 during the three months ended August 31, 2014 providing gross profit margins of 52%, for the three months ended August 31, 2015 as compared to 50% for the same period ended August 31, 2014.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $250,475 for the three months ended August 31, 2015 compared to $236,341 for the three months ended August 31, 2014.

Interest expense was $15,009 for the three months ended August 31, 2015 compared to $13,925 for the three months ended August 31, 2014. The increase in interest expense is primarily due to an increase in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

General

The Company’s consolidated net sales decreased to $1,054,609 for the six months ended August 31, 2015, a decrease of $28,613 or 3%, from $1,083,222 for the six months ended August 31, 2014. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $550,441 for the three months ended August 31, 2015 from $588,108 for the six months ended August 31, 2014. Gross profit as a percentage of sales decreased to 52% for the six months ended August 31, 2015 from 54% for the six months ended August 31, 2014.

Consolidated selling, general and administrative expenses decreased to $627,948 for the six months ended August 31, 2015 from $678,706 for the six months ended August 31, 2014, a decrease of $50,758 or 7%. The decrease was due to a decrease in outside services, tools, legal expenses and loan costs.

Consolidated interest expense for the six months ended August 31, 2015 was $43,927 compared to $43,436 for the six months ended August 31, 2014. The increase of $491 is primarily due to the increase in notes payable.

Consolidated interest income for the six months ended August 31, 2015 was $14,799 compared to $11,421 for the six months ended August 31, 2014. The increase of $3,378 or 30% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $106,635 for the six months ended August 31, 2015 compared to a net loss of $38,511 for the six months ended August 31, 2014. The increase in net loss is primarily due to the decrease in sales and other income, net of the decrease in selling, general and administrative expenses.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,054,609 for the six months ended August 31, 2015 compared to $1,083,222 for the six months ended August 31, 2014. The machining operations provided $402,550 or 38% of net sales with parts and service providing $652,059 or 62% of net sales for the six months ended August 31, 2015 as compared to machining operations contributing $354,412 or 33% of net sales with parts and service providing $728,810 or 67% of net sales for the six months ended August 31, 2014.

Gross profit from International Machine and Welding, Inc. was $550,441 for the six months ended August 31, 2015 compared to $588,108 during the six months ended August 31, 2014 providing gross profit margins of 52%, for the six months ended August 31, 2015 as compared to 54% for the same period ended August 31, 2014.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $484,687 for the six months ended August 31, 2015 compared to $433,713 for the six months ended August 31, 2014.

Interest expense was $30,506 for the six months ended August 31, 2015 compared to $29,575 for the six months ended August 31, 2014. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 2015 and 2014, the Company used net cash for operating activities of $7,624 and $15,882, respectively.

During the six months ended August 31, 2015 and 2014, the Company used funds for investing activities of $79,642 and $26,445, respectively. The decrease in cash used for investing activities is primarily due to the Company not purchasing as much property and equipment.

During the six months ended August 31, 2015 and 2014, the Company provided cash from financing activities of $84,976 and $91,026, respectively. The increase in net cash provided by financing activities is due to the increase in proceeds from the issuance of notes payable.

Cash flows from financing activities provided for working capital needs and principal payments on long-term debt through fiscal year 2015. To the extent that the cash flows from financing activities are insufficient to finance the Company’s anticipated growth, or its other liquidity and capital requirements during the next twelve months, the Company will seek additional financing from alternative sources including bank loans or other bank financing arrangements, other debt financing, the sale of equity securities (including those issuable pursuant to the exercise of outstanding warrants and options), or other financing arrangements. However, there can be no assurance that any such financing will be available and, if available, that it will be available on terms favorable or acceptable to the Company.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of August 31, 2015, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $523,340 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $306,352 of interest due at August 31, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: October 15, 2015	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: October 15, 2015	By:	/s/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer

