Form 10-Q
period 2015-11-30
AMERICAN COMMERCE SOLUTIONS Inc
filed 2016-01-14
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of January 12, 2016, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: none

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-Q - INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

	NOVEMBER 30,	FEBRUARY 28,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$19,889	$44,697
Accounts receivable	131,669	97,279
Accounts receivable, factored	-	14,617
Inventories	218,985	288,441
Note receivable, related party	1,009,792	1,009,792
Due from related party	493,307	491,807
Other receivables, including related party receivables of $301,896 and $247,908, respectively	394,140	317,881
Prepaid expenses	191	-
Total Current Assets	2,267,973	2,264,514

Property and equipment, net of accumulated depreciation of $3,098,591 and $2,976,631, respectively	2,421,371	2,518,990

OTHER ASSETS:
Investment, available for sale, net	83,109	59,364
Total Other Assets	83,109	59,364

TOTAL ASSETS	$4,772,453	$4,842,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $14,005 and $645, respectively	$70,217	$76,157
Accrued expenses, including related party balances of $6,408 and $20,276, respectively	29,074	44,018
Accrued interest, including related party balances of $56,231 and $48,692, respectively	368,432	344,413
Current portion of notes payable	660,129	248,251
Total Current Liabilities	1,127,852	712,839

LONG-TERM LIABILITIES:
Notes payable, net of current portion	-	434,904
Notes payable, related party, net of current portion	299,581	373,024
Due to stockholders	1,775,710	1,601,910
	2,075,291	2,409,838

Total Liabilities	3,203,143	3,122,677

STOCKHOLDERS' EQUITY
Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized 102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,157,812,573 shares issued and 1,157,290,573 and 1,157,290,573 shares outstanding, respectively	2,315,626	2,315,626
Additional paid-in capital	19,084,073	19,084,073
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive loss	(26,500)	(48,500)
Accumulated deficit	(19,528,366)	(19,355,485)
	1,834,836	1,985,717
Treasury stock at cost; 522,000 shares of common stock	(265,526)	(265,526)
Total Stockholders' Equity	1,569,310	1,720,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,772,453	$4,842,868

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months Ended November 30,		For the Nine Months Ended November 30,
	2015	2014	2015	2014

REVENUE:
Net sales	$499,839	$599,957	$1,554,448	$1,683,179
	499,839	599,957	1,554,448	1,683,179

COST OF GOODS SOLD	242,403	316,180	746,571	811,294

GROSS PROFIT	257,436	283,777	807,877	871,885

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	317,262	319,379	945,210	998,084

LOSS FROM OPERATIONS	(59,826)	(35,602)	(137,333)	(126,199)

OTHER INCOME (EXPENSE)
Other income (expense)	4,941	13,500	4,941	97,602
Interest expense	(19,118)	(24,413)	(63,045)	(67,849)
Interest income	7,757	6,250	22,556	17,671
TOTAL OTHER EXPENSE (INCOME)	(6,420)	(4,663)	(35,548)	47,424

NET (LOSS) INCOME	$(66,246)	$(40,265)	$(172,881)	$(78,775)

Unrealized gain (loss) on fair value of investment	27,500	9,408	22,000	(41,620)

COMPREHENSIVE (LOSS) INCOME	$(38,746)	$(30,857)	$(150,881)	$(120,395)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,157,290,573	1,035,721,946	1,157,290,573	1,035,721,946

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Accumulated
					Additional	Stock	Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income/(Loss)	Deficit	Stock	Equtiy

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Issuance of shares of common stock in conversion of debt	-	-	117,647,058	235,294	64,706	-	-	-	-	300,000

Issuance of shares of common stock in conversion of liability	-	-	3,921,569	7,843	2,157	-	-	-	-	10,000

Unrealized loss on fair value of investment	-	-	-	-	-	-	(48,500)	-	-	(48,500)

Net loss	-	-	-	-	-	-	-	(130,125)	-	(130,125)

Balance, February 28, 2015 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(48,500)	$(19,355,485)	$(265,526)	$1,720,191

Unrealized loss on fair value of investment (unaudited)							22,000	-		22,000

Net loss (unaudited)	-	-	-	-	-	-	-	(172,881)	-	(172,881)

Balance, November 30, 2015 (unaudited)	3,944	$3	1,157,812,573	$2,315,626	$19,084,073	$(10,000)	$(26,500)	$(19,528,366)	$(265,526)	$1,569,310

See notes to the unaudited financial statements

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended November 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,881)	$(78,775)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	121,959	145,663
Amortization of loan costs	-	3,082
Investment received for services	-	(82,500)
Unrealized loss on investment in common stock	-	(20,693)
Loss on disposal of equipment	-	547
(Increase) decrease in:
Accounts receivable	(34,390)	(126,365)
Inventories	69,456	5,689
Other assets	(1,936)	(307)
Increase (decrease) in:
Accounts payable and accrued expenses	3,135	(50,876)
Net cash used by operating activities	(14,657)	(204,535)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in other receivables	(76,259)	(30,278)
Increase in due from related party	(1,500)	-
Acquisition of property and equipment	(24,340)	(21,940)
Net cash used by investing activities	(102,099)	(52,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	14,617	(6,214)
Proceeds from notes payable and long-term debt	110,350	283,148
Principal payments on notes payable	(206,819)	(174,077)
Increase in due to stockholders	173,800	174,300
Net cash provided by financing activities	91,948	277,157

Net (decrease) increase in cash and cash equivalents	(24,808)	20,404

Cash and cash equivalents, beginning of period	44,697	7,731

Cash and cash equivalents, end of period	$19,889	$28,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$39,026	$37,406

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of liability to equity	$-	$310,000

See notes to the unaudited financial statements

American Commerce Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

As of November 30, 2015 and for the

Three and Nine Months Ended November 30, 2015 and 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, investments, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

5. STOCK BASED COMPENSATION

At November 30, 2015, the Company had two stock-based employee compensation plans, both which have been approved by the shareholders.

The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes model. There were no options granted or exercised during the three and nine months ended November 30, 2015 and 2014.

6. BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine month periods ended November 30, 2015 and 2014, (b) the financial position at November 30, 2015, and (c) cash flows for nine month periods ended November 30, 2015 and 2014, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The results of operations for the three and nine month periods ended November 30, 2015 are not necessarily indicative of those to be expected for the entire year.

7. ACCOUNTS RECEIVABLE, FACTORED

During the nine months ended November 30, 2015, the Company factored receivables of approximately $214,200. In connection with the factoring agreement, the Company incurred fees of approximately $6,800 and $2,500 during the three months ended November 30, 2015 and 2014, respectively. During the nine months ended November 30, 2015 and 2014, the Company incurred fees of approximately $13,400 and $11,300, respectively. Any and all of the Company's indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company's inventory and fixed assets.

8. NOTE RECEIVABLE, RELATED PARTY

During the year ended February 2010, the Company entered into an agreement with Public Acquisition Company, Inc. (PAC) to sell the fiberglass subsidiary, Chariot Manufacturing, Inc. (Chariot) effective June 1, 2009, in exchange for a one year, non-interest bearing, term note of $1,009,792, which may be settled in cash or stock. The note is past maturity.

9. DUE FROM RELATED PARTY

	November 30, 2015	February 28, 2015
	(unaudited)	(unaudited)
Other receivable, PAC*	$235,442	$235,442
Due from related party, due on demand, 8% interest	8,200	6,700
Note receivable, PAC*	249,665	249,665
Total	$493,307	$491,807

______________

*Above amounts are due on demand and non-interest bearing, with the exception of the note receivable, PAC, which is past maturity.

10. OTHER RECEIVABLES

	November 30, 2015	February 28, 2015
	(unaudited)	(unaudited)
Employee advances*	$820	$820
Employee Stock Incentive Plan Receivable, net of reserve*	6,287	5,229
Interest receivable*	85,137	63,924
Note receivable, PAC and other related party, due on demand, $300,896 @ 10% and $1,000 @ 6% interest	301,896	247,908
Total	$394,140	$317,881

______________

*Above amounts are due on demand and non-interest bearing.

11. INVENTORIES

Inventories consist of the following:

	November 30, 2015	February 28, 2015
	(unaudited)	(unaudited)
Work-in process	$9,077	$17,888
Finished goods	209,908	270,553
Raw materials	-	-
Total inventories	$218,985	$288,441

12. RELATED PARTY TRANSACTIONS

The following transactions with our officer's, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the nine months ended November 30, 2015, two executives who are stockholders of the Company deferred approximately $115,700 of compensation earned during this period. The balance due to stockholders at November 30, 2015 and 2014, totaled $1,775,710 and $1,610,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the nine months ended November 30, 2014, the Company issued 58,823,529 shares of common stock to each of the executives valued at $0.00255, in exchange for the reduction $300,000 of deferred compensation.

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

13. NOTES PAYABLE

The Company has defaulted on a total of $528,750 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $311,762 of interest due at November 30, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

14. SEGMENT INFORMATION

The Company had two reportable segments during 2015 and 2014; manufacturing and other. For the three months ended November 30, 2015 and 2014 the Company has included segment reporting.

For the three months ended November 30, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$499,839		$499,839
Interest expense	$13,040	6,078	19,118
Depreciation	$40,751		40,751
Net income (loss)	$477	(66,723)	(66,246)
Property and equipment, net of accumulated depreciation	$2,421,371		2,421,371
Segment assets	$3,057,154	1,715,299	4,772,453

For the three months ended November 30, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$599,957		$599,957
Interest expense	$17,636	6,777	24,413
Depreciation	$49,499		49,499
Net income (loss)	$26,377	(66,642)	(40,265)
Property and equipment, net of accumulated depreciation	$2,530,960		2,530,960
Segment assets	$3,362,625	1,605,854	4,968,479

For the nine months ended November 30, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,554,448		$1,554,448
Interest expense	$43,545	19,500	63,045
Depreciation	$121,959		121,959
Net income (loss)	$37,045	(209,926)	(172,881)

For the nine months ended November 30, 2014, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$1,683,179		$1,683,179
Interest expense	$47,211	20,638	67,849
Depreciation	$145,663		145,663
Net income (loss)	$93,768	(172,543)	(78,775)

(a)	The "other" segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

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

15. SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to November 30, 2015 through the date of filing with the Securities and Exchange Commission (date available for issuance) that would require reporting.

The Company is in receipt of a letter from the Securities and Exchange Commission noting that the prior year's auditor is no longer allowed to practice before the Commission and prior reports filed can no longer be included in current filings.

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

The Company cautions readers that in addition to important factors described elsewhere, the following important facts, among others, sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during the year ended February 28, 2016 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

This Management's Discussion and Analysis or Plan of Operation presents a review of the consolidated operating results and financial condition of the Company for the three and nine month periods ended November 30, 2015 and 2014. This discussion and analysis is intended to assist in understanding the financial condition and results of operation of the Company and its subsidiary. This section should be read in conjunction with the consolidated financial statements and the related notes.

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

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

General

The Company's consolidated net sales decreased to $499,839 for the three months ended November 30, 2015, a decrease of $100,118 or 17%, from $599,957 for the three months ended November 30, 2014. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $257,436 for the three months ended November 30, 2015 from $283,777 for the three months ended November 30, 2014. Gross profit as a percentage of sales increased to 52% for the three months ended November 30, 2015 from 47% for the three months ended November 30, 2014.

Consolidated selling, general and administrative expenses decreased to $317,262 for the three months ended November 30, 2015 from $319,379 for the three months ended November 30, 2014, a decrease of $2,117 or 0.7%.

Consolidated interest expense for the three months ended November 30, 2015 was $19,118 compared to $24,413 for the three months ended November 30, 2014. The decrease of $5,295 or 22% is primarily due to the reduction in the balances of notes payable balances.

Consolidated interest income for the three months ended November 30, 2015 was $7,757 compared to $6,250 for the three months ended November 30, 2014. The increase of $1,507 or 24% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $66,246 for the three months ended November 30, 2015 compared to a net loss of $40,265 for the three months ended November 30, 2014. The increase in net loss is primarily due to the decrease in sales.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $499,839 for the three months ended November 30, 2015 compared to $599,957 for the three months ended November 30, 2014. The machining operations provided $187,314 or 37% of net sales with parts and service providing $312,525 or 63% of net sales for the three months ended November 30, 2015 as compared to machining operations contributing $184,907 or 31% of net sales with parts and service providing $415,050 or 69% of net sales for the three months ended November 30, 2014.

Gross profit from International Machine and Welding, Inc. was $257,436 for the three months ended November 30, 2015 compared to $283,777 during the three months ended November 30, 2014 providing gross profit margins of 52%, for the three months ended November 30, 2015 as compared to 53% for the same period ended November 30, 2014.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $249,289 for the three months ended November 30, 2015 compared to $240,345 for the three months ended November 30, 2014.

Interest expense was $13,040 for the three months ended November 30, 2015 compared to $17,636 for the three months ended November 30, 2014. The decrease in interest expense is primarily due to an decrease in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

General

The Company's consolidated net sales decreased to $1,554,448 for the nine months ended November 30, 2015, a decrease of $128,731 or 8%, from $1,683,179 for the nine months ended November 30, 2014. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $807,877 for the nine months ended November 30, 2015 from $871,885 for the nine months ended November 30, 2014. Gross profit as a percentage of sales remained constant at 52% for the nine months ended November 30, 2015 from 52% for the nine months ended November 30, 2014.

Consolidated selling, general and administrative expenses decreased to $945,210 for the nine months ended November 30, 2015 from $998,084 for the nine months ended November 30, 2014, a decrease of $52,874 or 5%. The decrease was primarily due to a decrease in utilities, benefits and fuel.

Consolidated interest expense for the nine months ended November 30, 2015 was $63,045 compared to $67,849 for the nine months ended November 30, 2014. The decrease of $4,804 is primarily due to the decrease in notes payable.

Consolidated interest income for the nine months ended November 30, 2015 was $22,556 compared to $17,671 for the nine months ended November 30, 2014. The increase of $4,885 or 28% is primarily due to the increase in other receivables.

The Company incurred net consolidated loss of $172,881 for the nine months ended November 30, 2015 compared to a net loss of $78,775 for the nine months ended November 30, 2014. The increase in net loss is primarily due to the decrease in sales and other income, net of the decrease in selling, general and administrative expenses.

Manufacturing Segment

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $1,554,448 for the nine months ended November 30, 2015 compared to $1,683,179 for the nine months ended November 30, 2014. The machining operations provided $589,864 or 38% of net sales with parts and service providing $964,584 or 62% of net sales for the nine months ended November 30, 2015 as compared to machining operations contributing $539,319 or 32% of net sales with parts and service providing $1,143,860 or 68% of net sales for the nine months ended November 30, 2014.

Gross profit from International Machine and Welding, Inc. was $807,877 for the nine months ended November 30, 2015 compared to $871,885 during the nine months ended November 30, 2014 providing gross profit margins of 52%, for the nine months ended November 30, 2015 and 52% for the same period ended November 30, 2014.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $733,976 for the nine months ended November 30, 2015 compared to $734,058 for the nine months ended November 30, 2014.

Interest expense was $43,545 for the nine months ended November 30, 2015 compared to $47,211 for the nine months ended November 30, 2014. The decrease in interest expense is primarily due to a reduction in notes payable.

The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore, they are not reported as segments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended November 30, 2015 and 2014, the Company used net cash for operating activities of $14,657 and $204,535, respectively.

During the nine months ended November 30, 2015 and 2014, the Company used funds for investing activities of $102,099 and $52,218, respectively. The increase in cash used for investing activities is primarily due to the increase in other receivables.

During the nine months ended November 30, 2015 and 2014, the Company provided cash from financing activities of $91,948 and $277,157, respectively. The decrease in net cash provided by financing activities is due to the increase in proceeds from the issuance of notes payable.

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

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of November 30, 2015, our internal disclosure controls and procedures were not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2015, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has defaulted on a total of $528,750 of notes payable. The amount of principal payments in arrears was $216,988 with an additional amount of $311,762 of interest due at November 30, 2015. These defaults are the result of a failure to pay in accordance with the terms agreed.

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

AMERICAN COMMERCE SOLUTIONS, INC.

Date: January 14, 2016	By:	/s/ DANIEL L. HEFNER
Daniel L. Hefner, President

Date: January 14, 2016	By:	/s/ FRANK D. PUISSEGUR
Frank D. Puissegur, CFO and Chief Accounting Officer

