Form 10-K
period 2016-02-29
AMERICAN COMMERCE SOLUTIONS Inc
filed 2016-06-15
CIK 949982

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended February 29, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $757,899 as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price on the OTC:BB reported for such date. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2016, the Registrant had 1,157,812,573 outstanding shares of its common stock, $0.002 par value.

Documents incorporated by reference: None

AMERICAN COMMERCE SOLUTIONS, INC.

FORM 10-K - INDEX

2
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC.

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about American Commerce Solution, Inc.'s industry, management beliefs, and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

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

American Commerce Solutions, Inc. (the "Company" or "American Commerce") is a multi-industry holding company for its operating subsidiary. As of June 14, 2016, the Company had one wholly owned subsidiary operating in the auto rental segment. The operating subsidiary is Best Way Auto & Truck Rental, Inc. On May 26, 2016, the Company ceased operation of its wholly-owned subsidiary, International Machine and Welding, Inc.

The Company intends to expand its holdings by acquiring additional subsidiaries to facilitate its business plan. The current business plan has been in development since June 2000.

Operating Subsidiaries.

Best Way Auto & Truck Rental, Inc.

On March 31, 2016, the Company executed a letter agreement pursuant to which it acquired Best Way Auto & Truck Rental, Inc. as a wholly owned subsidiary from Three Sisters Trust. Best Way Auto & Truck Rental, Inc. - https://bestwayrentalsusa.com. Prior to this transaction, we have had no relationship with Three Sisters Trust, its beneficiaries or trustees. Best Way operates as an automobile and truck sales and rental company. Best Way is opening and operating rental locations across the United States with an emphasis on college and university locations with a rewards program geared to sales and financing of automobiles to first time car buyers. To date, Best Way has opened ten locations and further intends to open franchise operations beginning in Florida.

We have agreed to issue 342,709,427 shares of our common stock (a combination of treasury shares and unissued shares), plus an additional number of shares to be determined to provide Three Sisters Trust with not less than 51% of the issued and outstanding shares of our common stock; provided that the shares to be issued will result in the issue of our entire authorized shares.

In connection with the acquisition of Best Way, we will divest our interest in International Machine, heretofore our sole wholly owned subsidiary, in a transaction with our directors, Daniel Hefner and Robert Maxwell, the terms of which are to be determined.

Also, in connection with the acquisition of Best Way, our indebtedness to International Machine and to our related parties will be eliminated.

All parties to the transaction deem the transaction to be complete on March 31, 2016. Pursuant to the letter agreement, the parties agreed to move with all deliberate speed to prepare, execute and exchange a definitive stock exchange agreement, board actions, irrevocable instructions to Jersey Stock Transfer to issue our shares to Three Sisters Trust, the delivery of the Best Way securities to us accompanied by a medallion guaranteed stock power and to achieve the goals and objectives outlined in the letter agreement.

International Machine and Welding, Inc.

On May 27, 2016, the Company ceased operation of its wholly-owned subsidiary International Machine and Welding, Inc. and sold substantially all of the subsidiary's assets, including real estate and certain machines. Other assets will be sold at auction. The projected gross sale is expected to be approximately $1,600,000. This sale and the anticipated final documentation of the Best Way acquisition will transfer ownership of the subsidiary to Robert Maxwell and Daniel Hefner, current officers and directors of the Company or their assigns in exchange for a return of stock and/or reduction o monies owed to Messrs. Maxwell and Hefner.

3
Back to TOC

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

International Machine and Welding, Inc. also sells OEM and after-market repair parts for heavy equipment. The operation has an extensive cross-reference listing and network of sources. One of the major competitive advantages of the operation is its ability to determine exactly what the customer needs and fulfill the requirement. In many cases, the customer may not have service manuals or to be able to identify part numbers. If a customer has more than one type of machine, which is quite common, they may have to contact a number of different suppliers to get parts for multiple machines. Our operation identifies the required parts and arranges the necessary repairs. As a result, the customer only has to make one phone call for all of their needs. This also makes International Machine and Welding, Inc. an attractive alternative for sales to customers outside the United States. Orders can be accumulated throughout the month and be sent on consolidated shipments. This has created a niche market for the direct parts sales division. The operation currently has a couple of customer relationships in the Caribbean. Management believes that this market has not been fully targeted by its competitors and offers potential as a source of increased business.

BUSINESS STRATEGY

The Company has adopted a business strategy that focuses on expansion through acquisition. The key elements of acquisition targets must include solid management, profitability, geographical location, compatibility and/or undervalued companies that can be enhanced by shared services and opportunities.

MARKETING AND SALES

Auto Rental Segment

Best Way Auto & Truck Rental operates its rental business in ten recently opened locations primarily to college students. Management is of the opinion that rentals will come from colleges within a 100-mile radius of its facilitiess. Direct salesmen will established relationships with specific customers and the Company will expand the business relationship through quality and value. The expansion of the market also is expected to increase the serviceable territory to include the entire United States.

We believe that this niche market is largely untapped by the larger rental agencies.

4
Back to TOC

COMPETITION

Auto Rental Segment

The principal competitors of the automobile rental industry consists of national and regional companies. Management believes that the willingness to rent automobiles to college students gives it a competitive advantage.

CUSTOMER DEPENDENCE

Auto Rental Segment

Best Way Auto & Truck Rental will have a broad and diverse base of customers as business expands. However, the focus is on college students. Due to this concentration, the results of operations of a location could be affected by changes in the economic, regulatory, or other related conditions impacting on targeted consumer.

EMPLOYEES

As of June 14, 2016, the Company and its operating subsidiary had 33 full-time employees, five part-time employees and the parent operation has two full time executives.

FUTURE ACQUISITIONS

The Company remains dedicated to its basic business plan, which calls for growth through acquisition of strategic business opportunities. Discussions and negotiations continue with multiple companies.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the Exhibits hereto) may contain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, but not limited to, statements regarding, among other things, the financial condition and prospects of the Company and its subsidiary, results of operations, projections, plans for future business development activities and the opportunities available within its market areas, capital spending plans, financing sources, projections of financial results or economic performance, capital structure, the effects of competition, statements of plans, expectations, or objectives of the Company, and the business of the Company and its subsidiary. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," and "could" and other characterizations of future events or circumstances. In addition, the Company may from time to time make such written or oral "forward-looking statements" in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

5
Back to TOC

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

ITEM 1A. RISK FACTORS

Accumulated Deficit and Operating Losses and Anticipated Earnings; Explanatory Language in Auditor's Report. The Company had an accumulated deficit at February 29, 2016 of $19,654,784. The Company had a net loss of $244,513 for the year ended February 29, 2016. Additionally, the Company is in default on several notes payable. The auditor's opinion on the financial statements expresses substantial doubt about the Company's ability to continue as a going concern. The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. While there can be no assurance of this outcome, management believes its plan of operation will allow the Company to achieve this goal.

We recently ceased operations of International Machine and we have minimal working capital with which to execute our business plan. On May 27, 2016, we ceased operations of our wholly-owned subsidiary, International Machine. As a result we have minimal working capital. We anticipate needing additional working capital as our business expands. We cannot assure you that we will be able to obtain the necessary funds to proceed with our business plan or that will provide sufficient working capital to enable us to continue to operate profitably or accomplish the proposed expansion of our business.

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

Our subsidiary faces intense competition in these uncertain financial times and its financial results can be negatively affected. All aspects of the automobile business are highly competitive. The firms that Best Way competes with include large well-known firms who have substantially greater financial and personnel resources. Our subsidiary competes for business on the basis of our experience in the industry, its ability to execute business transactions and the strength of our relationships with its clients. Intense competition could negatively affect its operations.

No Assurance of Acquisitions. Although the Company has had preliminary discussions with potential acquisition candidates, the Company has not completed any acquisitions in the fiscal year ended February 29, 2016. The Company does have current understandings or arrangements (oral or written) relating to specific acquisitions, but cannot give specific timing to close the potential acquisitions. Until binding agreements are in place there can be no assurance that any proposed acquisition will be consummated or that adequate, acceptable and affordable financing will be available.

Furthermore, to the extent that acquisitions are consummated, the Company's success or failure will depend upon management's ability to integrate the acquired business into the company and implementation of adequate management skills and systems necessary to accomplish the Company's strategy. Additionally, the Company is unable to predict whether or when, once integrated, any acquisition may achieve comparable levels of revenues, profitability, or productivity as existing Company operations, or otherwise perform as expected (including achievement of expected synergies or financial benefits). The Company may face competition for desirable acquisitions from entities that may possess greater resources than the Company.

Acquisition Risks. Acquisitions involve a number of special risks, some or all of which could have a material adverse effect on the Company's results of operations and financial condition. Such risks include, but are not limited to, the diversion of management's attention from core operations, difficulties in the integration of acquired operations and retention of personnel, customers, and suppliers, unanticipated problems or legal liabilities, tax and accounting issues, and the inability to obtain all necessary governmental and other approvals and consents.

6
Back to TOC

Need for Additional Financing. Proceeds from notes payable and long-term debt provided the working capital needs and principal payments on long-term debt through most of fiscal 2016. However, the Company will need to obtain additional financing in order to finance its acquisition and growth strategy. There can be no assurance that debt or equity financing will be available to the Company on acceptable terms, if at all. If the Company does require additional financing and it cannot be obtained or the terms of such financings are unfavorable, it may have a material adverse impact on our operations and profitability, and the Company may need to curtail its business plan and strategy.

Loss of Certain Members of Our Management Team Could Adversely Affect the Company. The Company is dependent to a significant extent on the continued efforts, abilities and funding of our current officers and directors. If the company was to lose the services of either of these individuals or other key employees or consultants before a qualified replacement could be obtained, the business could be materially affected.

Expected Volatility in Share Price. The market price of our stock has traded in a wide range. From March 1, 2001 through February 29, 2016 the price of our common shares has ranged from $0.0008 to $0.78 per share. The price of our common stock may be subject to fluctuations in response to quarter-to-quarter variations in operating results, creation or elimination of funding opportunities, restriction of the acquisition plans, and favorable or unfavorable coverage of our officers and Company by the press.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

International Machine and Welding, Inc. owns in fee simple title a 38,000 square foot facility in Bartow, Florida, which currently serves as the principal executive offices of American Commerce Solutions. A note payable to Center State Bank, originally at $875,000 encumbers this building. As of February 29, 2016, the balance on this note is $435,308. The loan bears interest at 6%, with monthly principle and interest payments of $4,865 and a balloon payment for the remainder of the loan on the maturity date of June 24, 2016. The note is secured by all of Division 1's fixed assets.

For a period of not less than one year following the acquisition of Best Way, the Company's rent will be reduced to one-half its currently rate. After such one-year period, the Company will have the option to renew the lease with International Machine at the same costs for an additional one-year period.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

7
Back to TOC

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

	Bid Prices
	High	Low
FISCAL 2016

First Quarter (March 1, 2015 through May 31, 2015)	$0.003	$0.0018
Second Quarter (June 1, 2015 through August 31, 2015)	$0.003	$0.002
Third Quarter (September 1, 2015 through November 30, 2015)	$0.0029	$0.0015
Fourth Quarter (December 1, 2015 through February 29, 2016)	$0.0033	$0.0019

FISCAL 2015

First Quarter (March 1, 2014 through May 31, 2014)	$0.0039	$0.0021
Second Quarter (June 1, 2014 through August 31, 2014)	$0.0027	$0.0015
Third Quarter (September 1, 2014 through November 30, 2014)	$0.0021	$0.0014
Fourth Quarter (December 1, 2014 through February 28, 2015)	$0.0043	$0.0015

On February 29, 2016 the closing bid price of the Company's Common Stock as reported by the OTCBB was $0.0023 and there were approximately 2,000 shareholders of record.

8
Back to TOC

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 31, 2016, the Company executed a letter agreement pursuant to which the Company acquired Best Way Auto & Truck Rental, Inc. as a wholly owned subsidiary from Three Sisters Trust.

We have agreed to issue 342,709,427 shares of our common stock (a combination of treasury shares and unissued shares), plus an additional number of shares to be determined to provide Three Sisters Trust with not less than 51% of the issued and outstanding shares of our common stock; provided that the shares to be issued will result in the issue of our entire authorized shares.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

9
Back to TOC

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion is intended to further the reader's understanding of the Company's financial condition and results of operations, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company's other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered "off balance sheet" pursuant to disclosure requirements under ITEM 303(c).

Trends and Uncertainties

The Company currently has minimal revenues in Best Way, and has ceased operations of International Machine which represents the operations discussed below and is investigating potential businesses and companies for acquisition to create and/or acquire a sustainable business. Our ability to generate revenues in Best Way and acquire or create a sustainable business may be adversely affected by our current financial conditions, availability of capital and/ or loans, general economic conditions which can be cyclical in nature along with prolonged recessionary periods, and other economic and political situations.

The Company has generated recurring losses and cash flow deficits from its operations since inception and has had to continually borrow to continue operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company are dependent upon its ability to raise additional capital, obtain additional financing and/or generate positive cash flows from operations.  As further described in "Liquidity and Capital Resources", management believes that it will be successful in obtaining additional financing, from which the proceeds will be primarily used to execute its new operating plans. The Company plans to use its available cash and new financing to develop and execute its new business plan and hopefully create and maintain a self-sustaining business.  However, the Company can give no assurances that it will be successful in achieving its plans or if financing will be available or, if available, on terms acceptable to the Company, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, and ultimately achieve adequate profitability and cash flows from operations, the Company would need to curtail certain or all of its operating activities.

There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations. There are no significant elements of income or loss that do not arise from our continuing operations except for the fair value change on derivative financial instruments and settlement on arbitration.

RESULTS OF OPERATIONS

MANUFACTURING

The soon to be divested manufacturing subsidiary, International Machine, generates its revenues from three divisions. On May 27, 2016, the Company ceased operations of International Machine and sold substantially all of its assts, including real estate and certain machines. Division 1 provides specialized machining and repair services to heavy industry and original equipment manufacturers. Division 2 provides repair and rebuild services on heavy equipment used in construction and mining as well as sales of used equipment. Division 3 provides parts sales for heavy equipment directly to the customer. The primary market of this segment is the majority of central and south Florida with parts sales expanding its market internationally. The Company does not have discrete financial information on each of the three manufacturing divisions, nor does the Company make decisions on the divisions separately; therefore they are not reported as segments.

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015

General

The Company's consolidated net sales decreased to $2,053,256 for the fiscal year ended February 29, 2016, a decrease of $186,099 or 8%, from $2,239,355 for the fiscal year ended February 28, 2015. Management believes the decrease is due to changes in the construction industry as machines are between their life cycles.

Gross profit for the consolidated operations decreased to $1,052,873 for the fiscal year ended February 29, 2016 from $1,161,982 for the fiscal year ended February 28, 2015. Gross profit as a percentage of sales decreased in fiscal year 2016 to 51% from 52% in fiscal year ended 2015.

Selling, general and administrative expenses decreased to $1,307,875 for fiscal 2016 from $1,323,467 for fiscal 2015, a decrease of $15,592 or 2%.

10
Back to TOC

Consolidated interest expense in fiscal 2016 was $81,210 compared to $90,360 in fiscal 2015. The decrease in interest expense is due to the Company reducing the overall debt during the year.

Consolidated interest income in fiscal 2016 was $30,706 compared to $24,354 in fiscal 2015. The increase in interest income is primarily due to the increase in the principal balance of the note receivable in 2016.

The Company incurred a consolidated net loss of $244,513 for the year ended February 29, 2016 compared to $184,911 net loss for the year ended February 28, 2015. The increase in the net loss is primarily due to the decrease in sales.

Manufacturing

The manufacturing operation, International Machine and Welding, Inc. provided net sales of $2,053,256 for the fiscal year ended February 29, 2016 compared to $2,239,355 for the fiscal year ended February 28, 2015. The machining operations provided $771,165 or 38% of net sales with parts and service providing $1,282,091 or 62% of net sales for the fiscal year ended February 29, 2016 as compared to machining operations contributing $734,335 or 33% of net sales with parts and service providing $1,505,020 or 67% of net sales for the fiscal year ended February 28, 2015.

Gross profit from International Machine and Welding, Inc. was $1,052,873 for the fiscal year ended February 29, 2016 compared to $1,161,982 in fiscal 2015 providing gross profit margins of 51% and 52%, respectively.

Selling, general and administrative expenses for International Machine and Welding, Inc. were $993,506 for the fiscal year ended February 29, 2016 compared to $969,598 for the fiscal year ended February 28, 2015. The increase of $23,908 or 2.5% is primarily due to an increase of worker's compensation insurance and legal expenses.

Interest expense for International Machine and Welding, Inc. was $56,255 for the fiscal year ended February 29, 2016 compared to $63,031 for the fiscal year ended February 28, 2015. The decrease in interest expense is due to the Company reducing the overall debt.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal years ended February 29, 2016 and February 28, 2015, the Company used net cash for operating activities of ($30,897) and ($26,648), respectively. The decrease in cash from operating activities is mainly due to the decrease in inventory, net of the increase in accounts receivable for year 2016.

During the years ended February 29, 2016 and February 28, 2015, the Company used funds for investing activities of $114,469 and $139,600, respectively.

During the years ended February 29, 2016 and February 28, 2015, the Company provided cash from financing activities of $137,039 and $203,214, respectively. The decrease in net cash provided by financing activities is due to the decrease in the proceeds from notes payable.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of February 29, 2016, that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Credit Lines for Subsidiary

On April 13, 2016, Best Way Auto and Truck Rental, Inc., was approved for a credit line of $1.6 million from Fleet Way Leasing Company in Feasterville, PA for the purchase of 70 new vehicles for the Company's rental fleet. This line of credit is based on a 24-month term. Negotiations continue to increase the line to $3.5 million to finance a total of 145 vehicles.

On April 27, 2016, Best Way Auto and Truck Rental, Inc., has received an additional $5 million credit line from Fleet Way Leasing Company in Feasterville, PA for use in purchasing an additional 180 vehicles for their new locations, which are scheduled to open in May.

11
Back to TOC

Capital Resources.

We had no material commitments for capital expenditures as of February 29, 2016 and February 28, 2015.

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

NEW ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this item.

12
Back to TOC

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements

American Commerce Solutions, Inc. and Subsidiary

As of February 29, 2016 and February 28, 2015 and for the Years Then Ended

Report of Independent Registered Public Accounting Firm

F-1
Back to TOC

STEVENSON & COMPANY CPAS LLC A PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 (813)443-0619

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Commerce Solutions, Inc.

We have audited the accompanying balance sheets of American Commerce Solutions, Inc. as of February 29, 2016 and February 28, 2015, and the related statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Commerce Solutions, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has recurring losses resulting in an accumulated deficit and is in default on several notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stevenson & Company CPAS LLC

Stevenson & Company CPAS LLC

Tampa, Florida

June 15, 2016

F-2
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 29,	FEBRUARY 28,
	2016	2015
ASSETS

CURRENT ASSETS:
Cash	$36,370	$44,697
Accounts receivable	165,004	101,507
Accounts receivable, factored	-	10,389
Inventories	191,147	288,441
Note receivable, related party	1,009,792	1,009,792
Due from related parties	893,714	803,585
Other receivables	7,039	6,103
Prepaid expenses	10,193	-
Total Current Assets	2,313,259	2,264,514

Property and equipment, net of accumulated depreciation of $3,135,344 and $2,976,631, respectively	2,380,718	2,518,990

OTHER ASSETS:
Investment in equity securities, available for sale	65,300	59,364
Total Other Assets	65,300	59,364

TOTAL ASSETS	$4,759,277	$4,842,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, including related party payables of $12,404 and $645, respectively	$101,013	$76,157
Accrued expenses, including related party balances of $4,044 and $10,000, respectively	72,059	44,018
Accrued interest, including related party balances of $2,321 and $48,692, respectively	319,852	344,413
Current portion of notes payable	652,296	248,251
Total Current Liabilities	1,145,220	712,839

LONG-TERM LIABILITIES:
Notes payable, net of current portion	-	434,904
Notes payable, related party, net of current portion	298,634	373,024
Due to stockholders	1,833,809	1,601,910
Total Long-Term Liabilities	2,132,443	2,409,838

Total Liabilities	3,277,663	3,122,677

STOCKHOLDERS' EQUITY

Preferred stock; $0; 5,000,000 shares authorized:
Series A; cumulative and convertible; $0.001 par value; 600 shares authorized 102 shares issued and outstanding; liquidating preference $376,125	-	-
Series B; cumulative and convertible; $0.001 par value; 3,950 shares authorized 3,944 shares issued and outstanding; liquidating preference $3,944,617	3	3
Common stock, $0.002 par value; 1,500,000,000 shares authorized; 1,157,812,573 and 1,157,812,573 shares issued and 1,157,290,573 and 1,157,290,573 shares outstanding, respectively	2,315,626	2,315,626
Additional paid-in capital	19,063,073	19,063,073
Stock subscription receivable	(10,000)	(10,000)
Accumulated other comprehensive income	33,222	27,286
Accumulated deficit	(19,654,784)	(19,410,271)
	1,747,140	1,985,717
Treasury stock at cost; 522,000 shares of common stock	(265,526)	(265,526)
Total Stockholders' Equity	1,481,614	1,720,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,759,277	$4,842,868

The accompanying notes are an integral part of the consolidated financial statements.

F-3
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended	For the Year Ended
	February 29,	February 28,
	2016	2015

REVENUE:
Net sales	$2,053,256	$2,239,355
	2,053,256	2,239,355

COST OF GOODS SOLD	1,000,383	1,077,373

GROSS MARGIN	1,052,873	1,161,982

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,307,875	1,323,467

LOSS FROM OPERATIONS	(255,002)	(161,485)

OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	56,051	13,500
Other income (expense)	4,942	29,080
Interest expense	(81,210)	(90,360)
Interest income	30,706	24,354
TOTAL OTHER EXPENSE (INCOME)	10,489	(23,426)

NET LOSS	$(244,513)	$(184,911)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on fair value of investment	5,936	27,286

COMPREHENSIVE LOSS	$(238,577)	$(157,625)

NET (LOSS) INCOME PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,157,812,573	1,145,789,302

The accompanying notes are an integral part of the consolidated financial statements

F-4
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Stock	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Stock	Equtiy

Balance, February 28, 2014	3,944	$3	1,036,243,946	$2,072,489	$19,017,210	$(10,000)	$-	$(19,225,360)	$(265,526)	$1,588,816

Unrealized gain on investment	-	-	-	-	-	-	27,286	-	-	27,286

Issuance of shares of common stock in conversion of debt	-	-	117,647,058	235,294	64,706	-	-	-	-	300,000

Issuance of shares of common stock in conversion of liability	-	-	3,921,569	7,843	2,157	-	-	-	-	10,000

Reverse capital contribution	-	-	-	-	(21,000)	-	-	-	-	(21,000)

Net loss	-	-	-	-	-	-	-	(184,911)	-	(184,911)

Balance, February 28, 2015	3,944	$3	1,157,812,573	$2,315,626	$19,063,073	$(10,000)	27,286	$(19,410,271)	$(265,526)	$1,720,191

Unrealized gain on investment	-	-	-	-	-	-	5,936	-	-	5,936

Net loss	-	-	-	-	-	-	-	(244,513)	-	(244,513)

Balance, February 29, 2016	3,944	$3	1,157,812,573	$2,315,626	$19,063,073	$(10,000)	$33,222	$(19,654,784)	$(265,526)	$1,481,614

The accompanying notes are an integral part of the consolidated financial statements

F-5
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	February 29,	February 28,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244,513)	$(184,911)
Adjustments to reconcile net loss to net cash and cash equivalents used by operating activities:
Depreciation	162,612	195,475
Amortization of loan costs	-	3,082
Investment received for services	-	(27,500)
Gain on extinguishment of debt and liability	(56,051)	(13,500)
Loss on disposal of equipment	-	570
(Increase) decrease in:
Accounts receivable	(63,497)	(18,355)
Inventories	97,294	30,907
Prepaid expenses	(10,193)	-
Other reeivables	(936)	3,383
Increase (decrease) in:
Accounts payable and accrued expenses	84,387	(15,799)
Net cash used by operating activities	(30,897)	(26,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in due from related party	(90,129)	(79,795)
Acquisition of property and equipment	(24,340)	(59,805)
Net cash used by investing activities	(114,469)	(139,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in due from factor	10,389	8,801
Proceeds from notes payable and long-term debt	135,816	291,848
Principal payments on notes payable	(241,065)	(329,835)
Increase (decrease) in due to stockholders	231,899	232,400
Net cash provided by financing activities	137,039	203,214

Net (decrease) increase in cash and cash equivalents	(8,327)	36,966

Cash and cash equivalents, beginning of period	44,697	7,731

Cash and cash equivalents, end of period	$36,370	$44,697

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$49,720	$51,714

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of liability to equity	$-	$300,000
Conversion of debt to equity	$-	$10,000
Unrealized gain on investment	$5,936	$27,286
Reversal of capital contribution	$-	$21,000

The accompanying notes are an integral part of the consolidated financial statements.

F-6
Back to TOC

AMERICAN COMMERCE SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF FEBRUARY 29, 2016 AND FEBRUARY 28, 2015 AND FOR THE YEARS THEN ENDED

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

F-7
Back to TOC

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

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $44,697 and $7,731 at February 29, 2016 and February 28, 2015, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, notes receivable, and related party notes.

Customer Concentration

The Company generates a significant amount of revenues from sales and services provided to three different industries. The construction industry accounted for approximately 22% of revenues in fiscal 2016 compared to 22% in fiscal 2015 while the industrial and mining industries accounted for approximately 28% and 49% in fiscal 2016 compared to 26% and 51% in fiscal 2015, respectively, of the total revenues. Although the Company does not rely on a single customer, during the year ended February 29, 2016, one of the Company's customers accounted for approximately 42% of total revenues. This customer was Mosaic Company.

Accounts Receivable

Trade. Accounts receivable consist of billed and uncollected services or products. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company's prior collection experience, customer credit worthiness, and current economic trends. Based on management's review of accounts receivable, no allowance for doubtful accounts is considered necessary at February 29, 2016 or February 28, 2015. The Company does not charge significant amounts of interest on past due receivables.

Factored. The Company accounts for its factoring of accounts receivable by selling and assigning all rights, title, and interest to certain of the Company's accounts receivable. The Company receives 80% of all approved invoices sold to the Factoring Company, who assumes the credit risk. Based on the Factoring Company's collections of these invoices the Company may receive additional consideration of up to 18%. The Company records the 80% as payment against the invoices sold and records 20% as an amount due from Factoring Company. Once the invoice exceeds 120 days outstanding, the remaining 20% of the receivable is recorded as expense. The Company terminated the factoring of accounts receivable on January 25, 2016.

Inventory

The Company follows FASB ASC 330, "Inventory". Inventories are stated at the lower of cost or net realizable value. The cost of inventories comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. The costs of conversion of inventories include raw materials and direct labor and fixed and variable production overheads, taking into account the stage of completion and the normal capacity of production facilities. The cost of inventories is determined using the first-in, first-out (FIFO) method. Inventory is reduced for the estimated losses due to obsolescence. This reduction is determined for groups of products based on purchases in the recent past and/or expected future demand.

F-8
Back to TOC

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

Notes Payable

Direct costs incurred with the issuance of notes payable are deferred and amortized over the life of the guaranty. For the years ended February 29, 2016 and February 28, 2015, the Company incurred amortization expense of $0 and $3,082, respectively.

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

Long-lived Assets

Long-lived assets (which excludes goodwill and other indefinite-lived intangible assets) are assessed for impairment IAW ASC 360, Property and equipment when an indicator of impairment exists. The Company periodically evaluates whether events and circumstances have occurred that indicate possible impairment. When impairment indicators exist, the Company uses market quotes, if available or an estimate of the future undiscounted net cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. There have been no significant impairments of long-lived assets during the years ended February 29, 2016 and February 28, 2015.

F-9
Back to TOC

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company's notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of February 29, 2016 and February 28, 2015.

F-10
Back to TOC

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Due to the Company's continued losses, the Company has placed a full valuation allowance against the deferred tax asset.

No deferred tax assets or liabilities were recognized as of February 29, 2016 and February 28, 2015.

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

Share-based expense for each of the years ended February 29, 2016 and February 28, 2015 was $0.

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

The Company does not have any potentially dilutive instruments as of February 29, 2016 and, thus, anti-dilution issues are not applicable.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

F-11
Back to TOC

Recent Pronouncements

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective may have an impact on our results of operations and financial position.

ASU Update 2014-09 Revenue from Contracts with Customers (Topic 606) issued May 28, 2014 by FASB and IASB converged guidance on recognizing revenue in contracts with customers on an effective date after December 31, 2017 will be evaluated as to impact and implemented accordingly.

ASU Update 2014-15 Presentation of Financial Statements – Going Concern (Sub-Topic 205-40) issued August 27, 2014 by FASB defines managements responsibility to evaluate whether there is a substantial doubt about an organizations ability to continue as a going concern. The additional disclosure required is effective after December 31, 2016 and will be evaluated as to impact and implemented accordingly.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Cost. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 31, 2015 including interim periods within those annual periods.

In July 2015- FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016, including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet, ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets ("lessees") to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee's right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee ("lessor") largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earlies comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

F-12
Back to TOC

4. ACCOUNTS RECEIVABLE, FACTORED

During the years ended February 29, 2016 and February 28, 2015, the Company factored receivables of approximately $214,200 and $477,800, respectively. In connection with the factoring agreement, the Company incurred fees of approximately $6,800 and $14,700 during the years ended February 29, 2016 and February 28, 2015, respectively. Any and all of the Company's indebtedness and obligations to the Factoring Company is guaranteed by two stockholders and collateralized by the Company's inventory and fixed assets. The Company terminated the factoring of accounts receivable on January 25, 2016.

5. INVENTORIES

Inventories consist of the following:

	February 29, 2016	February 28, 2015
Work-in process	$14,445	$17,888
Finished goods	176,702	270,553
Raw materials	—	—

Total inventories	$191,147	$288,441

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 29, 2016	February 28, 2015
Land	$186,045	$186,045
Building and improvements	2,814,744	2,814,744
Machinery and equipment	2,265,910	2,249,671
Office furniture and equipment	58,317	57,527
Trucks and automobiles	191,046	187,634

	5,516,062	5,495,621
Less accumulated depreciation	3,135,344	2,976,631

	$2,380,718	$2,518,990

F-13
Back to TOC

Depreciation expense for the years ended February 29, 2016 and February 28, 2015 was $162,612 and $195,475, respectively.

7. INVESTMENTS IN EQUITY SECURITIES

Investments in equity securities as of February 29, 2016 and February 28, 2015 are summarized based on the primary industry of the investee in the table below:

	Cost Basis	Umealized Gains	Umealized Losses	Fair Value
February 29, 2016
Commercial, industrial other	$32,078	$33,222	$-	$65,300

February 28, 2015
Commercial, industrial other	$32,078	$27,286	$-	$59,364

8. NOTES PAYABLE

Notes payable consist of:

	February 29, 2016		February 28, 2015
Notes payable to the parents of the former president of the Company, stockholders; 10% interest, past maturity.	$185,291	*	$185,291
Notes payable to the parents and sister of the former president of the Company; stockholders; 10% interest; past maturity.	31,697	*	31,697
Note payable; related party; 8% interest; due May 2017; secured by common stock	298,634		351,955
Note payable; related party; 6% interest; due May 2017; secured by common stock	-		21,069
Note payable to a financial institution; 6.0% interest; monthly principal and interest payments of $4,865; collateralized by fixed assets; due June 24, 2016	435,308		466,167

	950,930		1,056,179
Less current portion	(652,296)		(248,251)
	$298,634		$807,928

Notes payable	$652,296		$683,155
Notes payable, related parties	298,634		373,024
	$950,930		$1,056,179

*As of February 29, 2016, the notes payable listed above include notes in default totaling $216,988.

F-14
Back to TOC

The aggregate principal maturing in subsequent years is:

Year Ending February 28,
2017	652,296
2018	298,634
2019	—
2020	—
2021	—
Thereafter	—
$950,930

At February 29, 2016 and February 28, 2015, the above notes payable to related parties in the amount of $298,634 and $373,024, respectively, are not necessarily indicative of the terms and amounts that would have been incurred had comparable agreements been made with independent parties.

9. EQUITY

Preferred Stock - Series A

Holders of Series A convertible preferred stocks vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. Each share of Series A convertible preferred stock can be converted into 1,289 shares of common stock. Dividends are payable in kind at the Company's option at a rate of ten percent annually. Payments of annual dividends have been deferred by the Company's Board of Directors on the outstanding Series A shares because of losses sustained by the Company. As of February 29, 2016, preferred dividends in arrears amounted to $118,377 or $1,161 per share.

Preferred Stock - Series B

The Series B convertible preferred stock has rights to receive cumulative six percent in kind dividends in preference to the payment of dividends on all other shares of capital stock of the Company. No dividends may be declared or paid on any other shares of stock until the full amount of the cumulative dividends on the Series B preferred stock has been paid. Each share of Series B convertible preferred stock can be converted into 1,000 shares of common stock. Cumulative dividends amounted to $4,075,255 at February 29, 2016. Dividends may be paid in stock at a conversion rate of $1.00 per share. For the years ended February 29, 2016 and February 28, 2015, no dividends were paid with additional shares of preferred stock.

Holders of Series B preferred stock vote on a converted basis with the common stockholders on all matters to be brought to a vote of the stockholders. The Series B preferred stockholders are entitled to elect one director out of the seven authorized directors of the Company's board.

F-15
Back to TOC

Common Stock

The following transactions with our officer's and a related party, in the aggregate amount of $310,000 and 121,568,627 shares of common stock, were reported in Form S8 as filed with the Securities and Exchange Commission on May 1, 2014:

During the year ended February 28, 2015, two executives who are stockholders of the Company deferred $232,400 of compensation earned during this period. The balance due to stockholders at February 29, 2016 and February 28, 2015, totaled $1,833,809 and $1,601,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2015, the Company issued a total of 58,823,529 shares of common stock to each of the executives valued at $0.0051, in exchange for the reduction $300,000 of deferred compensation.

In April 2014, the Company exchanged $10,000 of debt due to the related party for 3,921,569 shares of common stock. The shares were valued at $0.0051 per share.

The Company issued 10,000,000 shares to an unrelated company in good faith negotiation of a potential acquisition. Shares issued were valued at $21,000, or $0.0021 per share, the fair market value at the date of the exchange. Based on an analysis of the transaction, the acquisition was never executed and therefore, the Company has written off the $21,000.

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

10. INCOME TAXES

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. As of February 29, 2016, the amount of unused tax losses available to carry forward and apply against taxable income in future years totaled approximately $19,655,000. The loss carry forwards began expiring in 2008. Due to the Company's continued losses, management has established a valuation allowance equal to the amount of deferred tax asset because it is more likely than not that the Company will not realize this benefit.

Temporary differences giving rise to the deferred tax assets, are as follows:

	February 29, 2016	February 28, 2015
Unused operating loss carryforwards	$7,873,700	$7,791,000

Valuation allowance	(7,873,700)	(7,791,000)

	$—	$—

F-16
Back to TOC

The valuation allowance increased by $82,700 during the year ended February 29, 2016. Differences between the federal benefits computed at a statutory rate and the Company's effective tax rate and provision are as follows for the years ended February 29, 2016 and February 28, 2015.

	2016	2015
Statutory benefit	$(74,000)	$(62,800)
State tax benefit, net of federal effect	(8,700)	(9,200)
Nondeductible expenses	—	—
Increase in deferred income tax valuation allowance	82,700	72,000

	$—	$—

The Internal Revenue Code contains provisions that may limit the net operating loss carry forwards available for use in any given year if significant changes in ownership interest of the Company occur.

We are subject to income tax audits by the Internal Revenue Service for the years 2014 – 2016.

11. RELATED PARTY TRANSACTIONS

During the years ended February 29, 2016 and February 28, 2015, two executives who are stockholders of the Company deferred $231,899 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2016 and February 28, 2015, totaled $1,833,809 and $1,601,910, respectively. The amounts are unsecured, non-interest bearing, and have no specific repayment terms; however, the Company does not expect to repay these amounts within the next year. During the year ended February 28, 2015, the Company issued 58,823,529 shares of common stock in settlement of $300,000 of deferred compensation to each of the two executives. The stock was valued at $0.0051.

Note receivable, related party balance at February 29, 2016 and February 28, 2015 is $1,009,792 is due on demand and can be settled by the related party through the issuance of common stock and therefore, no allowance is considered necessary.

Due from related party balance at February 29, 2016 and February 28, 2015 is $893,714 and $803,585, respectively, is due on demand and can be settled by the return of the Company's common stock by the two executives and therefore, no allowance is considered necessary.

In April 2014, the Company exchanged $10,000 of debt due to the related parties for 3,921,569 shares of common stock. The shares were valued at $0.0051 per share.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

F-17
Back to TOC

12. SEGMENT INFORMATION

The Company had two reportable segments during 2016 and 2015; manufacturing and other. For the years ended February 29, 2016 and February 28, 2015 the Company has included segment reporting.

For the year ended February 29, 2016, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$2,053,256		$2,053,256
Interest expense	$56,255	24,955	81,210
Depreciation	$162,612		162,612
Net income (loss)	$66,400	(310,913)	(244,513)
Property and equipment, net of accumulated depreciation	$2,380,718	-	2,380,718
Segment assets	$3,047,208	1,712,069	4,759,277

For the year ended February 28, 2015, information regarding operations by segment is as follows:

	Manufacturing	Other (a)	Total Continuing Operations

Revenue	$2,239,335	-	$2,239,355
Interest expense	$63,031	27,329	90,360
Depreciation	$195,475	-	195,475
Net income (loss)	$133,233	(318,144)	(184,911)
Property and equipment, net of accumulated depreciation	$2,518,990	-	2,518,990
Segment assets	$3,224,955	1,617,913	4,842,868

(a)	The "other" segment is mainly related to the holding company expenses and general overhead, as well as the stock based compensation awards.

F-18
Back to TOC

Segment 1, manufacturing, consists of International Machine and Welding, Inc. and derives its revenues from machining operations, sale of parts and service.

The manufacturing segment, International Machine and Welding, Inc. has a broad and diverse base of customers. The segment does have a significant customer which accounts for 42% of total sales; the loss of this customer would have a material adverse effect on the segment. Also, this segment generates a significant amount of revenues from sales and services provided to three different industries.

13. SUBSEQUENT EVENTS

On March 31, 2016, the Company executed a letter agreement pursuant to which the Company acquired Best Way Auto & Truck Rental, Inc. as a wholly owned subsidiary from 3 Sisters Trust.

We have agreed to issue 342,709,427 shares of our common stock (a combination of treasury shares and unissued shares), plus an additional number of shares to be determined to provide 3 Sisters Trust with not less than 51% of the issued and outstanding shares of our common stock; provided that the shares to be issued will result in the issue of our entire authorized shares.

In connection with the acquisition of Best Way Auto & Truck Rental, Inc., we will divest our interest in International Machine & Welding, Inc., heretofore our sole wholly owned subsidiary, in a transaction with our directors, Daniel Hefner and Robert Maxwell, the terms of which are to be determined.

Also, in connection with the acquisition of Best Way Auto & Truck Rental, Inc., our indebtedness to International Machine & Welding, Inc. and to our related parties will be eliminated.

On April 13, 2016, Best Way Auto and Truck Rental, Inc., was approved for a credit line of $1.6 million from Fleet Way Leasing Company in Feasterville, PA for the purchase of 70 new vehicles for the Company's rental fleet. This line of credit is based on a 24-month term. Negotiations continue to increase the line to $3.5 million to finance a total of 145 vehicles.

On April 27, 2016, Best Way Auto and Truck Rental, Inc., has received an additional $5 million credit line from Fleet Way Leasing Company in Feasterville, PA for use in purchasing an additional 180 vehicles for their new locations, which are scheduled to open in May.

On April 25, 2016, the Company appointed William Stamps and Harry Willner to the board of directors. There are no arrangements between the Company and Mr. Stamps or Mr. Willner pursuant to which they were selected as a director, nor have they been named to any committees of the board of directors.

Mr. Stamps and Mr. Willner are the CEO and General Manager, respectively, of Fleetway Leasing and Sales Company.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no other events have occurred requiring adjustment or disclosure.

F-19
Back to TOC

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2015, the Board of Directors of American Commerce Solutions, Inc. (the "Company") approved the withdrawal of Peter Messineo & Co. CPAs, LLC ("M&CO") as the Company's independent registered public accounting firm. In December 2015, Peter Messineo & Co. CPAs and Peter Messineo were suspended from practicing before the SEC.

Also during 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS LLC as the Company's new independent registered public accounting firm. Stevenson & Company CPAS LLC conducted the review engagement on the Company's quarterly Financial Statements commencing with the May 31, 2015 quarterly review.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, Daniel Hefner our Chief Executive Officer and John Keena, our Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) as of February 29, 2016 concluded that as of such date the company's disclosure controls and procedures were inadequate and ineffective and there were material weaknesses due to insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and ineffective controls over period end financial disclosure and reporting processes.

Management's Annual Report on Internal Control over Financial Reporting

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

Our chief executive officer and chief financial officer evaluated the effectiveness of our internal control over financial reporting as of February 29, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework 2013. Based on this evaluation, our CEO and CFO concluded that, as of February 29, 2016, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. A material weakness is a deficiency, or combination of deficiencies, that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner.

13
Back to TOC

The material weaknesses assessed by our management were (1) we have not implemented measures that would prevent the Chief Executive Officer and the Chief Financial Officer from overriding the internal control system and (2) our board of directors has determined that our audit committee does not have an independent "financial expert" as such term is defined under federal securities law; (3) lack of a majority of outside directors on our board of directors, potentially resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and, (4) inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that occurred during the year ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Auditor's Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

ITEM 9B. OTHER INFORMATION

None

14
Back to TOC

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about each person who serves as an executive officer or director of the Company:

Name	Age	Positions with the Company

Robert E. Maxwell	81	Chairman of the Board and Director

John Keena	59	Chief Financial Officer and Director

Daniel L. Hefner	65	Chief Executive Officer, President and Director

William Stamps	74	Director

Harry Willner	62	Director

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

Mr. Keena has been Chief Financial Officer and a director of the Company since March 31, 2016. Mr. Keena has been the founder and Chief Executive Officer and director of Best Way Auto & Trust Rental, Inc. since December 2015. From 2010 to 2014, Mr. Keena worked at Blessed Veterans, an entity assisting the employment of veterans in the United States. From 2004 to 2010, Mr. Keena was the general manager of Miami Chevrolet and fleet manager of over 3,000 automobiles per year.

Mr. Hefner has been President of the Company since September 2002 and Chief Executive Officer since March 2002. He previously served as Executive Vice President from June 2000 to June 2001 and as interim President from June 2001 through February 2002. Mr. Hefner has been a director of the Company since June 2000. Mr. Hefner formerly served as President of International Machine and Welding, Inc. He formerly served as President, and is now serving as President of International Commerce and Finance, Inc. an investment/consulting company for manufacturing and technology companies, and he has held this position since August 1999. Mr. Hefner has been active for the past eighteen years as an independent consultant to individuals or business seeking to begin operations or to create turnarounds of existing business. During the same period, Mr. Hefner also operated his own independent real estate brokerage operation where he continues to serve as President and Chief Executive Officer. From March to October 1999, Mr. Hefner was Chief Operating Officer for Chronicle Communications, Inc. (OTCBB: CRNC), a Tampa based printer.

Mr. Stamps has been a director of the Company since April 25, 2016. Mr. Stamps have been heavily involved in the car dealership business for 50 years and currently owns Colloniel Nissan, Volkswagen, Subaru and Hyundai, all located in Pennsylvania. He was a former CPA and is currently the Chief Executive officer of Fleet Way Leasing Company where he has been distributing vehicles to rental fleets across the United States.

Mr. Willner has been a director of the Company since April 25, 2016. Mr. Willner has over twenty years of experience managing companies with sales up to $20 million. Mr. Willner is currently one of the partners in Fleetway Leasing Company. Mr. Willner is an experienced banker since 1998, having been a founder, member of the Executive and Loan Committees of United Valley Bank. United Valley Bank completed pooling of interest with Jefferson Bank in Philadelphia. After United Valley Bank, Mr. Willner served as a director of Pennsylvania Business Bank that was purchased by NOVA Bank.

15
Back to TOC

Additional Board Members added April 18, 2016:

William Stamps has been heavily involved in the car dealership business for 50 years and currently owns Colloniel Nissan, Volkswagen, Subaru, and Hyundai all located in PA. He was a former CPA and is also the CEO of Fleet Way Leasing Company where he has been distributing vehicles to rental fleets across the USA. Mr. Stamps quoted, "I am very pleased to join the board with other aggressive executives inside of Best Way. I plan to use my knowledge, resources and experiences in the automotive industry to assist this company in franchising Best Way Rentals throughout the USA while also expanding on the core business fundamentals in every way I can."

Harry Willner has 20 + years of experience managing companies with sales up to $20M while directing a staff of 40 individuals in the company. Mr. Willner is currently one of the partners in Fleetway Leasing Company and has helped his company earn multiple awards for the Best Vehicle Leasing Company in Philadelphia. Mr. Willner states, "While managing sub-prime credit portfolios for 250 customers and overseeing a $13M budget, I plan to bring exceptional expertise to the table in many different avenues."

AUDIT COMMITTEE

The Audit Committee consists of John Keena and Robert Maxwell. The Audit Committee selects the independent auditors; reviews the results and scope of the audit and other services provided by the Company's independent auditor. The Audit Committee also reviews and evaluates the Company's internal control functions. The board of directors has determined that the audit committee does not have an independent "financial expert"; as such term is defined under federal securities law.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth cash and non-cash compensation awarded, paid or accrued, for the past two fiscal years of the Company's Chief Executive Officers, and all other, if any, whose total annual compensation exceeded $100,000 for the past three fiscal years (collectively, the " Named Executive Officers").

16
Back to TOC

SUMMARY COMPENSATION TABLE

Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)	All Other Compensation ($)	Total ($)

Daniel Hefner,	2016	150,000	—	—	—	—	150,000
President and	2015	150,000	—	—	—	—	150,000
Chief Executive Officer	2014	150,000	—	—	—	—	150,000

Robert Maxwell,	2016	150,000	—	—	—	—	150,000
Chairman of the Board	2015	150,000	—	—	—	—	150,000
	2014	150,000	—	—	—	—	150,000

Frank Puissegur (1)	2016	—	—	—	—	—	—
Chief Financial Officer	2015	—	—	—	—	—	—
	2014	—	—	—	—	—	—

_____________

(1) Mr. Puissegur resigned as an officer and director on March 31, 2016 in conjunction with the acquisition of Best Way Auto and Truck Rental, Inc.

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

COMPENSATION COMMITTEE

Robert E. Maxwell, Daniel L. Hefner and John Keena are members of the Compensation Committee, which reviews and makes recommendations with respect to compensation of officers, employees and consultants, including the granting of options under the Company's Non Qualifying Stock Option Plan approved effective July 10, 2002 and the Employee Stock Incentive Plan approved effective May 27, 2003. Additionally, the committee reviews executive compensation and makes recommendations to the Board of Directors.

17
Back to TOC

NONQUALIFYING STOCK OPTION PLAN

On July 10, 2002 the Company adopted a Non-qualifying Stock Option/Stock Appreciation Rights Plan and reserved 7,000,000 common shares of stock for employees, officers and consultants. These options are granted by the Board at their discretion. As of February 29, 2016 the Company has 57,400 options available for future issuance under this plan.

EMPLOYEE STOCK INCENTIVE PLAN

At February 29, 2016, the Company did not have any long-term incentive plans nor had it awarded any restricted shares to any Named Executive Officer. The table set forth below contains information with respect to the award of stock options during the fiscal year ended February 28, 2015 and 2014 to the Named Executive Officers covered by the Salary Compensation Table.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2016, the Company did not grant any option awards to our executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth, for each Named Executive Officer in the Summary Compensation Table who holds stock options during fiscal 2016 and 2015.

	Shares		Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Acquired or Exercised (#)	Value Realized	Exercisable (#)	Unexercisable (#)	Exercisable $	Unexercisable $

	-	-	-	-	-	-

18
Back to TOC

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of February 29, 2016, by: (i) each director and nominee for director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company beneficially owning more than 5% of the outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Stock owned by them.

Name and Address or Number in Group	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Directors and Executive Officers

Robert E. Maxwell (3) 1400 Chamber Drive Bartow, FL	440,837,595	38.08%

Daniel L. Hefner (4) 1400 Chamber Dr. Bartow, FL	516,496,499	44.61%

John Keena 9816 Gilespie St. Las Vegas, N 89183	0	0.00%

William Stamps 336 West Street Road Feasterville, PA 19053	0	0.00%

Harry Willner 336 West Street Road Feasterville, PA 19053	0	0.00%

All Directors and Executive Officers as a Group (5 persons)(5)		82.69%

___________

(**)	Less than 1%
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

19
Back to TOC

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

Beneficial Voting Power Held

The following table sets forth the voting power in the Company's equity securities, as of February 29, 2016 held by: (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers as a group, and (iv) each person known by the Company to own more than 5% of any class of outstanding equity security of the Company. The voting power set forth in this table is the beneficial voting power held, directly and indirectly, by such person as of the date indicated assuming no conversion of the preferred stock (i.e., includes shares that may be acquired within 60 days by reason of option or warrant exercise but not those that could be obtained upon conversion of preferred stock).

Name	Percent of Outstanding Voting Power Held (1)
Directors and Executive Officers
Robert E. Maxwell (3)	38.09%
John Keena	*
Daniel L. Hefner (2)	44.63%
William Stamps	*
Harry Willner	*
All directors and executive officers as a group (5 persons)	82.72%
International Commerce and Finance, Inc. (4)	22.45%

_________

*	Less than 1%

(1)

Based upon 1,157,290,573 outstanding shares of common stock, 102 outstanding shares of Series A Preferred Stock and 3,944 outstanding shares of Series B Preferred Stock. Each share of Common Stock is entitled to one vote per share. Each outstanding share of Series A Preferred Stock is entitled to 1,289 votes. 3,207 shares of Series B Preferred Stock are entitled to 200 votes per share and 737 shares of Series B Preferred are entitled 1,000 votes each. Accordingly, as of February 28, 2015, the Series A Preferred Stock and Series B Preferred Stock are entitled to an aggregate of 131,478 votes and 1,378,400 votes, respectively. Voting rights are calculated in the same manner described in footnote 2 to table above disclosing the Security Ownership of Management and Certain Beneficial Owners ("Beneficial Ownership Table"). Totals could exceed 100% due to such calculations and overlapping beneficial voting rights held between holders as set forth herein.

(2)	Consisting of 414,955,105 shares of Common Stock.

(3)	Includes 348,360 shares of Common Stock held by his spouse Barbara Maxwell, and 1,376,671 shares of Common Stock beneficially owned by CALB.

(4)	Consisting of 259,833,285 shares of Common Stock. The corporation is controlled by Robert Maxwell and Daniel Hefner, officers and directors of Company

20
Back to TOC

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

During the years ended February 29, 2016 and February 28, 2015, two executives who are stockholders of the Company deferred $231,899 and $232,400, respectively, of compensation earned during the year. The balance due to stockholders at February 29, 2016 totaled $1,833,809. The amounts are unsecured, non-interest bearing, and have no specific repayment terms.

Note receivable, related party balance at February 29, 2016 and February 28, 2015 is $1,009,792 is due on demand and can be settled by the related party through the issuance of common stock and therefore, no allowance is considered necessary.

Due from related party balance at February 29, 2016 and February 28, 2015 is $893,714 and $803,585, respectively, is due on demand and can be settled by the return of the Company's common stock by the two executives and therefore, no allowance is considered necessary.

In April 2014, the Company exchanged $10,000 of debt due to the related parties for 3,921,569 shares of common stock. The shares were valued at $0.0051 per share.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

On May 27, 2016, the Company ceased operation of its wholly-owned subsidiary, International Machine and sold substantially all of its assets, including real estate and certain machines. Other assets will be sold at auction. The projected gross sale is expected to be $1.6M, more or less.   This sale and the anticipated final documentation of the Best Way acquisition will transfer ownership of International Machine to Robert Maxwell and Daniel Hefner, officer and directors of the Company or their assigns in exchange for return of stock and/or reduction of monies owed to Messrs. Maxwell and Hefner.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During 2016 and 2015, we were billed by our former accountant, Messineo & Co., CPAs, LLC, approximately $18,500 and $6,500 for audit and review fees associated with our 10-K and 10-Q filings.

During 2016 we were billed by our accountant, Stevenson & Co., CPAs, LLC, approximately $36,000 for audit and review fees associated with our 10-K and 10-Q filings.

21
Back to TOC

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) List of Financial statements included in Part II hereof

(a)(2) List of Financial Statement schedules included in Part IV hereof: None

(a)(3) Exhibits

The exhibits that are filed with this report are set forth in the Exhibit Index below:

22
Back to TOC

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

23
Back to TOC

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCE SOLUTIONS, INC.

Date: June 15, 2016	By:	/s/ Daniel L. Hefner
Daniel L. Hefner President, Director

Date: June 15, 2016	By:	/s/ John Keena
John Keena CFO and Chief Accounting Officer, Director

Date: June 15, 2016	By:	/s/ Robert Maxwell, Sr.
Robert Maxwell, Sr.
Director

24